Form 10-K405
FAMILY RESTAURANTS
filed 1995-03-27
CIK 813856

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934                       $250.00 FEE REQUIRED

For the fiscal year ended December 25, 1994

                 or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934                            NO FEE REQUIRED

Commission file number 33-14051

                            FAMILY RESTAURANTS, INC.

INCORPORATED IN DELAWARE                 I.R.S. Employer Identification
                                         No. 33-0197361

18831 Von Karman Avenue, Irvine, CA 92715
Telephone:  (714) 757-7900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None. SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

Yes   X     No
    -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    X
                 -----

Index to exhibits appears on page 38.

The common stock of the registrant is not publicly traded. Therefore, the aggregate market value of voting stock held by non-affiliates is not readily determinable.

Number of shares of outstanding common stock as of March 21, 1995 is 997,277.

                            FAMILY RESTAURANTS, INC.

                                     PART I

Item 1.  BUSINESS

BACKGROUND

         Family Restaurants, Inc. (formerly known as The Restaurant Enterprises Group, Inc.) was incorporated in Delaware in 1986 and is primarily engaged in the operation of full-service restaurants throughout the United States through its subsidiaries. At December 25, 1994, the Company operated 702 restaurants in 34 states, with approximately 52% of its restaurants located in California. Additionally, as of December 25, 1994, the Company was the licensor of 231 full-service restaurants in Japan and South Korea, the franchisor of five family restaurants and five Mexican restaurants in the United States and the franchisor of 21 Mexican restaurants outside the United States. See "-- Franchised and Licensed Restaurants."

         On January 27, 1994 (the "Closing Date"), Apollo FRI Partners, L.P. ("Apollo"), Green Equity Investors, L.P. ("GEI") and Foodmaker, Inc. ("Foodmaker") acquired approximately 98% of the then outstanding common stock, par value $.01 per share (the "Common Stock") of the Company (the "Acquisition"). Apollo, GEI, Foodmaker and certain officers of the Company invested approximately $154.7 million of new equity in the Company, consisting of approximately $92.4 million in cash and approximately $62.3 million attributable to Foodmaker's transfer of Chi-Chi's, Inc. ("Chi-Chi's") to the Company (the "New Equity Investment"). Concurrently, Chi-Chi's was merged with a subsidiary of the Company (the "Chi-Chi's Merger") in a transaction with a purchase price of approximately $270.0 million (including the assumption of capitalized lease and debt obligations). In addition to the financing provided by the New Equity Investment, in connection with the Acquisition, the Company sold $300.0 million principal amount of 9-3/4% Senior Notes due 2002 (the "Senior Notes") and $150.0 million principal amount ($109.0 million in proceeds) of 10-7/8% Senior Subordinated Discount Notes due 2004 (the "Discount Notes" and, together with the Senior Notes, the "Notes") and the Company and certain of its subsidiaries entered into a new $150.0 million credit facility (the "Credit Facility"). See "--The Acquisition."

         Unless the context otherwise requires, reference to the "Company" refers to The Restaurant Enterprises Group, Inc. and its consolidated subsidiaries (not including Chi-Chi's) when used with respect to historical information relating to periods prior to January 27, 1994 included herein, and refers to Family Restaurants, Inc. and its consolidated subsidiaries, giving effect to the Acquisition, the Chi-Chi's Merger and related transactions and the Strategic Divestment Program described below, when used with respect to information about events occurring upon completion of or after the Acquisition.

         The Company operates restaurant chains serving two principal market segments: full-service family restaurants (the "Family Restaurant Division") and full-service Mexican restaurants (the "Mexican Restaurant Division"). At December 25, 1994, the Company's Family Restaurant Division included 350 moderately-priced family-oriented restaurants operated primarily under the Carrows and Coco's names, and the Company's Mexican Restaurant Division operated 325 full-service restaurants primarily under the Chi-Chi's, El Torito and Casa Gallardo names. The Company's Mexican Restaurant Division is the largest operator of full-service Mexican restaurants in the United States. The Company also operated 27 additional restaurants under other formats.

FAMILY RESTAURANT DIVISION

         The Family Restaurant Division included 350 restaurants as of December 25, 1994 operating principally under the Coco's and Carrows concepts, approximately 75% of which are located in California. Management believes that both concepts enjoy excellent name recognition and a loyal customer base. The restaurants are typically open either 18 or 24 hours a day and offer a menu of moderately priced breakfast, lunch and dinner items with an average food check per person (excluding alcoholic beverage sales) of approximately $6.74 for Coco's and $5.89 for Carrows.

         Coco's and Carrows restaurants generally contain from 5,000 to 6,000 square feet of floor space and accommodate approximately 95 to 180 guests in the restaurant. Both Coco's and Carrows restaurants emphasize consistently high-quality food with an excellent price/value relationship and friendly, efficient service. In the current economic environment, the family restaurants have benefitted from their moderately-priced menus. In addition, the family restaurants' minimal reliance on beer and wine sales has been an advantage during a period of declining alcoholic beverage sales.

MEXICAN RESTAURANT DIVISION

         The Company operated 325 Mexican restaurants primarily under the Chi-Chi's, El Torito and Casa Gallardo names as of December 25, 1994. The Company is the largest operator of full-service Mexican restaurants in the United States, based upon both number of restaurants and annual revenues.

         The Chi-Chi's, El Torito and Casa Gallardo restaurants serve moderately priced, high-quality Mexican food and a wide selection of alcoholic beverages. They offer generous portions and a wide variety of Mexican food at moderate prices for full-service restaurants. The average food check per person (excluding alcoholic beverage sales) is approximately $7.86 for Chi-Chi's, $8.73 for El Torito and $8.03 for Casa Gallardo restaurants.

         Chi-Chi's restaurants generally contain from 5,000 to 10,600 square feet of floor space and accommodate approximately 200 to 400 guests in the restaurant and lounge. El Torito restaurants generally contain from 8,000 to 10,000 square feet of floor space and accommodate approximately 300 to 400 guests in the restaurant and lounge. The Company's Mexican restaurants are generally located in freestanding buildings in densely populated suburban areas, and the Company believes their festive atmosphere and moderate prices are especially appealing to family clientele.

OTHER RESTAURANTS

         The Company operated 27 traditional dinnerhouses in California as of December 25, 1994, primarily under the Charley Brown's and Reuben's names. The traditional dinnerhouses are no longer a part of the Company's core operating strategy; however, the restaurants currently being operated generally have excellent locations and positive cash flow.

SITE SELECTION

         The selection of sites for new restaurants is the responsibility of the senior management of each of the Company's operating divisions. Typically, potential sites are brought to the attention of the Company by real estate brokers and developers familiar with its needs. Sites are evaluated on the basis of a variety of factors, including demographic data, land use and environmental restrictions, competition in the area, ease of access, visibility, availability of parking and proximity to a major traffic generator such as a shopping mall, office complex, stadium or university.

EMPLOYEES

         At December 25, 1994, the Company had approximately 51,700 employees, of whom 50,800 were restaurant employees, 750 were corporate personnel and 150 were field management and administrative personnel. Employees are paid on an hourly basis, except restaurant managers, corporate and field management and administrative personnel. Restaurant employees include a mix of full-time and part-time, mostly hourly personnel, enabling the Company to provide services necessary during peak periods of restaurant operations. The Company has not experienced any significant work stoppage and believes its labor relations are good.

         On February 22, 1995, the Company announced that it had begun a search to identify and hire a new chief executive officer. In addition, the Company replaced the president of the Mexican Restaurant Division with one of its other senior executives.

COMPETITION AND MARKETS

         The restaurant business is highly competitive and is affected by changes in the public's eating habits and preferences, population trends and traffic patterns, and local and national economic conditions affecting consumer spending habits. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, advertising, name identification, attractiveness of facilities and restaurant location. The Company's restaurants compete with a wide variety of restaurants ranging from national and regional restaurant chains to locally owned restaurants. The Company believes that its principal competitive strengths are its distinctive atmosphere and food presentation, moderate pricing, variety and quality of food products, the quality and training of its employees and the market penetration of its restaurants which has resulted in economies of scale in a variety of areas, including the purchase of food and advertising and promotion.

GOVERNMENT REGULATION

         Each of the Company's restaurants is subject to federal, state and local laws and regulations governing health, sanitation, environmental matters, safety, the sale of alcoholic beverages and regulations regarding hiring and employment practices. The Company believes it has all licenses and approvals material to the operation of its business, and that its operations are in material compliance with applicable laws and regulations.

         The Company is subject to federal and state laws governing matters such as minimum wages, overtime and other working conditions. At December 25, 1994, approximately 50% of the Company's employees were paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit.

         In February 1995, President Clinton called for Congress to raise the minimum wage by $.90 over the next two years. Implementation of the legislation increasing the minimum wage would increase the labor costs of the Company and the restaurant industry as a whole.

         The Company is also subject to both federal and state regulations governing disabled persons' access to its restaurant facilities, including the Americans with Disabilities Act ("ADA"), which became effective in January 1992. If the ADA were interpreted to require a higher degree of accessibility for disabled persons than presently established, it could have a significant economic impact on the Company, inasmuch as such interpretation could require the Company, and the restaurant industry as a whole, to make substantial modifications to its restaurant facilities.

         Currently, the Company franchises only ten restaurants in the United States and does not foresee any significant further franchising. See "--Franchised and Licensed Restaurants." With regard to its ten franchises, the Company believes it is operating in substantial compliance with applicable laws and regulations governing such operations.

TRADEMARKS AND SERVICE MARKS

         The Company regards its trademarks and service marks as important to the identification of its restaurants and believes that they have significant value in the conduct of its business. The Company has registered various trademarks and service marks with the United States Patent and Trademark Office. In general, subject to their continuous use and priority of use, these registrations may be renewed indefinitely, except that (i) for five years following the date of registration, a federal registration is subject to a petition to cancel that can be filed by any person who believes that he will be damaged by such registration and (ii) a federal registration can be challenged at any time on the grounds that it was fraudulently obtained, that the mark has become a common descriptive name or that the mark is being used so as to misrepresent the source of the goods or services sold under it. In addition to its federal registrations, certain trademarks and service marks have been registered in various states in which the Company operates restaurants. Also, many of the Company's menus, training manuals and other printed manuals utilized in conjunction with its business are copyrighted.

FRANCHISED AND LICENSED RESTAURANTS

         Pursuant to a Technical Assistance and Licensing Agreement dated as of December 13, 1979 (the "Licensing Agreement") with Coco's Japan Co., Ltd. ("CJCL") and Kasumi Stores K.K. (Kasumi Stores K.K. being later removed as a party), CJCL had the exclusive right to use the Company's Coco's family restaurant concept in Japan and certain other Asian countries. The Licensing Agreement also gave CJCL access to certain training procedures and technical information concerning the operation of Coco's family restaurants. At December 25, 1994, CJCL operated 201 Coco's and four El Torito Mexican restaurants in Japan, and Midopa Co., Ltd., a sublicensee of CJCL in South Korea, operated 26 restaurants under the Coco's name in South Korea.

        The Licensing Agreement expired on February 4, 1995. The Company has reached an agreement on terms with CJCL and expects to enter into a new Technical Assistance and Licensing Agreement with CJCL that will expire in 2010.

         In 1990, the Company established CFC Franchising Company to market domestically Coco's family restaurant concept franchises. Five of such Coco's franchised restaurants have been opened. At December 25, 1994, the Company had entered into Chi-Chi's franchise agreements with four individuals or entities covering limited portions of two states, the Province of Quebec and all other international markets, excluding Canada, and an El Torito franchise agreement with one entity covering New York City. Under these franchise agreements, five restaurants are operated in the United States and 21 restaurants are operated in other markets. The Company is not currently actively offering additional franchises or additional territories in the United States.

         All of the Company's franchise agreements provide that the franchisee will comply strictly with the Company's standards, specifications, processes, procedures, requirements and instructions regarding the operation of the franchisee's restaurants. Franchise and license fees were $6,041,000 for the eleven months ended December 25, 1994 (including Chi-Chi's fees subsequent to the Acquisition), $546,000 for the one month ended January 26, 1994, $4,942,000 for the year ended December 26, 1993 and $4,885,000 for the year ended December 28, 1992, of which 87%, 82%, 94% and 94%, respectively, were from CJCL and its sublicensees. Related costs were not significant. The Company has no assets located overseas but maintains one employee, who lives in Korea, to represent its interests.

THE ACQUISITION

         The Acquisition involved the following components and related transactions, all of which (unless otherwise noted) were consummated on January 27, 1994 (the "Closing Date"):

         New Equity Investment. Apollo, GEI, Foodmaker and certain officers of the Company made the $154.7 million New Equity Investment in the Company pursuant to the Acquisition Agreement, dated as of October 15, 1993, among the Company, Apollo, GEI, Foodmaker and Chi-Chi's (as amended, the "Acquisition Agreement") and the Employee Stock Purchase (as defined below). Apollo purchased 389,634 shares of Common Stock (constituting 40.0% of the Common Stock outstanding immediately following the Closing Date) for $62.3 million in cash and GEI purchased 179,831 shares of Common Stock (constituting 18.4% of the Common Stock outstanding immediately following the Closing Date) for $28.8 million in cash. Foodmaker acquired 389,634 shares of Common Stock (constituting 40.0% of the Common Stock outstanding immediately following the Closing Date, with a value of $62.3 million) in the Chi-Chi's Merger. Certain officers of the Company purchased 15,625 shares of Common Stock in the Employee Stock Purchase. The purchase price in the Employee Stock Purchase was $160 per share (the same price per share as the New Equity Investment), and fifty percent thereof was financed through interest-bearing recourse notes payable in the aggregate amount of $1,250,000 to the Company.

         Chi-Chi's Merger. The Company acquired Chi-Chi's, a wholly-owned subsidiary of Foodmaker and the operator, directly or indirectly through its subsidiaries, or franchisor of 235 full-service Mexican restaurants, through a merger of a newly-formed subsidiary of the Company with Chi-Chi's. Foodmaker received (a) $205.0 million in cash, less the principal amount of capital leases and the face amount of certain indebtedness of Chi-Chi's (including certain Chi-Chi's debentures which were defeased immediately following consummation of the Chi-Chi's Merger) existing or assumed by the Company in connection with the Chi-Chi's Merger, (b) 389,634 shares of Common Stock and (c) a warrant to purchase, at an aggregate exercise price of $26.7 million, 111,111 shares of Common Stock (constituting 10% of the Common Stock outstanding assuming the full exercise thereof) (the "Foodmaker Warrant").

         Credit Facility. The Company, FRI-M Corporation (formerly known as REG-M Corp.), a wholly-owned subsidiary of the Company (the "Borrower"), and certain subsidiaries of the Borrower (the "Subsidiary Guarantors") entered into the Credit Facility on the Closing Date. The Credit Facility is a $150.0 million five-year fully revolving credit facility with a $100.0 million sub-limit for standby letters of credit and is used for general corporate purposes, including working capital and capital expenditures. The letter of credit availability under the Credit Facility replaced the Amended and Restated Letter of Credit Procurement Facility (the "Old L/C Facility") with Grace, which was terminated on the Closing Date. Borrowings under the Credit Facility are made by the Borrower. Such borrowings are guaranteed by the Company and the Subsidiary Guarantors and are secured by substantially all of the assets of such subsidiaries and by a pledge of the stock of the Borrower and the Subsidiary Guarantors.

         Prepackaged Plan. The Company and REG-M Corp. commenced Chapter 11 cases on November 23, 1993 after receiving acceptances of a prepackaged joint plan of reorganization (the "Plan") under the Bankruptcy Code from 100% of the holders of the Old Notes and Preferred Stock (each as defined) who voted on the Plan and from holders of over 98% of the Old Common Stock (as defined) who voted on the Plan. The Plan was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. On the Closing Date, substantially all of the Company's old debt and equity securities were cancelled and extinguished through consummation of the Plan and holders thereof received cash distributions (the "Cash Distributions") as follows. For each $1,000 principal amount of 12 1/4% Senior Subordinated Notes due 1996 (the "Old Senior Subordinated Notes"), holders received $939.26 in cash plus an additional cash amount equal to interest accrued on $939.26 from May 19, 1993 to the Closing Date at a rate equal to 10.05% per annum (the weighted average of the yields to maturity of the Notes at the time they were issued) (the "Accrual Rate"). For each $1,000 principal amount of 12 3/4% Subordinated Notes due 1998 (the "Old Subordinated Notes" and, together with the Old Senior Subordinated Notes, the "Old Notes"), holders received $646.18 in cash plus an additional cash amount equal to interest accrued on $646.18 from May 19, 1993 to the Closing Date at the

Accrual Rate. For each share of 12% Cumulative Exchangeable Preferred Stock (the "Preferred Stock"), holders received $17.88 in cash and for each share of Class D Common Stock (the "Old Common Stock"), holders received $.50 in cash.

         Employee Stock Purchase and Management Incentive Plan. In connection with the Acquisition, the Company adopted a new management incentive plan (the "Management Incentive Plan"), pursuant to which certain officers and employees of the Company were granted the right to purchase up to 40,900 shares of Common Stock (constituting up to 4.1% of the Common Stock outstanding immediately following such purchases) at $160 per share (the "Employee Stock Purchase"), the same per share price paid by Apollo and GEI in the Equity Investment. The Employee Stock Purchase was consummated on the Closing Date with respect to certain officers (15,625 shares of Common Stock) and on May 19, 1994 and July 31, 1994 with respect to the other participants (22,552 shares of Common Stock). No more than fifty percent of the purchase price was authorized to be financed through interest-bearing recourse notes payable to the Company. The individuals who purchased Common Stock were also granted options to purchase 20,822 shares of Common Stock in the future at an exercise price of $160 per share. The Company also granted options to purchase 30,600 shares of Common Stock to approximately 820 other employees.

         Strategic Divestment Program. In the first quarter of 1993 the Company announced a program (the "Original Strategic Divestment Program") to strategically divest itself of 169 restaurants in order to (i) eliminate restaurants with negative cash flow, (ii) exit all but the best traditional dinnerhouse locations and (iii) focus on the Company's family and Mexican restaurants in the six Western states of California, Arizona, Washington, Oregon, Nevada and New Mexico.

         In connection with the Acquisition, the Company adopted the Strategic Divestment Program, which reduced by 60 restaurants (from 169 to 109) the number of restaurants to be divested under the Original Strategic Divestment Program. Two additional restaurants were added to the program in late 1993. Also, in connection with the Chi-Chi's Merger, 11 poor performing restaurants were designated for divestment. As of December 25, 1994, 77 properties had been divested, leaving 45 properties remaining to be divested (including eight properties that were closed). Since the Strategic Divestment Program was scheduled for completion at the end of fiscal 1994, all remaining restaurants identified for divestment that were operating at the end of fiscal 1994 will be included in operations in 1995, although many of the restaurants will continue to be marketed and sold.

Item 2.  PROPERTIES

         Of the 702 restaurants operated by the Company as of December 25, 1994, the Company owned the land and building for 71, owned the building and leased the land for 115 and leased both land and building for the remaining 516 restaurants. Most of the restaurants are free-standing units ranging from approximately 5,000-6,000 square feet for a family restaurant to approximately 5,000-10,000 square feet for a Mexican restaurant. Most of the leases provide for the payment of a base rental or approximately 5% to 6% of gross sales, whichever is greater, plus real estate taxes, insurance and other expenses.

         The leases (assuming exercise of all options) have terms expiring as follows:

                                                Number of
         Lease Expiration                      Restaurants
         ----------------                      -----------
         1995-1999                                  18
         2000-2004                                  72
         2005 and later                            541
                                                   ---
              Total                                631
                                                   ===

         In addition, owned properties include (i) a 110,000 square-foot building in Irvine, California which houses the headquarters of the Mexican Restaurant Division, a central commissary and a warehouse and (ii) a 43,120 square-foot building in Irvine, California which houses support personnel for the Company. Leased are (i) 53,000 square feet of a building in Irvine, California which houses the Family Restaurant Division, the Company's headquarters personnel and certain support functions of the Company, (ii) 62,000 square feet of a building in Louisville, Kentucky which houses Mexican Restaurant Division support functions and (iii) various other smaller offices and warehouses.

         Of the 186 owned restaurants at December 25, 1994 (building or land and building), 16 were subject to security interests in favor of other third parties. Substantially all of the Company's assets have been pledged under the Credit Facility.

         The following table details the Company-operated restaurants by division and state of operation as of December 25, 1994.

                                                            Total
                                           Traditional    Number of
State                   Family   Mexican   Dinnerhouse   Restaurants
-----                   ------   -------   -----------   -----------
California                261        79            27           367
Ohio                        0        32             0            32
Texas                      26         0             0            26
Arizona                    23         2             0            25
Pennsylvania                0        25             0            25
Illinois                    0        23             0            23
Indiana                     3        18             0            21
Michigan                    0        18             0            18
Virginia                    0        16             0            16
Maryland                    0        13             0            13
Missouri                    2        11             0            13
Oregon                      9         3             0            12
Wisconsin                   0        12             0            12
Minnesota                   0         9             0             9
New Jersey                  0         9             0             9
Washington                  8         1             0             9
Nevada                      8         0             0             8
Colorado                    6         1             0             7
Florida                     0         7             0             7
Kentucky                    0         7             0             7
Iowa                        0         6             0             6
New York                    0         6             0             6
North Carolina              0         6             0             6
Massachusetts               0         4             0             4
New Mexico                  4         0             0             4
Kansas                      0         3             0             3
Tennessee                   0         3             0             3
West Virginia               0         3             0             3
Delaware                    0         2             0             2
North Dakota                0         2             0             2
Connecticut                 0         1             0             1
Nebraska                    0         1             0             1
South Carolina              0         1             0             1
South Dakota                0         1             0             1
                        ------   -------   -----------   -----------
  Total                   350       325            27           702
                        ======   =======   ===========   ===========

Item 3.  LEGAL PROCEEDINGS

         The Company is involved in various litigation matters incidental to its business. The Company does not believe that any of the claims or actions filed against it will have a material adverse effect upon the consolidated financial position and results of operations of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         There is no established public trading market for the Company's common stock.

         At March 21, 1995, there were 114 stockholders of the Company's Common Stock. No other class of stock was outstanding as of that date. No dividends have been paid by the Company to its common stockholders.

         Each of the indentures (collectively, the "Indentures") governing the Senior Notes and the Discount Notes and the Credit Facility impose certain restrictions on the Company's ability to pay dividends.

Item 6.  SELECTED FINANCIAL DATA
         (in thousands except per share amounts)

                                                                                                              Successor
                                                                                                               Company
                                                         Predecessor Company                                -------------
                                -----------------------------------------------------------------------     As of and for
                                              As of and for the Years Ended                 For the One       the Eleven
                                -------------------------------------------------------     Month Ended      Months Ended
                                 Dec. 31,       Dec. 30,       Dec. 28,        Dec. 26,       Jan. 26,         Dec. 25,
                                   1990           1991           1992            1993           1994             1994
                                ---------      ---------      ----------      ---------     -----------     -------------
Income Statement Data:
Sales                           $ 905,650      $ 869,862      $  930,069      $ 884,910      $   64,741      $ 1,048,674
Cost of Sales:
  Product cost                    264,163        250,623         276,020        259,512          19,184          293,413
  Payroll and related costs       318,740        313,974         352,841        331,747          24,780          377,569
  Occupancy and other
    operating expenses            206,529        198,240         211,332        197,797          13,712          243,147
Depreciation and amortization      55,559         47,872          50,538         32,224           2,800           48,646
General and administrative
  expenses                         46,221         45,684          48,376         44,164           4,071           49,059
Gain (loss) on disposition
  of properties                     1,864          1,097          (7,786)        (4,916)             12           (5,685)
Provision for divestitures              0              0          27,871         10,400               0                0
Write-down of goodwill                  0              0         107,175 (1)          0               0          144,780 (2)
                                ---------      ---------      ----------      ---------      ----------      -----------
Operating income (loss)            16,302         14,566        (151,870)         4,150             206         (113,625)

Debt restructuring costs                0              0           1,072          4,239               0                0
Reorganization items                    0              0               0         (1,091)        479,427                0
Interest expense, net              43,282         42,321          45,582         50,276           4,097           51,419
Income tax provision                  528            522             721            658              55            1,773
                                ---------      ---------      ----------      ---------      ----------      -----------
Income (loss) before extra-
  ordinary item and cumula-
  tive effect of a change in
  accounting principle            (27,508)       (28,277)       (199,245)       (52,114)        475,481         (166,817)
Extraordinary gain on extin-
  guishment of debt                     0              0               0              0          72,561            2,941
Effect of adopting SFAS 109             0              0            (667)             0               0                0
                                ---------      ---------      ----------      ---------      ----------      -----------
Net income (loss)                 (27,508)       (28,277)       (199,912)       (52,114)        548,042         (163,876)
Preferred dividends                12,014         13,499          17,737         20,232           1,698                0
                                ---------      ---------      ----------      ---------      ----------      -----------
Net income (loss) attribut-
  able to common shares         $ (39,522)     $ (41,776)     $ (217,649)     $ (72,346)     $  546,344      $  (163,876)
                                =========      =========      ==========      =========      ==========      ===========
Loss per common share before
  extraordinary item (3)                                                                                     $   (168.55)

Net loss attributable to
  common shares (3)                                                                                          $   (165.58)

Balance Sheet Data:
Working capital (deficiency)    $ (57,675)     $ (59,024)     $ (109,692)     $ (95,209)                     $  (155,481)
Current assets                     88,637         77,769          64,948         77,109                           43,015
Total assets                      530,070        486,449         383,298        366,577                          734,598
Current liabilities               146,312        136,793         174,640        172,318                          198,496
Liabilities subject to settle-
  ment under reorganization
  proceedings                           0              0         277,010 (4)    320,194 (4)                            0
Non-current portion of long-
  term debt, including
  capitalized lease
  obligations                     355,288        329,606          84,133         78,658                          536,495
Redeemable cumulative
  exchangeable preferred stock    109,213        122,712         163,689        183,921                                0
Common stockholders' (deficit)    (80,743)      (102,662)       (319,470)      (391,638)                          (7,259)

Selected Consolidated Financial
  Ratios and Other Data:
EBITDA (5)                      $  69,997      $  61,341      $   41,500      $  51,690      $    2,994      $    85,486
Net income (loss)                 (27,508)       (28,277)       (199,912)       (52,114)        548,042         (163,876)
Net cash provided by (used in)
  operating activities             38,748         11,338          31,252         25,352         (18,252)          18,346
Capital expenditures               22,949         16,730          38,255 (6)     20,064             779           65,618
Net cash provided by (used in)
  investing activities             (8,215)       (15,072)        (34,472)       (10,717)       (192,610)         (64,167)
Net cash provided by (used in)
  financing activities             (9,331)       (10,278)          3,474        (19,839)        223,754           31,858
Restaurants open at end
  of period                           516            501             587            528             524              702
Ratio of EBITDA to interest
  expense (5)                        1.62 x(7)      1.45 x(7)       0.91 x(7)      1.03 x(7)       0.73 x(7)        1.66 x

(1) The historical basis of the Predecessor Company's recorded value of goodwill represented the excess of the purchase price paid over the fair value of the identifiable net assets acquired in the 1986 acquisition of the Predecessor Company from Grace (the "1986 Acquisition"). Goodwill was allocated to the respective divisions based on the financial forecast of the Predecessor Company at the time of the 1986 Acquisition which was developed using the historical experience of the Predecessor Company, industry trends and management's estimates of future performance. Subsequent to the 1986 Acquisition, the Predecessor Company sustained significant losses and did not meet the previously prepared forecasts of revenues and operating cash flow for its Mexican and traditional dinnerhouse restaurants. Further, the Predecessor Company determined that the Mexican and traditional dinnerhouse restaurants were experiencing these negative trends due to increasing competitive pressure resulting from the lack of sufficient amounts of capital to maintain and improve their facilities. The negative trends and operating losses worsened in late 1992. These factors raised substantial doubt about the Predecessor Company's ability to achieve the results of operations forecast for the Mexican and traditional dinnerhouse restaurants at the time of the 1986 Acquisition and indicated that the value of the previously recorded goodwill for such restaurants would not be realized. Accordingly, the Predecessor Company wrote off the remaining book value of goodwill allocated to these restaurants at December 28, 1992.

(2) During the fourth quarter of 1994, the Company wrote off the unamortized balance of the goodwill which was recorded in connection with the Chi-Chi's Merger of $144,780,000. See Note 8 of the Company's audited consolidated financial statements.

(3) Net loss per common share for the Predecessor Company is not meaningful due to debt discharge, the issuance of New Common Stock and fresh start reporting. Loss per common share for the Successor Company is computed based on the weighted average shares actually outstanding (989,683 shares for the eleven months ended December 25, 1994). The impact of the Foodmaker Warrant and options has not been included since the impact would be antidilutive.

(4) Liabilities that were cancelled and extinguished as part of the Plan are separately classified in the consolidated balance sheets as liabilities subject to settlement under reorganization proceedings and include the following:

                                                   1993          1992
                                                 --------      --------
                                                     (in thousands)
           Old Senior Subordinated Notes         $191,928      $187,048
           Old Subordinated Notes                  78,916        78,770
           Accrued interest                        52,720        15,531
           Debt issuance and other costs           (3,370)       (4,339)
                                                 --------      --------
                                                 $320,194      $277,010
                                                 ========      ========

(5) EBITDA is defined as earnings (loss) before gain (loss) on disposition of properties, provision for divestitures, write-down of goodwill, interest, taxes, depreciation and amortization. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

(6) Consolidated capital expenditures includes $12,374,000 for the net cash used in the acquisition of Bob's Big Boy restaurants in 1992 (the "Bob's Big Boy Acquisition").

(7) Ratio of EBITDA to interest expense is based on the Company's historical capital structure which is not representative of the Company's capital structure subsequent to the Acquisition.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Predecessor Company had experienced liquidity problems beginning in mid-1992, due primarily to a sales decline in the Company's Mexican and traditional dinnerhouse restaurants and expenditures made to convert the Bob's Big Boy Restaurants to the Company's Coco's or Carrows family-dining concepts. The decline in sales was attributable to several factors, including lack of sufficient capital to remodel and modernize the Company's restaurants, continued negative trends in alcoholic beverage sales in the Mexican and traditional dinnerhouse restaurants, and the economic recession in California (where a majority of the Predecessor Company's restaurants were located). As a result of these liquidity problems, the Predecessor Company was unable to meet its obligations to certain of its creditors and was in default on most of its indebtedness during 1993.

         The Company and REG-M Corp. commenced Chapter 11 cases on November 23, 1993 after receiving acceptances of the Plan from 100% of the holders of the Old Notes and Preferred Stock who voted on the Plan and from holders of over 98% of the Old Common Stock who voted on the Plan. The Plan was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994.

On January 27, 1994, substantially all of the Company's old debt and equity securities were cancelled and extinguished through consummation of the Plan.

         As a result of the consummation of the Acquisition on January 27, 1994, the Company relies primarily on internally generated funds, supplemented by working capital advances under the Credit Facility for its liquidity. Management believes that funds available from these sources will be sufficient to meet the Company's working capital, debt service and capital expenditure requirements for the foreseeable future.

         Operating Cash Flow. During 1994, the Predecessor and Successor Companies reported combined EBITDA (defined as earnings (loss) before gain
(loss) on disposition of properties, interest, taxes, depreciation and amortization) of $88.4 million. If Chi-Chi's had been included for the one month ended January 26, 1994, EBITDA would have been increased by $1.6 million to $90.0 million. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

         Working Capital Deficiency. The Company can operate with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related accounts payable for food, beverages and supplies become due. The Company had a working capital deficiency of $155.5 million on December 25, 1994.

         Credit Facility. On the Closing Date, the Company, the Borrower and the Subsidiary Guarantors entered into the Credit Facility. The Credit Facility is a $150.0 million five-year fully revolving credit facility with a $100.0 million sub-limit for standby letters of credit and is used for general corporate purposes, including working capital and capital expenditures. See "BUSINESS--The Acquisition--Credit Facility." In the third quarter of 1994, borrowings in the amount of $22.6 million were made to fund the purchase of 8% promissory notes and related accrued interest due Marriott at an 11-1/2% discount. This transaction resulted in an extraordinary gain of $2.9 million. The entire outstanding balance of $59.6 million at December 25, 1994 has been classified as long-term debt since the borrowings are not due for payment until January 27, 1999, and there are no current plans to pay down the outstanding balance. Borrowings in the amount of $85.0 million were outstanding under the Credit Facility as of March 21, 1995. Standby letters of credit are issued primarily to provide security for future amounts payable by the Company under its workers' compensation insurance program ($40.0 million of such letters of credit were outstanding as of March 21, 1995). The Credit Facility contains various covenants including the maintenance of certain financial ratios.

CAPITAL EXPENDITURES

         The Company. Net cash used in investing activities was $256.8 million for fiscal 1994 compared to $10.7 million and $34.5 million for fiscal 1993 and 1992, respectively. Included in investing activities for 1994 is the acquisition of Chi-Chi's, which represented $192.4 million, and the conversion of the remaining Bob's Big Boy Restaurants, which represented $8.3 million, and included in investing activities for 1993 is the conversion of other Bob's Big Boy Restaurants, which represented $13.3 million. Also included in investing activities for 1994 are $8.1 million in proceeds from disposal of property and equipment as compared to $18.1 million in proceeds for 1993.

         Chi-Chi's. Historical capital expenditures for Chi-Chi's amounted to $14.5 million and $32.6 million for the years ended September 27, 1992 and October 3, 1993, respectively. The capital expenditures in fiscal 1993 included the purchase of 22 franchisee restaurants for an aggregate of $8.7 million in cash and the assumption of approximately $3.8 million of secured debt. The remainder of these expenditures primarily consists of the investment in new restaurants with the balance related to maintenance and refurbishing costs.

         Capital Expenditure Requirements. The Company converted an additional 19 Bob's Big Boy Restaurants to the Coco's and Carrows formats during 1994.
As of December 25, 1994, the Company had converted 97 of the 109 Bob's Big Boy Restaurants to Coco's and Carrows. Eight of the Bob's Big Boy Restaurants have been sold and four have been identified for divestment.

         As an integral part of its strategy to increase sales and profitability in both the family and Mexican restaurants, the Company embarked in 1994 on a comprehensive capital investment program. The Company expected to spend an aggregate of approximately $100 million to $130 million of discretionary funds under such capital investment program, in addition to the annual capital expenditures of approximately $16 million to $19 million devoted to normal maintenance of the Company's restaurants. Subsequent to the Acquisition, the Company remodeled 66 family restaurants and 63 Mexican restaurants at an aggregate cost of approximately $22.5 million. Based on existing market conditions, the Company still plans on completing its capital reinvestment program in the Family Restaurant Division by the end of 1996. In addition, the Company plans to add approximately 15 new family restaurants in 1995. However, as a result of the declining Mexican Restaurant Division sales, the Company has discontinued all remodels of the Chi-Chi's restaurants and has no current plans to open new Mexican restaurants.

GOODWILL WRITE-OFF

         As previously reported by the Company (and as further described below), the Mexican Restaurant Division, particularly the Chi-Chi's restaurants, reported significant sales declines in the second half of 1994 which have continued into the first quarter of 1995. These sales declines have resulted in operating performance for the Chi-Chi's restaurants which is significantly lower than anticipated at the time of the Acquisition.

         CSPI Report. In July 1994, the Center for Science in the Public Interest ("CSPI") released a report which claimed, among other things, that Mexican meals are high in fat, saturated fat and sodium and that there are fewer low fat or low sodium choices in Mexican restaurants than in the Italian and Chinese restaurants that had been previously analyzed. Although restaurant officials disagreed with the report and CSPI's methods, subsequent to the CSPI study, Chi-Chi's restaurants began reporting significant declines in sales.
The Company introduced a new program, called "New Mex," to all restaurants in the Mexican Restaurant Division. This new program included an extensive list of changes including new menu items, new recipes, a new menu design and look,
new commercials, new china and new uniforms.   This program proved ineffective
in the Chi-Chi's restaurants.

         Comparable Sales Declines. Chi-Chi's restaurants reported declines in sales at comparable restaurants (as defined below) of 7.4% in the third quarter of 1994 and 15.7% in the fourth quarter of 1994. As a result of this poor sales performance, the Chi-Chi's restaurants achieved EBITDA (pro forma for the entire 1994 fiscal year) approximately 50% below the level achieved in 1993. The comparable restaurant sales declines for Chi-Chi's have continued in 1995.

         Acquisition Business Strategy. At the time of the Acquisition, the Company identified three key sales building strategies for the Mexican Restaurant Division. The Company planned to build sales by (i) implementing a unified marketing and food and beverage strategy as part of the goal of integrating all of the Mexican concepts; (ii) completing a comprehensive refurbishment program of substantially all of the Mexican restaurants in order to enhance customers' dining experience and attract new customers; and (iii) following the completion of the refurbishment program, which was expected to occur during the first three years following the Acquisition, adding 12 to 20 new restaurants per year. These new restaurants would have been added in existing markets in order to take advantage of efficiencies in advertising and management. It was anticipated that these business strategies would result in a substantial improvement to the sales and cash flow performance of the Mexican Restaurant Division. The valuation of the Chi-Chi's business at the time of the Acquisition was based on the successful completion of these business strategies and the resulting anticipated increase in sales and cash flow.

         Reevaluation of the Business Strategy. In the case of Chi-Chi's, all facets of the Acquisition Business Strategy described above have been reevaluated. The Mexican Restaurant Division is moving to reestablish a separate marketing department for Chi-Chi's as different regional tastes have proven the unified marketing and food and beverage strategy to be unsuccessful. In addition, as a result of the lack of improvement in the performance of the remodels completed in 1994, all remodels of the Chi-Chi's restaurants have been discontinued. As a result of these significant setbacks, no future expansion of Chi-Chi's is currently planned.

         Consistent with this strategic reevaluation, the Company has revised its forecasts for the future operations of Chi-Chi's which has resulted in a significant reduction in projected future cash flows and a lower valuation of the business. Furthermore, management has concluded that it is unlikely that the Chi-Chi's restaurants will return to prior profitability levels in the foreseeable future. Accordingly, in the fourth quarter of 1994, the Company completed an evaluation of the carrying value of the Chi-Chi's goodwill which determined that the entire unamortized balance of $144,780,000 at December 25, 1994 should be written off.

         For a more detailed discussion of the methodology and assumptions employed to assess the recoverability of the Chi-Chi's goodwill, refer to Note 8 of the Company's audited consolidated financial statements.

RESULTS OF OPERATIONS

         As used herein, "comparable restaurants" are restaurants operated by the Company on the first day of the earlier fiscal year and which continued in operation through the last day of the later year being compared.

FISCAL YEAR 1994 AS COMPARED TO FISCAL YEAR 1993

         As a result of the impact of the Acquisition on the Company's capital structure, the Company's adoption of fresh start reporting and the acquisition of Chi-Chi's, the results of operations of 1994 are not readily comparable to those of 1993. For certain key operating elements of the statement of operations, however, the following analysis of a comparison of 1994's operations (eleven months of Successor Company plus one month of Predecessor Company) to 1993's operations of the Predecessor Company is provided. Because of the lack of comparability of results, depreciation and amortization and interest expense, net are not discussed.

         The Company's total sales for 1994 increased 25.8% ($228,505,000) as compared to total sales for 1993. This increase was due to the addition of sales for Chi-Chi's restaurants effective with the Chi-Chi's Merger on January 27, 1994, the impact of additional sales for the Bob's Big Boy Restaurants after conversion to Coco's and Carrows, the additional sales of new restaurants opened during 1993 and 1994 and an increase in sales of continuing comparable restaurants, offset, in part, by decreases related to restaurants divested, closed or identified for divestment. The breakdown of the increase in sales for 1994 is set forth below:

                                                              1994 Sales
                                                               Increase
                                                              ----------
                                                           ($ in thousands)
Acquisition of Chi-Chi's                                       $ 338,816
Increase in Sales of Bob's Big Boy Restaurants (1)                16,608
Increase in Sales of New Restaurants (2)                           5,059
Increase in Sales of Comparable Continuing
  Restaurants                                                      4,237
Decrease in Sales of Restaurants Sold, Closed or
  Identified for Divestment                                     (136,215)
                                                               ---------
         Total                                                 $ 228,505
                                                               =========

------------------
(1) Reflects increased sales for the Bob's Big Boy Restaurants converted to Coco's or Carrows in 1993 and 1994.

(2) Reflects the Company's opening of three new restaurants in 1993 and four new restaurants in 1994.

         Sales for continuing comparable restaurants increased 0.7% ($4,237,000) for 1994 as compared to 1993. The comparable sales increase for 1994 reflects a 1.3% increase in the Family Restaurant Division, a basically flat performance at the El Torito restaurants and a decrease in other restaurants.

         Product cost increased by $53,085,000 or 20.5% in 1994 as compared to 1993. This increase reflects the acquisition of Chi-Chi's on January 27, 1994 offset, in part, by the impact of restaurants divested, closed or no longer considered continuing restaurants in connection with the Strategic Divestment Program. As a percentage of sales, product cost decreased from 29.3% in 1993 to 28.1% in 1994 due to the elimination of the restaurants identified for divestment which generally have poorer margins as a result of lower sales volumes and the impact of Chi-Chi's which has lower product cost than the continuing restaurants of the Predecessor Company.

         Payroll and related costs increased by $70,602,000 or 21.3% in 1994 as compared to 1993. This increase reflects the impact of the same issues affecting product cost. As a percentage of sales, payroll and related costs decreased from 37.5% in 1993 to 36.1% in 1994 also due to the elimination of the restaurants identified for divestment which generally have poorer margins as a result of lower sales volumes and the impact of Chi-Chi's which has lower payroll and related costs than the continuing restaurants of the Predecessor Company.

         In February 1995, President Clinton called for Congress to raise the minimum wage by $.90 over the next two years. Implementation of legislation increasing the minimum wage would increase the labor costs of the Company and the restaurant industry as a whole.

         Occupancy and other operating expenses increased by $59,062,000 or 29.9% in 1994 compared to 1993. Once again, this increase reflects the impact of the same issues affecting product cost and payroll and related costs. As a percentage of sales, occupancy and other operating expenses increased from 22.4% in 1993 to 23.1% in 1994. This increase is primarily due to the impact of Chi-Chi's which for the months included for 1994 had higher occupancy and other operating expenses as a percentage of sales than the continuing restaurants of the Predecessor Company.

         General and administrative expenses increased by 20.3% ($8,966,000) in 1994 as compared to 1993, primarily due to the Chi-Chi's Merger. As a percentage of sales, general and administrative expenses decreased from 5.0% in 1993 to 4.8% in 1994.

         During 1994, the restaurants included in the Strategic Divestment Program had sales of $58,511,000 and losses of $7,434,000, including direct general and administrative expenses in the amount of $1,583,000, which were charged against the reserve for divestitures. In addition, severance costs of $617,000 were charged against the reserve for divestitures in 1994. During the third quarter of 1994, the net realizable value of the remaining assets held for sale was reduced by $2,344,000 which is included in loss on disposition of properties in the accompanying consolidated statement of operations. In addition, the Company increased the reserve relating to potential shortfalls in future sublease income by $2,799,000 in the third quarter of 1994. This adjustment is also included in loss on disposition of properties.

         In recording the acquisition of Chi-Chi's, eleven poor performing restaurants were added to the Strategic Divestment Program, and reserves of $10,758,000 were provided. These reserves included one year's estimated operating losses and the potential shortfall in future sublease income. During 1994, operating losses of $2,404,000 and lease termination payments of $1,439,000 were charged against these reserves.

         As of December 25, 1994, 45 properties (including seven of the Chi-Chi's restaurants) remained to be divested, of which eight were closed. Since the Strategic Divestment Program was scheduled for completion at the end of fiscal 1994, the operating results of the remaining 37 restaurants will be included in the Company's consolidated statement of operations in 1995, although many of the restaurants will continue to be marketed and sold.

FISCAL YEAR 1993 AS COMPARED TO FISCAL YEAR 1992

         The Company's total sales for 1993 decreased 4.9% ($45,159,000) as compared to total sales for 1992. This decrease was due to the divestment or closure of 87 restaurants during 1992 and 1993 and a decrease in sales of comparable restaurants. These sales declines were offset, in part, by the impact of the additional sales for the full year in 1993 (52 weeks versus only 46 weeks of operations during 1992) of the Bob's Big Boy Restaurants and the additional sales of four new restaurants opened during 1992 and 1993. The breakdown of the decrease in sales for 1993 is set forth below:

                                                              1993 Sales
                                                               Decrease
                                                              ----------
                                                           ($ in thousands)
Decrease in Sales of Restaurants Sold or Closed (1)            $(56,188)
Decrease in Sales of Comparable Restaurants                     (19,558)
Increase in Sales of New Restaurants (2)                          1,754
Increase in Sales of Bob's Big Boy Restaurants                   28,833
                                                               --------
         Total                                                 $(45,159)
                                                               ========

------------------
(1) The divestment or closure of restaurants included 25 restaurants in 1992 and 62 restaurants in 1993.

(2) Reflects the Company's opening of two new restaurants in 1992 and two new restaurants in 1993.

         Sales for comparable restaurants decreased 2.7% ($19,558,000) for 1993 as compared to 1992. The comparable sales decrease for 1993 primarily reflected reduced sales at the 111 non-strategic restaurants identified in connection with the Strategic Divestment Program, which were operated in a very different manner from the restaurants that will remain after completion of the Strategic Divestment Program. Generally, advertising and other sales building activities for these restaurants were curtailed in an effort to control costs.

         Product cost decreased by $16,508,000 or 6.0% in 1993 as compared to 1992. This reduction primarily reflects the divestment or closure of restaurants pursuant to the Strategic Divestment Program. As a percentage of sales, product cost decreased from 29.7% in 1992 to 29.3% in 1993. Contributing to the decreased percentage of product cost for 1993 were lower food costs in both the family and Mexican restaurants.

         Payroll and related costs decreased by $21,094,000 or 6.0% in 1993 as compared to 1992. This reduction also primarily reflected the divestment or closure of restaurants pursuant to the Strategic Divestment Program. As a percentage of sales, payroll and related costs decreased from 37.9% in 1992 to 37.5% in 1993. Reductions in hourly labor and fringe costs and the impact of a $3.0 million charge to casualty insurance expense in the fourth quarter of 1992 pursuant to the Company's periodic review of insurance reserve requirements, which more than offset increases in managers' salaries, resulted in the decline as a percentage of sales.

         Occupancy and other operating expenses decreased by $30,617,000 or 11.9% in 1993 as compared to 1992. Once again, this reduction primarily reflected the divestment or closure of restaurants pursuant to the Strategic Divestment Program. In addition, depreciation expense was significantly reduced in 1993 due to the write-downs of the 111 properties identified for divestment to their estimated net realizable values at the end of fiscal year 1992. As a percentage of sales, occupancy and other operating expenses decreased from 27.7% in 1992 to 25.7% in 1993. The decreased percentage of sales for 1993 was primarily due to the reduction in depreciation expense discussed above.

         General and administrative expenses (including conversion expenses) decreased by 10.4% ($5,444,000) from $52,402,000 (5.6% of sales) in 1992 to
$46,958,000 (5.3% of sales) in 1993. This decrease reflects the impact of expense reductions due to the decision to divest 111 non-strategic restaurants, reduced goodwill amortization related to the goodwill write-off recorded in the fourth quarter of 1992 and several non-recurring charges recorded in the fourth quarter of 1992 which more than offset field supervision related to the Bob's Big Boy Restaurants which was incurred for all of 1993 (52 weeks) compared to only 46 weeks in 1992. In addition, expenses related to restaurant conversions charged to expense in 1993 were $1,984,000 compared to $505,000 in 1992. The Company was generally amortizing these conversion costs over a two-year period.

         Interest expense increased 10.3% ($4,694,000) in 1993 as compared to 1992. This increase was primarily due to a full year's impact of interest on the indebtedness and capitalized lease obligations incurred in connection with the Bob's Big Boy Acquisition, interest on the $6.5 million in Old Senior Subordinated Notes sold in early January 1993 and compounded accrued interest on the Old Notes.

         An additional provision for divestitures in the amount of $10,400,000 was recorded in the fourth quarter of 1993 related to the 111-restaurant Strategic Divestment Program. See "BUSINESS--The Acquisition." This provision included occupancy costs of $1,179,000 related to closed restaurants, write-down of property and equipment of $1,908,000, future operating losses of the non-strategic restaurants (including direct general and administrative expenses) of $7,615,000 and the reversal of $302,000 in excess severance accruals. During 1993, the restaurants included in the Strategic Divestment Program had sales of $116,032,000 and losses of $8,690,000. Other losses from the disposition of properties amounting to $4,916,000 were reported in 1993. This compares to a net loss of $7,786,000 from the disposition of properties in 1992.

         Debt restructuring costs of $4,239,000 were incurred in 1993. These costs primarily represented payments to financial and legal advisors of the Company, Grace and the unofficial committee of holders of Old Notes, as well as the accrual of $1,339,000 in severance liabilities for three terminated executives. In addition, the Company incurred $1,091,000 for professional fees and other expenses directly related to the filing of the Plan.

         The Company reported a loss before income tax provision in 1993 and 1992. Accordingly, the income tax provisions for each period primarily reflected certain state, local and foreign taxes.

SELECTED DIVISION OPERATING DATA

         The following table sets forth certain information regarding the continuing operations of the Company, the Family Restaurant Division and the Mexican Restaurant Division and excludes restaurants identified for divestment under the Strategic Divestment Program (37 open and operating restaurants at December 25, 1994). Chi-Chi's data has been included in the Mexican Restaurant Division on a pro forma basis as if the acquisition had occurred as of the beginning of fiscal 1993.


                                                 Fiscal Year Ended
                                          ------------------------------
                                          December 25,      December 26,
                                              1994              1993
                                          ------------      ------------
                                              ($ in thousands, except
                                               average check amount)
Family Restaurant Division
--------------------------
Restaurants Open at End of Period:
  Owned/operated                                  343                347
  Franchised and Licensed                         232                210
Sales                                      $  501,286         $  481,629
Divisional EBITDA (a)                          57,963             49,867
Percentage increase (decrease) in
  comparable restaurant sales                     1.3%              (0.1)%
Average Check                              $     6.10         $     5.95

Mexican Restaurant Division
---------------------------
Restaurants Open at End of Period:
  Owned/operated                                  311                317
  Franchised and Licensed                          30                 32
Sales                                      $  614,088         $  649,493
Divisional EBITDA (a)                          33,420             49,580
Percentage increase (decrease) in
  comparable restaurant sales                    (4.7)%             (3.6)%

Average Check                              $     8.07         $     7.76

Total Company
-------------
Restaurants Open at End of Period:
  Owned/operated                                 665                 679
  Franchised and Licensed                        262                 242
Sales                                     $1,143,806          $1,166,923
EBITDA (b)                                    90,036              95,847
Percentage increase (decrease) in
  comparable restaurant sales                   (2.3)%              (2.6)%

------------------
(a) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before gain (loss) on disposition of properties, unallocated corporate overhead, interest, taxes, depreciation and amortization.

(b) EBITDA is defined as earnings (loss) before gain (loss) on disposition of properties, interest, taxes, depreciation and amortization. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

INFLATION

         The inflationary factors which have historically affected the Company's results of operations include increases in the cost of food, alcoholic beverages, labor and other operating expenses. In addition, most of the Company's real estate leases require the Company to pay taxes, maintenance, insurance, repairs and utility costs, all of which are subject to the effects of inflation. To date, the Company has offset the effects of inflation, at least in part, through periodic menu price increases and various cost-cutting programs, but no assurance can be given that the Company will continue to be able to offset such increases in the future.

         During 1994 and 1993, the effects of inflation did not have a significant impact on the Company's results of operations.

SEASONALITY

         The Company, as a whole, does not experience significant seasonal fluctuations in sales. However, the Company's sales tend to be slightly greater during the spring and summer months.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Index to Financial Statements on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 28, 1994, the Company engaged the accounting firm of KPMG Peat Marwick LLP as independent accountants to audit the Company's consolidated financial statements for the fiscal year ended December 25, 1994, replacing the firm of Deloitte & Touche LLP, public accountants for the Company's most recent certified financial statements.

         Deloitte & Touche LLP's report on the financial statements for each of the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles, except that Deloitte & Touche LLP's most recent report on the consolidated financial statements of Family Restaurants, Inc. and subsidiaries as of, and for the year ended December 26, 1993, contained a separate paragraph stating that "the Company commenced a Chapter 11 bankruptcy case on November 23, 1993, which was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7 - Financial Reporting for Entities in Reorganization and the Bankruptcy Code."

         The Board of Directors, at its meeting held on July 28, 1994, approved the decision to change accountants after the Company solicited bids from several accounting firms, including Deloitte & Touche LLP. After reviewing the bids, the Company engaged KPMG Peat Marwick LLP as the Company's independent accountants.

         There have been no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of Deloitte & Touche LLP would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement(s) in connection with its report.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the current Directors and executive officers of the Company:

           Name           Age            Position With Company
-----------------------   ---   -----------------------------------------
Jackson W. Goodall, Jr.    56   Chairman of the Board and Chief Executive
                                  Officer
Barry E. Krantz            50   President, Chief Operating Officer,
                                  President, Mexican Restaurant Division
                                  and a Director
Peter P. Copses            36   Director
Charles W. Duddles         54   Director
Edward Gibbons             58   Director
Leonard I. Green           61   Director
John H. Kissick            53   Director
Antony P. Ressler          34   Director
Jonathan D. Sokoloff       37   Director
Martin M. Casey            49   Executive Vice President and Chief
                                  Financial Officer
Patricia K. Johnson        37   Executive Vice President and Chief
                                  Administrative Officer
Kevin S. Relyea            40   Executive Vice President and President,
                                  Family Restaurant Division

         Mr. Goodall serves as Chairman of the Board and Chief Executive Officer of the Company. Mr. Goodall has been President of Foodmaker since April 1970, Chief Executive Officer of Foodmaker since February 1979 and Chairman of Foodmaker since October 1985. He has been a director of Grossmont Bank, a wholly-owned subsidiary of Bancomer, S.A., since 1980, a director of Van Camp Seafood Company, Inc. since April 1992; a director of Thrifty Holdings, Inc. since October 1992 and a director of Ralcorp Holdings, Inc. since March 1994. He was a Vice President of Ralston Purina Company, a multinational holding company, from July 1981 to October 1985, and he was a director of Budget Rent-A- Car from June 1987 to March 1989. Mr. Goodall received his B.S. Degree from San Diego State University. On February 22, 1995, the Company announced that it had begun a search to identify and hire a new chief executive officer.

         Mr. Krantz serves as President, Chief Operating Officer, President, Mexican Restaurant Division and a Director of the Company. Mr. Krantz has served as President, Mexican Restaurant Division since February 1995, as President of the Company since January 1994, as Chief Operating Officer of the Company since March 1993 and as President of CFC Franchising Company since March 1993. He served as Senior Vice President of the Company from August 1992 to January 1994 and as President, Family Restaurant Division of the Company from December 1988 to January 1994. He was a Director of the Company from August 1991 to June 1993. Prior to joining the Company, Mr. Krantz spent nine years at Denny's Inc., during the last six of which he served as Senior Vice President, Marketing and

Concept Development for Denny's restaurants. He received his B.A. degree from the University of Pennsylvania and his M.B.A. degree from the Graduate School of Business at Stanford University.

        Mr. Copses serves as a Director of the Company. Since 1990, Mr. Copses has been a principal of Apollo Advisors, L.P. which acts as managing general partner of Apollo Investment Fund, L.P. and AIF II, L.P. which are securities investment funds, and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. From March to September 1990, Mr. Copses was a Vice President in the investment banking department of Donaldson, Lufkin & Jenrette Securities Corporation. From 1988 to 1990, he was employed with Drexel Burnham Lambert Incorporated, an investment banking firm. Mr. Copses is a director of Dominick's Supermarkets, Inc., Forum Group, Inc., Calton, Inc and Zale Corporation.

         Mr. Duddles serves as a Director of the Company. Since 1988, Mr. Duddles has been Executive Vice President and Chief Administrative Officer of Foodmaker. He has been Chief Financial Officer of Foodmaker since 1985 and was Senior Vice President from 1985 to 1988. He was previously Vice President and Controller of Foodmaker from 1979 to 1981 and Senior Vice President, Finance and Administration, from 1981 to 1985. Mr. Duddles has been a director of Foodmaker since 1988.

         Mr. Gibbons serves as a Director of the Company. Since 1985, Mr. Gibbons has been a director of Foodmaker, and he has been a general partner of Gibbons, Goodwin, van Amerongen ("GGvA"), an investment banking firm specializing in management buyouts, for more than five years preceding the date hereof. Mr. Gibbons also serves as a director of Robert Half International, Inc., Bath Iron Works Corporation and Horace Mann Educators Corporation.

        Mr. Green serves as a Director of the Company. Since 1989, Mr. Green has been a general partner of (or the co-trustee of a trust that is a general partner of) Leonard Green & Associates, L.P., the general partner of GEI. Mr. Green has been a director of Foodmaker since 1985. Until June 1989 and for more than five years preceding that date, he was a partner of the investment banking firm of Gibbons, Green, van Amerongen. Mr. Green also serves as a director of Carr-Gottstein Foods Co., Horace Mann Educators Corporation, Thrifty PayLess, Inc., United Merchandising Corporation and Australian Resources Limited.

         Mr. Kissick serves as a Director of the Company. Since 1991, Mr. Kissick has been a limited partner of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. From 1990 to 1991, Mr. Kissick was a consultant with Kissick & Associates, an investment advisory firm. Prior to 1990, he served as an Executive Vice President of Drexel Burnham Lambert Incorporated, an investment banking firm. Mr. Kissick also serves as a director of Interco Incorporated, Williamhouse Regency, Incorporated, Converse, Inc. and Florsheim Shoe Company.

        Mr. Ressler serves as a Director of the Company. In 1990, Mr. Ressler was one of the founding principals of Apollo Advisors, L.P., which acts as a managing general partner of Apollo Investment Fund, L.P. and AIF II, L.P., which are securities investment funds, and a limited partner of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. From prior to 1987 to 1990, he was a Senior Vice President in the High Yield Bond Department of Drexel Burnham Lambert Incorporated, an investment banking firm. Mr. Ressler is a director of Dominick's Supermarkets, Inc., Forum Group, Inc., Gillett Holdings, Inc., United International Holdings, Inc. and PRI Holdings, Inc.

        Mr. Sokoloff serves as a Director of the Company. Since 1990, Mr. Sokoloff has been a partner of Leonard Green & Associates, L.P., the general partner of GEI. He was previously a managing director in corporate finance at Drexel Burnham Lambert Incorporated and had been with Drexel since 1985. Mr. Sokoloff is a director of Thrifty PayLess, Inc., United Merchandising Corporation, Carr-Gottstein Foods, Co. and Gart Sports.

        Mr. Casey serves as Executive Vice President and Chief Financial Officer of the Company. Mr. Casey has been Chief Financial Officer of the Company since its inception in September 1986. Originally elected a Vice President at the Company's inception, he was promoted to Executive Vice President in March 1987. Mr. Casey served as a Director of the Company from December 1986 to June 1993, and he served as President of the Mexican Restaurant Division from May 1988 to March 1993. He served as Treasurer of the Company from September 1986 until July 1990, as Chief Financial Officer of the Mexican Restaurant Division from 1977 until December 1985, and as Deputy Group Executive of the Restaurant Group and a Vice President of Grace prior to the inception of the Company. Mr. Casey received his B.A. degree from Harvard College and his M.B.A. degree from the Harvard University Graduate School of Business.

        Ms. Johnson serves as Executive Vice President and Chief
Administrative Officer of the Company. Ms. Johnson had been Vice President and Senior Vice President, Operations Support Services Division from March 1993 to January 1994. Prior to that time she served as Vice President/Controller of the Company's Administrative Division from November 1990 to March 1993. From 1986 to 1989 she held the position of Controller of El Torito Restaurants, Inc. Ms. Johnson is a Certified Public Accountant and received her B.A. degree from California State University at Fullerton.

         Mr. Relyea serves as Executive Vice President and President of the Family Restaurant Division of the Company. From 1988 to January 1994, Mr. Relyea had been Regional Vice President of Jack In The Box Operations. He joined Foodmaker in 1971 and since that time had held a variety of positions including Restaurant Manager, Training Supervisor, District Manager, Regional Franchise Consultant and Area Manager. Mr. Relyea received an M.B.A. from Pepperdine University.

         All directors hold office until their successors have been duly elected and qualified. Directors receive no compensation for serving as directors and received no such compensation during the last fiscal year. Officers serve at the discretion of the Board of Directors.

         In connection with the Acquisition, a Shareholders' Agreement was made and entered into as of January 27, 1994 (the "Shareholders' Agreement") by and among the Company, Apollo, GEI and Foodmaker. The Shareholders' Agreement provides, for its term, that the Board of Directors of the Company shall consist of nine directors: three nominated by Apollo, three nominated by Foodmaker, two nominated by GEI and one nominated jointly by Apollo, Foodmaker and GEI. If, on any date, either Apollo, Foodmaker or GEI should own less than 25% of the stock owned by them on January 27, 1994, they shall lose the right to nominate such number of directors and the Board of Directors shall be reduced by such number.

         Generally, actions taken by the board will require the affirmative vote of a majority of the directors then in office. However, subject to certain exceptions, the consent of at least one director nominated by each of Apollo, GEI and Foodmaker will be required to take action in connection with certain matters, including without limitation, (i) dividends on and repurchases of capital stock of the Company, (ii) issuances or sales of capital stock of the Company (other than in certain initial public offerings or the granting of registration rights with respect to securities of the Company), (iii) mergers and certain sales and purchases of assets, (iv) amendment of charter documents,
(v) incurrences of debt or liens, (vi) amendment of certain material agreements, (vii) transactions with affiliates, (viii) changes in line of business, (ix) filings related to bankruptcy and certain litigation matters and
(x) approval of capital and operating budgets and capital expenditures other than as provided for in the capital budget.

Item 11. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

         Summarized below are the principal components of compensation of the Company's Chief Executive Officer ("CEO") and the four most highly compensated executive officers other than the CEO (the "Named Executive Officers") for each of the last three completed fiscal years.

                          SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                    --------------------------------------   -----------------------------------
                                                                                      AWARDS           PAYOUTS
                                                                             ------------------------ ----------
                                                                                          SECURITIES
                                                                                             UNDER-
                                                                             RESTRICTED      LYING
NAME AND PRINCIPAL                                           OTHER ANNUAL      STOCK        OPTIONS/    LTIP         ALL OTHER
    POSITION                YEAR    SALARY($)   BONUS($)  COMPENSATION($)(a)  AWARD(S)($)    SARs(#)  PAYOUTS($)  COMPENSATION($)(b)
---------------------       ----    ---------   --------  ------------------ ------------  ---------- ----------  ------------------
Jackson W. Goodall, Jr.     1994    511,363(d)         0            0            0           4,300       0                   0
  (c), Chairman and
  Chief Executive Officer

Barry E. Krantz (e),        1994    375,093            0       13,040            0           1,720       0               1,152
  President, Chief          1993    215,381      189,316        9,000            0               0       0               1,325
  Operating Officer and     1992    205,796      106,012            0            0               0       0                 696
  President Mexican
  Restaurant Division

Mohammad Iqbal (f),         1994    284,516            0          0              0           2,406       0                 912
  Executive Vice President
  and President, Mexican
  Restaurant Division

Kevin S. Relyea (c),        1994    208,589            0          0              0             938       0                 242
  Executive Vice President
  and President, Family
  Restaurant Division

Martin M. Casey,            1994    245,356            0      2,782              0             938       0                 135
  Executive Vice President  1993    298,898      208,251     11,250              0               0       0               2,226
  and Chief Financial       1992    274,332            0          0              0               0       0               3,897
  Officer

------------------
(a) Other Annual Compensation amounts shown for fiscal 1994 represent buyout of the Company's obligations under its former Salary Protection Plan. Amounts shown for fiscal 1993 represent income related to the purchase of Old Common Stock options by Grace in June 1993.

(b) Amounts shown represent the value of insurance premiums paid by the Company for term life insurance.

(c)  Elected to position on January 27, 1994.

(d) Calculated as the amount paid to Foodmaker, Inc. for Mr. Goodall's services pursuant to that certain Executive Services Agreement dated as of January 27, 1994 by and between the Company and Foodmaker. Mr. Goodall receives no compensation directly from the Company.

(e) Served as Executive Vice President, Chief Operating Officer and President, Family Restaurant Division until January 27, 1994. Elected to be President and Chief Operating Officer on January 27, 1994 and elected to be President, Mexican Restaurant Division on February 22, 1995.

(f) Initially elected to this position on January 27, 1994. Mr. Iqbal and the Company are currently negotiating with respect to Mr. Iqbal's severance from the Company.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED
                              NUMBER OF                                                    ANNUAL RATES OF STOCK
                              SECURITIES      PERCENT OF TOTAL    EXERCISE                 PRICE APPRECIATION FOR
                              UNDERLYING        OPTIONS/SARS       OR BASE                     OPTION TERM (b)
   NAME AND PRINCIPAL        OPTIONS/SARS        GRANTED TO         PRICE     EXPIRATION   ----------------------
        POSITION            GRANTED (#)(a)   EMPLOYEES IN FY(%)   ($/SHARE)      DATE       5%($000)    10%($000)
-----------------------     --------------   ------------------   ---------   ----------   ---------    ---------
Jackson W. Goodall, Jr.         4,300              8.54              160      5/19/2004        433        1,097
Barry E. Krantz                 1,720              3.42              160      5/19/2004        173          439
Mohammad Iqbal (c)              2,406              4.78              160      5/19/2004        242          614
Kevin S. Relyea                   938              1.86              160      5/19/2004         94          239
Martin M. Casey                   938              1.86              160      5/19/2004         94          239

(a) Pursuant to the terms of a stock option agreement entered into by each option holder, the options become exercisable at a rate of 25% per year, commencing on the date of grant, and are subject to certain restrictions on transfer, put and call rights and registration rights.

(b) The potential gains shown are net of the option exercise price and do not include the effect of any taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance, and may not necessarily be realized. Actual gains, if any, on stock option exercises depend on the future performance of the Common Stock, continued employment of the optionee through the term of the options, and other factors.

(c) Unless exercised, Mr. Iqbal's options will expire 90 days after his resignation. The Company and Mr. Iqbal are currently negotiating with respect to Mr. Iqbal's severance from the Company.

COMPENSATION OF DIRECTORS

         Directors receive no compensation for serving as directors and received no such compensation in the last fiscal year.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         Pursuant to the terms of the Company's Severance Plan, employees, including the executive officers named on the summary compensation chart above, are entitled to receive benefits of no more than 52 weeks base salary upon certain events of termination. In addition, upon the occurrence of certain events constituting a change of control, the holders of stock options, including the executive officers named above, shall be entitled to receive cash equal to the difference between the price per share paid in connection with such change of control and the exercise price of the underlying option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         For the 1994 fiscal year, Messrs. Green, Ressler and Sokoloff served on the Nominating and Human Resources Committee of the Board which serves as the Company's compensation committee. None of these individuals is, or was, an officer or employee of the Company.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares and percentage of Common Stock owned by each person known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, each director of the Company and all executive officers and directors of the Company as a group.

                                              Common Stock(a)
                                     -------------------------------
                                     Amount and Nature
                                       of Beneficial        Percent
                                        Ownership(b)        of Class
                                     -----------------      --------
Apollo FRI Partners, L.P.(c)            389,634.375          39.07%
  2 Manhattanville Rd.
  Purchase, NY 10577

Green Equity Investors, L.P.(d)         179,831.250          18.03%
  333 South Grand Avenue
  Suite 5400
  Los Angeles, CA 90071

Foodmaker, Inc.(e)                      389,634.375          39.07%
  9330 Balboa Avenue
  San Diego, CA 92123

Jackson W. Goodall, Jr.                   8,450.000           (f)
Barry E. Krantz(g)                        3,906.250           (f)
Mohammad Iqbal                            6,968.750           (f)
Kevin S. Relyea                           1,875.000           (f)
Martin M. Casey                           2,500.000           (f)
Patricia K. Johnson                       1,375.000           (f)

All Officers and Directors
  of the Company as a Group
  (12 persons)                           26,182.000           2.63%

------------------
(a) Represents percent ownership of Common Stock before the exercise of the Foodmaker Warrant. See note (e) below.

(b) All shares are subject to, and shall be voted in accordance with, the Shareholders' Agreement, dated as of January 27, 1994, by and among the Company and certain of its shareholders.

(c) The general partner of Apollo is AIF II, L.P. The managing general partner of AIF II, L.P. is Apollo Advisors, L.P. The general partner of Apollo Advisors, L.P. is Apollo Capital Management, Inc. ("Apollo Capital"). Messrs. Copses and Ressler are officers of Apollo Capital. The directors of Apollo Capital are Leon Black, Craig Cogut and John Hannan, each of whom is also an officer of Apollo Capital. Each of Messrs. Copses, Kissick and Ressler and the directors of Apollo Capital disclaim beneficial ownership of any shares beneficially held by Apollo.

(d) The general partner of Green Equity Investors, L.P. is Leonard Green & Associates, L.P. ("LGP"). Messrs. Green and Sokoloff are managing general partners of LGP. Each of Messrs. Green and Sokoloff and the general partners of LGP disclaims beneficial ownership of any shares beneficially held by GEI.

(e) Does not include shares issuable to Foodmaker upon exercise of the Foodmaker Warrant pursuant to which Foodmaker may purchase 111,111 shares of Common Stock for an aggregate exercise price of $26.7 million because the likelihood of such exercise within the next 60 days is remote. If the Foodmaker Warrant should ever be fully exercised by Foodmaker, Apollo, GEI and Foodmaker would own 35.15%, 16.22% and 45.18%, respectively, of the Common Stock. Foodmaker is a publicly held entity. Approximately 45. 8% of the outstanding common stock of Foodmaker is owned by a limited partnership of which GGvA is the general partner. Mr. Gibbons is a general partner of GGvA.
         See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(f)      Represents less than 1% ownership.

(g)      Held by Barry  E. Krantz and Janet L. Krantz, Trustees of the B. and
         J. Krantz Living Trust dated December 29, 1989.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Grace and Roland J. Joyce (as trustee) were affiliates of the Company for only the first four weeks of the fiscal year, ending their affiliation upon the consummation of the Acquisition. The Company, Grace and Roland J. Joyce were parties to a Voting Trust Agreement, which was subject to the Shareholders' Agreement dated as of December 23, 1986 (the "Old Shareholders' Agreement") and which terminated on December 31, 1993. The Old Shareholders' Agreement terminated upon the Closing Date.

         Grace and certain of its affiliates are currently guarantors or otherwise liable for the Company's obligations under 94 Company leases (the "Grace Guaranteed Leases"). The Grace Guaranteed Leases contain aggregate minimum rental commitments of approximately $67.5 million. The Company has agreed to indemnify Grace for costs incurred by Grace in connection with such leases.

         The Company had outstanding at December 26, 1993 approximately $468,000 in principal amount of Old Junior Subordinated Notes, all of which were held by Messrs. Norman N. Habermann and Martin M. Casey, the previous President and the current Chief Financial Officer of the Company, respectively. Messrs. Habermann and Casey purchased the Old Junior Subordinated Notes from Grace in 1987. On the Closing Date, Mr. Habermann and Mr. Casey sold all such Old Junior Subordinated Notes to the Company exchanging each $1,000 principal amount of Old Junior Subordinated Notes for $646.18 in cash plus a cash amount equal to interest accrued on $646.18 from May 19, 1993 to the Closing Date at the Accrual Rate.

         Commencing August 1987, the Company entered into indemnification agreements with its directors and executive officers, and certain other key employees. Under the agreements, with certain limited exceptions, the Company has agreed to indemnify such individuals against liabilities and expenses in connection with actions or threatened actions relating to the Company to which such individuals are or may become parties as a result of serving in their respective capacities. The agreements provide that the Company will advance expenses to the indemnitees in advance of final disposition of an action, subject to the approval of the Company's Board of Directors.

         As of July 2, 1993, Grace, Grace/Western and the Company entered into the Investment Agreement with Foodmaker and affiliates of Apollo, GEI and Foodmaker.

         On the Closing Date, the Company entered into the Shareholders' Agreement and a Registration Rights Agreement with Apollo, GEI and Foodmaker.

         In addition to serving as the Chairman and Chief Executive Officer of the Company, Mr. Goodall continues to serve as the Chairman, Chief Executive Officer and President of Foodmaker. Pursuant to an agreement entered into with Foodmaker, the Company reimburses Foodmaker for 50% of Mr. Goodall's salary, bonus and expenses and Mr. Goodall spends approximately 50% of his time serving as an officer of the Company. On February 22, 1995, the Company announced that it had begun a search to replace Mr. Goodall with a full-time chief executive officer.

         On the Closing Date, the Company and Chi-Chi's entered into a Tax Sharing Agreement with Foodmaker.

         Chi-Chi's purchases various food and other products for use or sale by its restaurants pursuant to a distribution agreement entered into with Foodmaker on the Closing Date. The Company believes that such agreement is no less favorable to Chi-Chi's than an agreement with an unaffiliated third party.

         Leonard I. Green, a director of Foodmaker, is a general partner of Leonard Green & Associates, L.P., the general partner of GEI. Mr. Goodall indirectly owns an approximately 0.5% limited partnership interest in GEI.

         Approximately 45.8% of the outstanding common stock of Foodmaker is owned by a limited partnership of which GGvA is the general partner. Mr. Gibbons is a general partner of GGvA. Pursuant to an arrangement with GGvA, Mr. Green is entitled to the economic benefit of 102,946 shares of the common stock of Foodmaker held by such partnership, which includes the right to receive such shares upon the distribution of shares by such partnership to its partners. Pursuant to such arrangement, however, Mr. Green does not exercise voting or investment power with respect to such shares. In addition, Mr. Green is entitled to a 29.38% share of any carried interest payable by such partnership to GGvA, as general partner, which would result in Mr. Green having the economic benefit of a greater number of shares of common stock of Foodmaker. In addition, Mr. Green owns, directly or indirectly, 50,000 shares of the common stock of Foodmaker.

         On the Closing Date, Apollo Advisors, L.P. and LGP received an aggregate of $7.0 million as a financial advisory fee for services provided in connection with the Acquisition and related transactions. The Company also pays Apollo Advisors, L.P. and LGP annual fees of $1.2 million, in the aggregate, for providing post-Acquisition management consulting and financial planning services.

         Certain entities managed by or affiliated with Apollo purchased a portion of the Notes.

         With respect to the purchase of common stock by certain members of Management, the Company loaned money (evidenced by recourse notes which bear interest at a rate of 7% per annum) to said individuals for fifty percent of their stock purchase. The Company loaned: (i) $676,000 to Jackson W. Goodall, Jr.; (ii) $312,500 to Barry E. Krantz; (iii) $557,500 to Mohammad Iqbal; (iv) $150,000 to Kevin S. Relyea; (v) $200,000 to Martin M. Casey; and (vi) $110,000 to Patricia K. Johnson.

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                 Page
                                                                                                               --------
    (a)          (1) Financial Statements.  See the Index to Financial Statements on page F-1.                    --

                 (2) Financial Statement Schedule

                     Schedule VIII - Valuation and qualifying accounts                                            S-1

                 (3) Exhibits

                    2  (a)     The Company's Joint Plan of Reorganization.  (Filed as Exhibit 2(a) to the
                               Company's Form 10-K filed with the SEC on March 28, 1994.)

                    3  (a)     Fourth Restated Certificate of Incorporation of the Company.  (Filed as
                               Exhibit 4.1 to the Company's Form S-8 filed with the SEC on March 23, 1994.)

                    3  (b)     Bylaws of the Company.  (Filed as Exhibit 4.2 to the Company's Form S-8 filed with the SEC on March 23, 1994.)

                    4  (a)     Indenture Dated as of January 27, 1994 Re: $300,000,000 9-3/4% Senior Notes
                               Due 2002.  (Filed as Exhibit 4(a) to the Company's Form 10-K filed with the
                               SEC on March 28, 1994.)

                    4  (b)     Indenture Dated as of January 27, 1994 Re: $150,000,000 10-7/8% Senior
                               Subordinated Discount Notes Due 2004.  (Filed as Exhibit 4(b) to the
                               Company's Form 10-K filed with the SEC on March 28, 1994.)

                    9          Shareholders' Agreement, dated as of January 27, 1994, among the Company and certain of its Shareholders.  (Filed as Exhibit 4.3 to the Company's Form S-8
                               filed with the SEC on March 23, 1994.)

                   10  (a)     Restructuring Agreement, dated as of July 2, 1993, among the Company, Western
                               Family Restaurants, Inc., Apollo REG, Co.,

                               GEI REG Co., FMI REG, Co. and Foodmaker, Inc.  (Filed as Exhibit 2(a) to the
                               Company's Form S-1 filed with the SEC on November 1, 1993.)

                   10  (b)     Amendment No. 1 to Restructuring Agreement, dated as of October 15, 1993, among the Company, Western Family Restaurants, Inc., Apollo REG, Co., GEI REG
                               Co., FMI REG, Co. and Foodmaker, Inc.  (Filed as Exhibit 2(b) to the Company's
                               Form S-1 filed with the SEC on November 1, 1993.)

                   10  (c)     Acquisition Agreement, dated as of October 15, 1993, among the Company, Apollo
                               Advisors, L.P., Green Equity Investors, L.P., on behalf of one or more managed entities, Foodmaker, Inc. and Chi-Chi's, Inc.  (Filed as Exhibit 2(c) to the
                               Company's Form S-1 filed with the SEC on November 1, 1993.)

                   10  (d)     Amendment No. 1 to Acquisition Agreement dated as of January 27, 1994 by and among the parties to the Acquisition Agreement.  (Filed as Exhibit 10(d) to
                               the Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10  (e)     Revolving Credit Agreement Dated as of January 27, 1994 Re: $150,000,000 Line
                               of Credit from Credit Lyonnais New York Branch ("Revolving Credit Agreement").
                               (Filed as Exhibit 10(e) to the Company's Form 10-K filed with the SEC on
                               March 28, 1994.)

                  *10  (f)     First Amendment to Revolving Credit Agreement dated as of April 15, 1994 by and among the parties to the Revolving Credit Agreement.

                  *10  (g)     Second Amendment to Revolving Credit Agreement dated as of August 15, 1994 by and among the parties to the Revolving Credit Agreement.

                  *10  (h)     Third Amendment to the Revolving Credit Agreement dated as of March 24, 1995 by and among the parties to the Revolving Credit Agreement.

                   10  (i)     Pledge and Security Agreement dated as of January 27, 1994 by and among FRI-M
                               Corporation, the Company and certain of its

                               subsidiaries and Credit Lyonnais New York Branch. (Filed as Exhibit 10(f) to the Company's
                               Form 10-K filed with the SEC on March 28, 1994.)

                   10  (j)     The Company's 1994 Incentive Stock Option Plan.  (Filed as Exhibit 10(g) to
                               the Company's Form 10-K filed with the SEC on March 28, 1994.)

                  *10  (k)     Deferred Compensation Plan.

                  *10  (l)     1995 Management Incentive Compensation Plan Description.

                  *10  (m)     Severance Plan.

                  +10  (n)     Form of Indemnification Agreement between the Company and its Directors, executive officers and certain other key employees.  (Filed as Exhibit 10(v)
                               to the Company's 1987 form 10-K filed with the SEC on March 24, 1988.)

                   10  (o)     Restated and Expanded Distribution Agreement, dated as of May 4, 1993 by and between Marriott Corporation and The Restaurant Enterprises Group, Inc.
                               (Filed as Exhibit 10(d) to the Company's Form 10-Q filed with the SEC for the
                               Quarter ended March 29, 1993.)

                   10  (p)     Amendment No. 1, dated October 15, 1993, to Restated and Expanded Distribution
                               Agreement between the Company and Marriott Corporation.  (Filed as Exhibit
                               10(l) to the Company's Form S-1 filed with the SEC on November 1, 1993.)

                  +10  (q)     Executive Settlement Agreement, dated as of October 15, 1993, between the
                               Company, W. R. Grace & Co.-Conn. and Norman N. Habermann.  (Filed as Exhibit
                               10(m) to the

                               Company's Form S-1 filed with the SEC on November 1, 1993.)

                  +10  (r)     Executive Settlement Agreement, dated as of October 15, 1993, between the
                               Company and Kenneth L. Harris.  (Filed as Exhibit 10(n) to the Company's Form
                               S-1 filed with the SEC on November 1, 1993.)

                  +10  (s)     Executive Settlement Agreement, dated as of October 15, 1993, between the
                               Company and Don M. McComas.  (Filed as Exhibit 10(o) to the Company's Form S-1
                               filed with the SEC on November 1, 1993.)

                  +10  (t)     Executive Settlement Agreement, dated as of October 15, 1993, between the
                               Company and James F. Moore.  (Filed as Exhibit 10(p) to the Company's Form S-1
                               filed with the SEC on November 1, 1993.)

                   10  (u)     Form of Management Stock Subscription Agreement of the Company.  (Filed as
                               Exhibit 10(bb) to the Company's Form 10-K filed with the SEC on March 28,
                               1994.)

                   10  (v)     Form of Management Pledge Agreement of the Company.  (Filed as Exhibit 10(cc)
                               to the

                               Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10  (w)     Form of Secured Promissory Note relating to Management Stock Subscription and
                               Pledge.  (Filed as Exhibit 10(dd) to the Company's Form 10-K filed with the
                               SEC on March 28, 1994.)

                   10  (x)     Executive Services Agreement, dated as of January 27, 1994, by and between the
                               Company, Foodmaker, Inc. and acknowledged and agreed to by Jack W. Goodall,
                               Jr.  (Filed as Exhibit 10(ee) to the Company's Form 10-K filed with the SEC on
                               March 28, 1994.)

                   10  (y)     Management Services Agreement, dated as of January 27, 1994, by and between the Company and Apollo Advisors, L.P.  (Filed as Exhibit 10(ff) to the
                               Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10  (z)     Management Services Agreement, dated as of January 27, 1994, by and between the Company and Leonard Green & Partners, L.P.  (Filed as Exhibit 10(gg) to
                               the Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10  (aa)    Kasumi Agreement, dated as of January 27, 1994, by and among W. R. Grace &
                               Co., W. R. Grace & Co.-Conn. and the Company.  (Filed as Exhibit 10(hh) to the
                               Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10  (bb)    Lease Indemnification Agreement, dated as of January 27, 1994, by and between the Company and W. R. Grace & Co.-Conn.  (Filed as Exhibit 10(ii) to the
                               Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10  (cc)    Distribution Agreement, dated as of October 4, 1993, by and between Foodmaker,
                               Inc. and Chi-Chi's, Inc.  (Filed as Exhibit 10(jj) to the Company's Form 10-K
                               filed with the SEC on March 28, 1994.)

                   10  (dd)    Common Stock Purchase Warrant, dated as of January 27, 1994, issued to
                               Foodmaker, Inc. for the purchase of 111,111 shares of the Company's common stock.  (Filed as Exhibit 10(kk) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10  (ee)    Tax Sharing Agreement, dated as of January 27, 1994, by and among the Company,
                               Foodmaker, Inc. and Chi-Chi's, Inc.  (Filed as Exhibit 10(ll) to the Company's
                               Form 10-K filed with the SEC on March 28, 1994.)

                   10  (ff)    Registration Rights Agreement, dated as of January 27, 1994, by and among the
                               Company and certain of its shareholders.  (Filed as Exhibit 10(mm) to the
                               Company's Form 10-K filed with the SEC on March 28, 1994.)

                  *21          List of Subsidiaries.

                  *23  (a)     Consent of Deloitte & Touche LLP.
                               Consent of KPMG Peat Marwick LLP.

                  *27          Financial Data Schedule.

         (b)     Reports on Form 8-K

                 On February 23, 1995, a report on Form 8-K was filed with the Securities and Exchange Commission reporting that the Company had begun a search to identify and hire a new chief executive officer. In addition, the Company reported that it had replaced the president of the Mexican Restaurant Division with another senior executive.

------------------
*        Filed herewith.
+        Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY RESTAURANTS, INC.


By /S/ Jackson W. Goodall, Jr.            March 24, 1995
   ---------------------------            --------------
   Jackson W. Goodall, Jr.                Date
   Director, Chairman of the
   Board and Chief Executive
   Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


        Signature                       Title                    Date
        ---------                       -----                    ----
                                      Director,
                                Chairman of the Board
                             and Chief Executive Officer
                                (Principal Executive
/S/ Jackson W. Goodall, Jr.           Officer)               March 24, 1995
---------------------------
Jackson W. Goodall, Jr.


                                 Director, President,
                               Chief Operating Officer
                               and President, Mexican
/S/ Barry E. Krantz              Restaurant Division         March 24, 1995
----------------------
Barry E. Krantz


/S/ Peter P. Copses                    Director              March 24, 1995
----------------------
Peter P. Copses


/S/ Charles W. Duddles                 Director              March 24, 1995
----------------------
Charles W. Duddles


/S/ Edward Gibbons                     Director              March 24, 1995
----------------------
Edward Gibbons


/S/ Leonard I. Green                   Director              March 24, 1995
----------------------
Leonard I. Green

/S/ John H. Kissick                    Director              March 24, 1995
-----------------------
John H. Kissick


/S/ Antony P. Ressler                  Director              March 24, 1995
-----------------------
Antony P. Ressler


/S/ Jonathan D. Sokoloff               Director              March 24, 1995
------------------------
Jonathan D. Sokoloff


                               Executive Vice President
                              and Chief Financial Officer
/S/ Martin M. Casey          (Principal Financial Officer)   March 24, 1995
------------------------
Martin M. Casey


                                Vice President, Finance
                                      (Principal
/S/ Robert T. Trebing, Jr.        Accounting Officer)        March 24, 1995
--------------------------
Robert T. Trebing, Jr.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act
-------------------------------------------------------------------------------

         No annual report covering the registrant's last fiscal year has been or will be sent to security holders, other than a copy of this Annual Report on Form 10-K.

         No proxy statement, form of proxy or other proxy solicitation materials with respect to any annual or other meeting of security holders were sent in 1994, and none will be sent with respect to 1994, to security holders.

                         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page
Family Restaurants, Inc.
     Independent Auditors' Reports                                     F-2
     Consolidated Balance Sheets as of December 25, 1994
         and December 26, 1993                                         F-4
     Consolidated Statements of Operations for the One
         Month Ended January 26, 1994, the Eleven Months
         Ended December 25, 1994 and Each of the Two
         Years in the Period Ended December 26, 1993                   F-5
     Consolidated Statements of Common Stockholders'
         Deficit for the One Month Ended January 26, 1994,
         the Eleven Months Ended December 25, 1994 and
         Each of the Two Years in the Period Ended
         December 26, 1993                                             F-6
     Consolidated Statements of Cash Flows for the One
         Month Ended January 26, 1994, the Eleven Months
         Ended December 25, 1994 and Each of the Two Years
         in the Period Ended December 26, 1993                         F-7
     Notes to Consolidated Financial Statements                        F-9

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Family Restaurants, Inc.:

         We have audited the accompanying consolidated balance sheet of Family Restaurants, Inc. and its subsidiaries as of December 25, 1994, and the related consolidated statements of operations, common stockholders' deficit and cash flows for the one month ended January 26, 1994 (Predecessor Company) and the eleven months ended December 25, 1994 (Successor Company). In connection with our audit of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Family Restaurants, Inc. and its subsidiaries at December 25, 1994, and the results of their operations and their cash flows for the one month ended January 26, 1994 (Predecessor Company) and the eleven months ended December 25, 1994 (Successor Company) in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

         As discussed in Notes 1 and 2 to the consolidated financial statements, the Company commenced a Chapter 11 bankruptcy case on November 23, 1993, which was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization and the Bankruptcy Code." As a result, the Successor Company's December 25, 1994 consolidated balance sheet is not comparable to the Predecessor Company's December 26, 1993 consolidated balance sheet since it reports the financial position of the reorganized entity.


KPMG PEAT MARWICK LLP


Orange County, California
March 15, 1995, except as to
     the ninth paragraph of
     note 10 to the consolidated
     financial statements, which is
     as of March 24, 1995

                          INDEPENDENT AUDITORS' REPORT


Family Restaurants, Inc.:

         We have audited the accompanying consolidated balance sheet of Family Restaurants, Inc. and its subsidiaries as of December 26, 1993, and the related consolidated statements of operations, common stockholders' deficit and cash flows for each of the two years in the period ended December 26, 1993. Our audits also included the financial statement schedule listed in the Index at
Item 14. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Family Restaurants, Inc. and its subsidiaries at December 26, 1993, and the results of their operations and their cash flows for each of the two years in the period ended December 26, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

         As discussed in Notes 1 and 2, the Company commenced a Chapter 11 bankruptcy case on November 23, 1993, which was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization and the Bankruptcy Code."


DELOITTE & TOUCHE LLP


Costa Mesa, California
March 22, 1994

                            FAMILY RESTAURANTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                           Successor       Predecessor
                                                            Company          Company
                                                          December 25,     December 26,
                                                              1994             1993
                                                         -------------    -------------
                        ASSETS

Current assets:
  Cash and cash equivalents                              $       8,239    $       9,310
  Restricted cash                                                1,850            1,867
  Collateral deposit                                                 0           38,688
  Receivables                                                   11,831           10,920
  Inventories                                                   12,916           10,849
  Other current assets                                           8,179            5,475
                                                         -------------    -------------
    Total current assets                                        43,015           77,109

Property and equipment, net                                    445,354          235,516
Reorganization value in excess of amounts
  allocable to identifiable assets, net                        197,581                0
Goodwill, net                                                        0           26,678
Property held for sale                                             339            7,122
Other assets                                                    48,309           20,152
                                                         -------------    -------------
                                                         $     734,598    $     366,577
                                                         =============    =============

     LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT

Current liabilities:
  Note payable to Marriott                               $           0    $      12,719
  Loan payable to Grace                                              0            2,900
  Current portion of long-term debt, including
    capitalized lease obligations                                6,754            5,981
  Accounts payable                                              41,999           38,363
  Self-insurance reserves                                       50,692           36,778
  Other accrued liabilities                                     96,426           74,049
  Income taxes payable                                           2,625            1,528
                                                         -------------    -------------
    Total current liabilities                                  198,496          172,318

Liabilities subject to settlement under reoganization
  proceedings                                                        0          320,194
Other long-term liabilities                                      6,866            3,124
Long-term debt, including capitalized lease
  obligations, less current portion                            536,495           78,658

12% redeemable cumulative exchangeable preferred
  stock subject to settlement under reorganization
  proceedings - non-voting, authorized 3,000,000
  shares; issued and outstanding 1,544,237 shares
  in 1993                                                            0          183,921

Common stockholders' deficit:
  Class D common stock - authorized 1,040,000 shares,
    par value $.01, 468,341 shares issued in 1993                    0                4
  Common stock - authorized 1,500,000 shares,
    par value $.01, 997,277 shares issued in 1994                   10                0
  Additional paid-in capital                                   159,554           23,481
  Notes receivable from stockholders                            (2,947)               0
  Accumulated deficit                                         (163,876)        (415,066)
  Less treasury stock, at cost (29,150 shares in 1993)               0              (57)
                                                         -------------    -------------
                                                         $     734,598    $     366,577
                                                         =============    =============

          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share
                            and shares outstanding)

                                                Successor
                                                 Company                 Predecessor Company
                                             --------------  ------------------------------------------
                                              Eleven Months    One Month        For the Years Ended
                                                  Ended          Ended     ----------------------------
                                              December 25,    January 26,   December 26,   December 28,
                                                  1994           1994           1993           1992
                                             --------------  ------------  -------------  -------------
Sales                                        $    1,048,674  $     64,741  $     884,910  $     930,069
                                             --------------  ------------  -------------  -------------
Product cost                                        293,413        19,184        259,512        276,020
Payroll and related costs                           377,569        24,780        331,747        352,841
Occupancy and other operating expenses              243,147        13,712        197,797        211,332
Depreciation and amortization                        48,646         2,800         32,224         50,538
General and administrative expenses                  49,059         4,071         44,164         48,376
Interest expense, net                                51,419         4,097         50,276         45,582
Loss (gain) on disposition of
  properties, net                                     5,685           (12)         4,916          7,786
Provision for divestitures                                0             0         10,400         27,871
Write-down of goodwill                              144,780             0              0        107,175
Debt restructuring costs                                  0             0          4,239          1,072
                                             --------------  ------------  -------------  -------------
  Total costs and expenses                        1,213,718        68,632        935,275      1,128,593
                                             --------------  ------------  -------------  -------------
Loss before reorganization items,
  income tax provision, extraordinary
  item and cumulative effect of a
  change in accounting principle                   (165,044)       (3,891)       (50,365)      (198,524)
                                             --------------  ------------  -------------  -------------
Reorganization items:
  Professional fees                                       0        (4,250)             0              0
  Payment to Grace                                        0       (15,000)             0              0
  Other                                                   0        (3,029)        (1,091)             0
  Fresh start adjustment                                  0       501,706              0              0
                                             --------------  ------------  -------------  -------------
    Total reorganization items                            0       479,427         (1,091)             0
                                             --------------  ------------  -------------  -------------
Income (loss) before income tax provision,
  extraordinary item and cumulative effect
  of a change in accounting principle              (165,044)      475,536        (51,456)      (198,524)

Income tax provision                                  1,773            55            658            721
                                             --------------  ------------  -------------  -------------

Income (loss) before extraordinary item
  and cumulative effect of a change in
  accounting principle                             (166,817)      475,481        (52,114)      (199,245)

Extraordinary gain on extinguishment
  of debt                                             2,941        72,561              0              0

Cumulative effect on prior years (to
  December 30, 1991) of adopting SFAS 109                 0             0              0           (667)
                                             --------------  ------------  -------------  -------------
Net income (loss)                                  (163,876)      548,042        (52,114)      (199,912)
Preferred dividends                                       0        (1,698)       (20,232)       (17,737)
                                             --------------  ------------  -------------  -------------
Net income (loss) attributable to
  common shares                              $     (163,876) $    546,344  $     (72,346) $    (217,649)
                                             ==============  ============  =============  =============
Net loss per common share:

  Loss before extraordinary item             $      (168.55)
  Extraordinary item                                   2.97
                                             --------------
  Net loss attributable to common shares     $      (165.58)
                                             ==============
Weighted average common shares outstanding          989,683
                                             ==============

 Net loss per common share for the Predecessor Company is not meaningful due to debt discharge, the issuance of new common stock and fresh start reporting.

          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

            CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIT

           FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 25, 1994
                                 (in thousands)


                                                                                    Notes
                                       Class A   Class D            Additional    Receivable                 Treasury
                                        Common    Common    Common    Paid-in     from Stock-   Accumulated    Stock,
                                        Stock     Stock     Stock     Capital       holders       Deficit     at Cost      Total
                                       --------  --------  -------  -----------  ------------  ------------  ---------  -----------
Balance at December 30, 1991           $      2  $      0  $     0  $    22,464  $          0  $   (125,071) $     (57) $  (102,662)
  Net loss                                    0         0        0            0             0      (199,912)         0     (199,912)
  Stock dividends on preferred
    stock                                     0         0        0            0             0       (17,737)         0      (17,737)
  Sale of treasury stock                      0         0        0            1             0             0          3            4
  Purchase of treasury stock                  0         0        0            0             0             0         (3)          (3)
  Exercise of warrants                        0         2        0          838             0             0          0          840
                                       --------  --------  -------  -----------  ------------  ------------  ---------  -----------

Balance at December 28, 1992                  2         2        0       23,303             0      (342,720)       (57)    (319,470)
  Net loss                                    0         0        0            0             0       (52,114)         0      (52,114)
  Stock dividends on preferred
    stock                                     0         0        0            0             0       (20,232)         0      (20,232)
  Conversion of Class A Common
    Stock to Class D Common Stock            (2)        2        0            0             0             0          0            0
  Exercise of warrants                        0         0        0          102             0             0          0          102
  Exercise of stock options                   0         0        0           76             0             0          0           76
                                       --------  --------  -------  -----------  ------------  ------------  ---------  -----------

Balance at December 26, 1993                  0         4        0       23,481             0      (415,066)       (57)    (391,638)
  Net income - one month ended
    January 26, 1994                          0         0        0            0             0       548,042          0      548,042

  Fresh start adjustments:
    Cancellation of former
      equity                                  0        (4)       0      (23,481)            0      (132,976)        57     (156,404)
    Issuance of new equity                    0         0       10      159,554        (2,947)            0          0      156,617

  Net loss - eleven months ended
    December 25, 1994                         0         0        0            0             0      (163,876)         0     (163,876)
                                       --------  --------  -------  -----------  ------------  ------------  ---------  -----------

Balance at December 25, 1994           $      0  $      0  $    10  $   159,554  $     (2,947) $   (163,876) $       0  $    (7,259)
                                       ========  ========  =======  ===========  ============  ============  =========  ===========

       See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Successor
                                                         Company                  Predecessor Company
                                                      -------------  --------------------------------------------
                                                      Eleven Months    One Month          For the Years Ended
                                                          Ended          Ended      -----------------------------
                                                      December 25,    January 26,    December 26,    December 28,
                                                          1994           1994            1993            1992
                                                     --------------  ------------   -------------   -------------
                                    Increase (Decrease) in Cash and Cash Equivalents


Cash flows from operating activities:
  Cash received from customers                       $    1,049,483  $     65,257   $     885,248   $     931,236
  Cash received from franchisees and licensees                7,308            84             847           4,272
  Cash paid to suppliers and employees                   (1,000,332)      (59,729)       (846,290)       (874,644)
  Interest received                                             400           136           1,437           1,564
  Interest paid                                             (28,153)         (877)        (10,088)        (29,619)
  Debt restructuring costs                                        0             0          (2,900)         (1,072)
  Income taxes received (paid)                                 (926)          157            (925)           (485)
  Charges to reserve for divestitures                        (9,434)       (1,001)           (886)              0
                                                     --------------  ------------   -------------   -------------
    Net cash provided by operating activities
      before reorganization items                            18,346         4,027          26,443          31,252

  Reorganization items:
    Professional fees                                             0        (4,250)              0               0
    Payment to Grace                                              0       (15,000)              0               0
    Other                                                         0        (3,029)         (1,091)              0
                                                     --------------  ------------   -------------   -------------
      Total reorganization items                                  0       (22,279)         (1,091)              0
                                                     --------------  ------------   -------------   -------------

    Net cash provided by (used in) operating
      activities                                             18,346       (18,252)         25,352          31,252
                                                     --------------  ------------   -------------   -------------

Cash flows from investing activities:
  Proceeds from disposal of property and equipment            6,524         1,588          18,135          11,548
  Acquisition of Chi-Chi's                                    2,478      (194,889)              0               0
  Acquisition of Marriott family restaurants                      0             0               0         (12,374)
  Capital expenditures                                      (65,618)         (779)        (20,064)        (25,881)
  Capitalized conversion costs                               (2,166)          (21)         (5,052)         (4,341)
  Other                                                      (5,385)        1,491          (3,736)         (3,424)
                                                     --------------  ------------   -------------   -------------
    Net cash used in investing activities                   (64,167)     (192,610)        (10,717)        (34,472)
                                                     --------------  ------------   -------------   -------------

Cash flows from financing activities:
  Proceeds from sale of treasury bonds                            0             0           3,412               0
  Proceeds from issuance of Notes                                 0       409,046               0               0
  Proceeds from working capital borrowings, net              59,600             0               0               0
  Payment of notes payable to Marriott, net                 (21,828)      (10,969)              0               0
  Proceeds (payment) of loan payable to Grace                     0        (2,900)          2,900               0
  Payment of debt issuance costs                                  0       (22,973)              0               0
  Reductions of long-term debt, including
    capitalized lease obligations                            (7,842)         (447)         (9,843)         (7,310)
  Cash settlement of liabilities subject to
    settlement under reorganization proceedings                   0      (279,055)              0               0
  Decrease (increase) in restricted cash and
    collateral deposit                                           17        38,688         (16,486)          6,108
  Royalty receivable sold to Grace                                0             0               0           3,835
  Proceeds from issuance of common stock, net                 1,911        92,364               0               0
  Proceeds from sale of treasury stock                            0             0               0               4
  Proceeds from exercise of warrants                              0             0             102             840
  Proceeds from exercise of stock options                         0             0              76               0
  Purchase of treasury stock                                      0             0               0              (3)
                                                     --------------  ------------   -------------   -------------
    Net cash provided by (used in) financing
      activities                                             31,858       223,754         (19,839)          3,474
                                                     --------------  ------------   -------------   -------------

Net increase (decrease) in cash and cash
  equivalents                                               (13,963)       12,892          (5,204)            254
Cash and cash equivalents at beginning of period             22,202         9,310          14,514          14,260
                                                     --------------  ------------   -------------   -------------
Cash and cash equivalents at end of period           $        8,239  $     22,202   $       9,310   $      14,514
                                                     ==============  ============   =============   =============

                            FAMILY RESTAURANTS, INC.

                                 (in thousands)

                                                           Successor
                                                            Company                  Predecessor Company
                                                         -------------  --------------------------------------------
                                                         Eleven Months    One Month          For the Years Ended
                                                             Ended          Ended      -----------------------------
                                                         December 25,    January 26,    December 26,    December 28,
                                                              1994           1994            1993            1992
                                                         --------------  ------------   -------------   -------------
                     Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities
Net income (loss)                                        $     (163,876) $    548,042   $     (52,114)  $    (199,912)
                                                         --------------  ------------   -------------   -------------
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities net
  of effects of Chi-Chi's acquisition in 1994
  and Marriott acquisition in 1992:
    Depreciation and amortization                                48,646         2,800          32,224          50,538
    Amortization of debt issuance costs                           3,006           215           2,531           1,835
    Payment of accrued interest by issuance
      of additional Junior Subordinated Notes                         0             0               0              29
    Loss (gain) on disposition of properties                      5,685           (12)          4,916           7,786
    Provision for divestitures                                        0             0          10,400          27,871
    Write-down of goodwill                                      144,780             0               0         107,175
    Fresh start adjustment                                            0      (501,706)              0               0
    Extraordinary gain on extinguishment of debt                 (2,941)      (72,561)              0               0
    Accretion of interest on Discount Notes                      11,362             0               0               0
    Accrued interest on liabilities settled under
      bankruptcy proceedings                                          0         3,113               0               0
    Cumulative effect on prior years of
      adopting SFAS 109                                               0             0               0             667
    (Increase) decrease in receivables                              697            54          (3,757)            554
    (Increase) decrease in inventories                             (552)          394           5,209           1,717
    (Increase) decrease in other current assets                    (566)          358          (2,331)            459
    Increase (decrease) in accounts payable                     (14,611)        1,096          (3,925)          8,706
    Increase (decrease) in self-insurance reserves                1,526          (386)         (5,235)          4,367
    Increase (decrease) in other accrued liabilities             (6,223)        1,130          38,587          19,224
    Charges to reserve for divestitures                          (9,434)       (1,001)           (886)              0
    Increase (decrease) in income taxes payable                     847           212            (267)            236
                                                         --------------  ------------   -------------   -------------
      Total adjustments                                         182,222      (566,294)         77,466         231,164
                                                         --------------  ------------   -------------   -------------
Net cash provided by (used in) operating
  activities                                             $       18,346  $    (18,252)  $      25,352   $      31,252
                                                         ==============  ============   =============   =============

Supplemental schedule of investing activities:

The components of acquisition of Chi-Chi's in 1994 are as follows:

         Current assets                                  $       (7,730)
         Property and equipment                                (153,731)
         Goodwill                                              (149,376)
         Other assets                                           (13,908)
         Current liabilities                                     59,324
         Other long-term liabilities                              5,975
         Long-term debt assumed                                   4,694
         Issuance of common stock                                62,341
                                                         --------------
                                                         $     (192,411)
                                                         ==============

The components of acquisition of Marriott family restaurants in 1992 are as follows:

         Current assets                                  $       (1,123)
         Property and equipment                                 (68,076)
         Other assets                                            (1,327)
         Current liabilities                                     13,084
         Long-term debt incurred                                 21,828
         Issuance of preferred stock                             23,240
                                                         --------------
         Cash portion of purchase price                  $      (12,374)
                                                         ==============

Supplemental schedule of noncash investing and financing activities:

Common stockholders' deficit was increased by $20,232,000 and $17,737,000 in 1993 and 1992, respectively, for stock dividends on preferred stock.

Disclosure of accounting policy:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 25, 1994


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

         Family Restaurants, Inc. (formerly known as The Restaurant Enterprises Group, Inc.), incorporated in Delaware in 1986, is primarily engaged in the operation of full-service restaurants throughout the United States through its subsidiaries. As used in these consolidated financial statements, the term "Company" refers to Family Restaurants, Inc. together with its subsidiaries.

         Reference to the "Predecessor Company" refers to The Restaurant Enterprises Group, Inc. and its consolidated subsidiaries (not including Chi-Chi's) with respect to information relating to periods prior to January 27, 1994 included herein, and reference to the "Successor Company" refers to Family Restaurants, Inc. and its consolidated subsidiaries, giving effect to the Acquisition and related transactions and the Strategic Divestment Program, each as described below, with respect to information about events occurring upon completion of or after the Acquisition.

         At December 25, 1994, the Company operated 702 restaurants located in 34 states, with 52% of its restaurants located in California. Additionally, as of December 25, 1994, the Company was the licensor of 231 full-service restaurants in Japan and South Korea, the franchisor of five family restaurants and five Mexican restaurants in the United States and the franchisor of 21 Mexican restaurants outside the United States.

         The consolidated financial statements of the Predecessor Company were prepared on a going concern basis, which contemplated continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. While the Prepackaged Plan Chapter 11 cases were in process, the Company continued in possession of its properties and operated and managed its business as a debtor-in-possession pursuant to the Bankruptcy Code. The Company applied the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), in the December 26, 1993 and December 28, 1992 consolidated financial statements. The Company's
12 1/4% Senior Subordinated Notes (the "Old Senior Subordinated Notes") and
12 3/4% Subordinated Notes (the "Old Subordinated Notes" and, together with the Old Senior Subordinated Notes, the "Old Notes") were in default in accordance with the terms of the applicable debentures at December 26, 1993. In accordance with SOP 90-7, those liabilities and obligations whose disposition was dependent upon the outcome of the Prepackaged Plan Chapter 11 cases were segregated and classified as "Liabilities subject to settlement under reorganization proceedings" in the consolidated balance sheet at December 26, 1993 (see Note 10). Likewise, the 12% redeemable cumulative exchangeable preferred stock was also dependent upon the outcome of the Prepackaged Plan Chapter 11 cases and was classified as "12% redeemable cumulative exchangeable preferred stock subject to settlement under reorganization proceedings" in the consolidated balance sheet at December 26, 1993. On January 7, 1994, the Company's Prepackaged Plan was confirmed by the bankruptcy court (see Note 2).

         Pursuant to SOP 90-7, the Company qualified for fresh start reporting as of January 27, 1994. Under this concept, all assets and liabilities are restated to current value of the reorganized entity, which approximates the Company's fair value at the date of reorganization. The Company obtained an appraisal of the assets and liabilities of the Successor Company. This appraisal determined the reorganization value (i.e., fair value) of the assets and liabilities of the Successor Company. The Company utilized the results of this appraisal to implement fresh start reporting, which, along with adjustments of $(2,561,000) to current assets, $24,804,000 to property and equipment, $(26,646,000) to goodwill, $(2,795,000) to other assets, $5,455,000 to current liabilities, $4,062,000 to long-term debt and $(3,124,000) to other long-term liabilities, resulted in reorganization value in excess of amounts allocable to identifiable assets of $203,854,000 at January 27, 1994. This amount is being amortized over 30 years.

         The accumulated deficit of the Predecessor Company was eliminated as required by fresh start reporting; additionally, the statement of operations for the one month ended January 26, 1994 reflects the effects of the forgiveness of debt resulting from confirmation of the plan of reorganization and the effects of adjustments to restate assets and liabilities to reflect the reorganization value of the Successor Company. As such, the consolidated balance sheet of the Company as of December 25, 1994 and the accompanying consolidated statement of operations for the eleven months then ended represent that of the Successor Company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods. The accompanying consolidated balance sheet as of December 26, 1993 and the consolidated statements of operations for the two years in the period then ended and for the one month ended January 26, 1994 represent that of the Predecessor Company.

NOTE 2 - THE ACQUISITION:

         On January 27, 1994 (the "Closing Date"), Apollo FRI Partners, L.P. ("Apollo"), Green Equity Investors, L.P. ("GEI") and Foodmaker, Inc. ("Foodmaker") acquired approximately 98% of the outstanding common stock of the Company (the "Acquisition"). The Acquisition involved the following components and related transactions, all of which (unless otherwise noted) were consummated on the Closing Date:

         New Equity Investment. Apollo, GEI, Foodmaker and certain officers of the Company made the $154.7 million New Equity

Investment in the Company pursuant to the Acquisition Agreement, dated as of October 15, 1993, among the Company, Apollo, GEI, Foodmaker and Chi-Chi's (as amended, the "Acquisition Agreement") and the Employee Stock Purchase (as defined below). Apollo purchased 389,634 shares of the Company's common stock, par value $.01 per share (the "Common Stock") (constituting 40.0% of the Common Stock outstanding immediately following the Closing Date) for $62.3 million in cash and GEI purchased 179,831 shares of Common Stock (constituting 18.4% of the Common Stock outstanding immediately following the Closing Date) for $28.8 million in cash. Foodmaker acquired 389,634 shares of Common Stock (constituting 40.0% of the Common Stock outstanding immediately following the Closing Date, with a value of $62.3 million) in the Chi-Chi's Merger. Certain officers of the Company purchased 15,625 shares of Common Stock in the Employee Stock Purchase (as defined below).

         Chi-Chi's Merger. The Company acquired Chi-Chi's, a wholly-owned subsidiary of Foodmaker and the operator, directly or indirectly through its subsidiaries, or franchisor of 235 full-service Mexican restaurants, the largest chain of such restaurants in the United States based upon both number of restaurants and annual revenues. This acquisition was accounted for under the purchase method. The Chi-Chi's Merger occurred through a merger of a newly-formed subsidiary of the Company with Chi-Chi's. Pursuant to the Acquisition Agreement, Foodmaker received (a) $205.0 million in cash, less the principal amount of capital leases and the face amount of certain indebtedness of Chi-Chi's (including certain Chi-Chi's debentures which were defeased immediately following consummation of the Chi-Chi's Merger) existing or assumed by the Company in connection with the Chi-Chi's Merger, (b) 389,634 shares of Common Stock and (c) a warrant to purchase, at an aggregate exercise price of $26.7 million, 111,111 shares of Common Stock (constituting 10% of the Common Stock outstanding assuming the full exercise thereof) (the
"Foodmaker Warrant"). The Foodmaker Warrant expires on February 1, 1999. Pro forma financial statements for the Chi- Chi's Merger have not been presented as such merger was a component of the Acquisition, and pro forma financial statements reflecting only this component of the Acquisition would not be meaningful.

         Credit Facility. The Company, FRI-M Corporation (formerly known as REG-M Corp.), a wholly-owned subsidiary of the Company (the "Borrower"), and certain subsidiaries of the Borrower (the "Subsidiary Guarantors") entered into the Credit Facility on the Closing Date. The Credit Facility is a $150.0 million five-year fully revolving credit facility with a $100.0 million sub-limit for standby letters of credit and is used for general corporate purposes, including working capital and capital expenditures. The letter of credit availability under the Credit Facility replaced the Amended and Restated Letter of Credit Procurement Facility (the "Old L/C Facility") with W. R. Grace & Co.-Conn. ("Grace"), which was terminated on the Closing Date. Borrowings under the Credit Facility are made by the Borrower. Such borrowings are guaranteed by the Company and the Subsidiary Guarantors and are secured by substantially all of the assets of such subsidiaries and by a pledge of the stock of the Borrower and the Subsidiary Guarantors.

         Prepackaged Plan. The Company and REG-M Corp. commenced Chapter 11 cases on November 23, 1993 after receiving acceptances of their prepackaged joint plan of reorganization (the "Plan") from 100% of the holders of the Old Notes and Preferred Stock (each as defined) who voted on the Plan and from holders of over 98% of the Old Common Stock (as defined) who voted on the Plan. The Plan was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. On the Closing Date, substantially all of the Company's old debt and equity securities were cancelled and extinguished through consummation of the Plan and holders thereof received cash distributions (the "Cash Distributions") as follows. For each $1,000 principal amount of 12 1/4% Senior Subordinated Notes due 1996 (the "Old Senior Subordinated Notes"), holders received $939.26 in cash plus an additional cash amount equal to interest accrued on $939.26 from May 19, 1993 to the Closing Date at a rate equal to 10.05% per annum (the weighted average of the yields to maturity of the Notes at the time they were issued) (the "Accrual Rate"). For each $1,000 principal amount of 12 3/4% Subordinated Notes due 1998 (the "Old Subordinated Notes" and, together with the Old Senior Subordinated Notes, the "Old Notes"), holders received $646.18 in cash plus an additional cash amount equal to interest accrued on $646.18 from May 19, 1993 to the Closing Date at the Accrual Rate. For each share of 12% Cumulative Exchangeable Preferred Stock (the "Preferred Stock"), holders received $17.88 in cash and for each share of Class D Common Stock (the "Old Common Stock"), holders received $.50 in cash.

         Employee Stock Purchase and Management Incentive Plan. In connection with the Acquisition, the Company adopted a new management incentive plan (the "Management Incentive Plan") pursuant to which certain officers and employees of the Company were granted the right to purchase up to 40,900 shares of Common Stock (constituting up to 4.1% of the Common Stock outstanding immediately following such purchases) at $160 per share (the "Employee Stock Purchase"), the same per share price paid by Apollo and GEI in the New Equity Investment. The Employee Stock Purchase was consummated on the Closing Date with respect to certain officers (15,625 shares of Common Stock) and on May 19, 1994 and July 31, 1994 with respect to the other participants (22,552 shares of Common Stock). No more than fifty percent of the purchase price was authorized to be financed through interest-bearing resource notes payable to the Company. These notes are due on May 31, 1999, if not paid earlier by deductions from incentive compensation, and bear interest at 7%. Interest is payable every six months. The individuals who purchased Common Stock were also granted options to purchase 20,822 shares of Common Stock in the future at an exercise price of $160 per share. The Company also granted options to purchase 30,600 shares of Common Stock to approximately 820 other employees.

         Investment Agreement. Grace, Western Family Restaurants, Inc. ("Grace/Western"), an affiliate of Grace which owned 74.6% of the Old Common Stock, and the Company entered into an agreement as amended (the "Investment Agreement"), with Apollo REG, Co., GEI REG, Co. and FMI REG, Co. and Foodmaker. Under the Investment Agreement, among other things, the Company paid Grace $15.0 million on the Closing Date in consideration of Grace's undertaking to obtain written confirmation that although Grace would no longer hold an equity interest in the Company, the Company would continue to receive royalties under the Kasumi Licensing Agreement through February 4, 2010. The Kasumi Licensing Agreement expired on February 4, 1995. The Company has reached an agreement on terms to enter into a new Technical Assistance and Licensing Agreement that will expire in 2010. Grace also agreed to indemnify the Company against certain tax liabilities and with respect to certain previously divested leases.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Fiscal year

         Previously, the Company reported results of operations based on 52 or 53 week periods ending on the last Monday in December. In 1993, the fiscal year end was changed to the last Sunday in December. The fiscal years ended December 25, 1994 and December 28, 1992 included 52 weeks, and the fiscal year ended December 26, 1993 included 52 weeks, less one day.

Principles of consolidation

         The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Inventories

         Inventories consist primarily of food and liquor and are stated at the lower of cost or market. Costs are determined using the first-in, first-out
(FIFO) method.

Property and equipment

         Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives (buildings principally over 25 to 35 years and furniture, fixtures and equipment over 3 to 10 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the terms of the related leases. Property under capitalized leases is amortized over the terms of the leases using the straight-line method.

         The Company evaluates property and equipment for impairment based on a comparison of the carrying value of the assets to the sum of the estimated undiscounted cash flows expected to be generated over the estimated life of the assets.

         Losses on disposition of properties are recognized when a commitment to divest a restaurant property is made by the Company and include estimated carrying costs through the expected date of disposal.

Property held for sale

         Property held for sale is carried at estimated net realizable value.

Advertising

         Production costs of commercials and programming are charged to operations when aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred.

Franchise and license fees

         Initial franchise and license fees are recognized when all material services have been performed and conditions have been satisfied. Initial fees of $35,000, $35,000 and $70,000 were earned in 1994, 1993 and 1992, respectively. Monthly fees are accrued as earned based on the respective monthly sales. Such fees totalled $6,006,000 for the eleven months ended December 25, 1994 (including Chi-Chi's fees subsequent to the Acquisition), $546,000 for the one month ended January 26, 1994, $4,907,000 for 1993 and $4,815,000 for 1992 and are included as an offset to general and administrative expenses.

Reorganization value and goodwill

         Reorganization value in excess of amounts allocable to identifiable assets is amortized using the straight-line method over 30 years. Goodwill related to the Chi-Chi's Merger was amortized using the straight-line method over 30 years through the fourth quarter of 1994 when the Company wrote off its remaining goodwill balance (see Note 8). Accumulated amortization of reorganization value amounted to $6,273,000 at December 25, 1994. Accumulated amortization of the Predecessor Company's goodwill amounted to $5,703,000 at December 26, 1993.

         The Company evaluates the carrying value of its reorganization value in excess of amounts allocable to identifiable assets and the goodwill related to the Chi-Chi's Merger on an ongoing basis relying on a number of factors, including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers non-financial data such as continuity of personnel, changes in the operating environment, name identification, competitive information and market trends. Finally, the evaluation considers changes in management's strategic direction or market emphasis. When the foregoing considerations suggest that a deterioration of the financial condition of the Company or any of its divisions has occurred, the Company measures the amount of an impairment, if any, based on the estimated fair value of the restaurant operations for each of its divisions over the remaining amortization period.

Income taxes

         Beginning in 1992, the Company has accounted for income taxes using the standards specified in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note 13). Prior to 1992, the Company accounted for income taxes using APB No. 11.

Loss per common share

         Loss per common share for the Successor Company is computed based on the weighted average number of shares actually outstanding. The impact of the Foodmaker Warrant and options has not been included since the impact would be antidilutive.

Reclassifications

         Certain amounts as previously reported have been reclassified to conform to the 1994 presentation.

NOTE 4 - STRATEGIC DIVESTMENT PROGRAM:

         Effective year-end 1992 109 non-strategic restaurants were designated for divestment (the "Strategic Divestment Program"). Two additional restaurants were identified for divestment in late 1993. The restaurants included 12 family restaurants, 47 traditional dinnerhouses and 52 Mexican dinnerhouses. During 1992, these restaurants had sales of $159,385,000 and losses of $7,602,000, including direct general and administrative expenses of $5,191,000. In conjunction with this divestment program, the Company recorded a provision for divestitures of $27,871,000 during the fourth quarter of 1992. This provision consisted of: (i) $2,180,000 for severance costs associated with the restaurants to be divested and (ii) $25,691,000 for the write-down to net realizable value of the property and equipment associated with such restaurants. During 1993, these restaurants had sales of $116,032,000 and losses of $8,690,000, including direct general and administrative expenses in the amount of $4,049,000. The 1993 severance costs of $886,000 were charged against the reserve for divestitures, reducing the reserve balance to $1,294,000. During the fourth quarter of 1993, an additional write-down of $1,908,000 to adjust property and equipment to net realizable value was recorded, as the Company believed that further impairment had occurred. In addition, during the fourth quarter of 1993 the reserve for severance costs was reduced by $302,000, and, since the Company reached a measurement date on December 26, 1993, it recorded a provision for future estimated operating losses for the remaining restaurants to be divested of $7,615,000, including direct general and administrative expenses of $2,383,000. During 1994, these restaurants had sales of $58,511,000 and losses of $7,434,000, including direct general and administrative expenses in the amount of $1,583,000, which were charged against the reserve for divestitures. In addition, severance costs of $617,000 were charged against the reserve for divestitures in 1994. During the third quarter of 1994, the net realizable value of the remaining assets held for sale was reduced by $2,344,000 which is included in loss on disposition of properties in the accompanying consolidated statement of operations. At December 25, 1994 and December 26, 1993, the net realizable value of the assets held for sale, consisting principally of property and equipment, was $339,000 and $7,122,000, respectively. In addition, the Company increased the reserve relating to potential shortfalls in future sublease income by $2,799,000 in the third quarter of 1994. This adjustment is also included in loss on disposition of properties.

         In recording the acquisition of Chi-Chi's, eleven poor performing restaurants were added to the Strategic Divestment Program, and reserves of
$10,758,000 were provided.   These reserves included one year's estimated
operating losses and the potential shortfall in future sublease income. During 1994, operating losses of $2,404,000 and lease termination payments of $1,439,000 were charged against these reserves.

         As of December 25, 1994, 45 properties (including seven of the Chi-Chi's restaurants) remained to be divested, of which eight were closed. Since the Strategic Divestment Program was scheduled for completion at the end of fiscal 1994, the operating results of the remaining 37 restaurants will be included in the Company's consolidated statement of operations in 1995, although many of the restaurants will continue to be marketed and sold.

NOTE 5 - RECEIVABLES:

         A summary of receivables follows:

                                                  1994         1993
                                                -------      -------
                                                   (in thousands)
         Trade, principally credit cards        $ 3,184      $ 2,389
         License and franchise fees
           and related receivables                5,113        4,174
         Receivable from Marriott
           Distribution Services                    661        1,348
         Insurance recovery receivables             323          893
         Notes receivable                           428            0
         Other                                    2,122        2,116
                                                -------      -------
                                                $11,831      $10,920
                                                =======      =======

NOTE 6 - MARRIOTT ACQUISITION:

         In early 1992, the Company consummated an agreement with Marriott Corporation and certain of its subsidiaries ("Marriott") and acquired 109 Bob's Big Boy restaurants from Marriott. The purchase price was approximately $67.9 million (excluding the impact of approximately $1.3 million for cash, inventory on hand, apportionments and purchase price adjustments mutually agreed upon by the Company and Marriott and approximately $3.0 million in acquisition costs) which was comprised of $9.9 million in cash, $34.8 million in the form of three promissory notes and $23.2 million in the form of the Company's 12% redeemable cumulative exchangeable preferred stock. One of the promissory notes was a $13 million, 240-day note (due on October 7, 1992) payable to Marriott bearing interest at the rate of 8% per annum for the first 120 days and at a rate of 10% per annum for the subsequent 120-day term (the "Marriott Note") which had been secured by the pledge to Marriott of all the outstanding capital stock of jojos California Family Restaurants, Inc. The Marriott Note was paid at the closing of the Acquisition (see Note 2). The other promissory notes held by Marriott had a balance of $21.8 million and were secured as to the payment of principal and interest by the grant to Marriott of deeds of trust on the fee properties sold to the Company by Marriott and the additional grant to Marriott of leasehold deeds of trust on certain leasehold interests assigned by Marriott to the Company. In the third quarter of 1994, the Company purchased the remaining promissory notes and related accrued interest at an 11-1/2% discount. This transaction resulted in an extraordinary gain of $2.9 million.

NOTE 7 - PROPERTY AND EQUIPMENT:

         A summary of property and equipment follows:

                                             1994            1993
                                           --------       ---------
                                                (in thousands)
         Land                              $ 55,872       $  36,836
         Buildings and improvements         293,847         252,503
         Furniture, fixtures and
           equipment                        105,340         180,803
         Projects under construction         23,296           3,976
                                           --------       ---------
                                            478,355         474,118

         Accumulated depreciation
           and amortization                 (33,001)       (238,602)
                                           --------       ---------
                                           $445,354       $ 235,516
                                           ========       =========

         Property under capitalized leases in the amount of $64,201,000 at December 25, 1994 and $85,363,000 at December 26, 1993 is included in buildings and improvements. Accumulated amortization of property under capitalized leases amounted to $7,215,000 at December 25, 1994 and $41,714,000 at December 26, 1993. Capitalized leases primarily relate to the buildings on certain restaurant properties; the land portions of these leases are accounted for as operating leases.

         Depreciation and amortization relating to property and equipment was $33,860,000 for the eleven months ended December 25, 1994, $2,359,000 for the one month ended January 26, 1994, $28,394,000 for 1993 and $46,512,000 for
1992, of which $7,451,000, $412,000, $6,213,000 and $6,447,000, respectively, was related to amortization of property under capitalized leases.

         A majority of the capitalized and operating leases have original terms of 25 years, and substantially all of these leases expire in the year 2005 or later. Most leases have renewal options. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in most cases, contingent rent, calculated as a percentage of sales, in excess of minimum rent. The total amount of contingent rent under capitalized leases for the eleven months ended December 25, 1994, the one month ended January 26, 1994, and the years ended December 26, 1993 and December 28, 1992 was $4,895,000, $305,000, $5,315,000 and $5,307,000, respectively. Total rental expense for all operating leases comprised the following:

                          Eleven Months     One Month
                              Ended           Ended
                             Dec. 25,        Jan. 26,
                               1994            1994        1993        1992
                          -------------     ---------     -------     -------
Minimum rent                 $50,373          $2,153      $26,315     $33,976
Contingent rent                3,636             208        3,339       3,924
Less: Sublease rent           (5,685)           (369)      (5,035)     (4,656)
                             -------          ------      -------     -------
                             $48,324          $1,992      $24,619     $33,244
                             =======          ======      =======     =======

         At December 25, 1994, the present value of capitalized lease payments and the future minimum lease payments on noncancellable operating leases were:

                                        Capitalized      Operating
     Due in                               Leases          Leases
     ------                             -----------      ---------
                                               (in thousands)
     1995                               $ 11,423          $ 50,470
     1996                                 11,207            50,145
     1997                                 10,888            48,885
     1998                                 10,453            47,428
     1999                                  9,608            45,920
     Later years                          37,416           267,221
                                        --------          --------
     Total minimum lease payments         90,995          $510,069
                                                          ========
     Interest                            (32,197)
                                        --------
     Present value of minimum
       lease payments                   $ 58,798
                                        ========

         The future lease payments summarized above include commitments for leased properties included in the Company's divestiture program.

NOTE 8 - GOODWILL WRITE-OFF:

         Chi-Chi's reported significant sales declines in the second half of 1994 which have continued into the first quarter of 1995. These sales declines have resulted in operating performance for Chi-Chi's which is significantly lower than anticipated at the time of the Acquisition. These operating results have caused the Company to reevaluate its business strategy for the Mexican Restaurant Division, particularly Chi-Chi's. Consistent with this strategic reevaluation, the Company has revised its forecasts for the future operations of Chi-Chi's which has resulted in a significant reduction in projected future cash flows and a lower valuation of the business. The Company has determined that its projected results for Chi- Chi's would not support the future amortization of the remaining Chi-Chi's goodwill balance of $144,780,000 at December 25, 1994.

         The methodology employed to assess the recoverability of the Chi-Chi's goodwill first involved the projection of operating cash flows forward through the year 2001 and the determination of a residual factor. These projections were then discounted using an internal rate of return developed by a review of certain publicly traded restaurant companies. The Company then evaluated the recoverability of Chi-Chi's goodwill on the basis of this forecast of future operations. Based on such forecast, the cumulative discounted future cash flow was insufficient to recover the Chi-Chi's goodwill balance. Accordingly, the Company wrote off the remaining unamortized Chi-Chi's goodwill balance of $144,780,000 in the fourth quarter of 1994.

         The Company's forecast assumed that sales increases for comparable restaurants would be approximately 2.6% in 1995 and average approximately 3% during the forecast period (primarily due to price increases) and that certain poor performing restaurants would be divested by the end of 1997. No new restaurant expansion was justifiable given the poor performance achieved during 1994. Product cost inflation was projected at 1.8% through 1998 and flat thereafter. Payroll and related costs were expected to increase 3% annually based on inflation. Additionally, occupancy and other operating expenses (with the exception of rent) and general and administrative expenses were projected to increase annually at the 3% inflation rate. Rent was only projected to increase at 1% per year. The Company believed that the projected operating results based on these assumptions were the most likely scenario given Chi-Chi's operating performance and recent negative comparable sales trends and the Company's current plans.

NOTE 9 - OTHER ASSETS:

         A summary of other assets follows:

                                         1994          1993
                                       -------       -------
                                            (in thousands)
     Liquor licenses                   $ 7,079       $ 4,322
     Debt issuance costs                20,078             0
     Construction allowances                 0         1,902
     Franchise operating rights          8,733         1,241
     Notes receivable                    9,882         1,101
     Conversion costs                        0         7,131
     Other                               2,537         4,455
                                       -------       -------
                                       $48,309       $20,152
                                       =======       =======

         Debt issuance costs are amortized over the terms of the respective loan agreements.

         Construction allowances represented advances made for restaurant construction or remodeling which were recovered through reductions in contingent rental payments. These amounts were considered leasehold improvements at the time of the Acquisition.

         Franchise operating rights at December 25, 1994 are stated at their fair market value as of the date of the Acquisition based on royalty income streams and are amortized over the terms of the franchise agreements.

         Conversion costs (principally training costs and occupancy costs) have been capitalized as part of the conversion of the acquired Marriott family restaurants into the Company's Coco's and Carrows concepts. At the time of the Acquisition, the Company adjusted the period of amortization for all preopening and conversion costs to one year. The remaining balance of these costs at December 25, 1994 is classified in prepaid expenses.

NOTE 10 - LONG-TERM DEBT, INCLUDING CAPITALIZED LEASE OBLIGATIONS:

         Long-term debt, including capitalized lease obligations, is comprised of the following:

                                         1994          1993
                                       --------      --------
                                          (in thousands)

9-3/4% Senior Notes                    $300,000      $      0
10-7/8% Senior Subordinated
  Discount Notes                        120,406             0
12-1/4% Senior Subordinated Notes,
  net of unamortized discount of
  $3,072,000                                  0       191,928
12-3/4% Subordinated Notes, net
  of unamortized discount of
  $1,084,000                                  0        78,916
Revolving credit loans                   59,600             0
Capitalized lease obligations            58,798        58,304
8% Promissory notes                           0        21,828
Mortgage notes, 12-1/4% - 12-1/2%,
  due 1995-1998                           1,719         2,307
Other                                     2,726         2,200
Debt issuance and other costs
  (amortized over the lives of the
  respective debt issues)                     0        (3,370 )
                                       --------      --------
                                        543,249       352,113
Liabilities subject to settlement
  under reorganization proceedings            0       267,474
Amounts due within one year               6,754         5,981
                                       --------      --------
                                       $536,495      $ 78,658
                                       ========      ========

         The Predecessor Company failed to pay $14.1 million of interest due December 15, 1992 on the Old Notes, $2.6 million of interest due March 15, 1993 on the Old Subordinated Notes, the $14.5 million of interest due June 15, 1993 on the Old Notes, $2.6 million of interest due September 15, 1993 on the Old Subordinated Notes and $14.5 million of interest due December 15, 1993 on the Old Notes. In addition, because the Predecessor Company failed to meet a minimum net worth requirement contained in the Old Indentures, it was required to offer to redeem, on June 25, 1993, 10% of the original outstanding amount of each issue of the Old Notes at a redemption price equal to 100% of the principal amount plus accrued interest. The Predecessor Company did not make such an offer. As a result, all unpaid principal on the Old Notes ($275 million at December 26, 1993) and accrued interest could have been declared immediately due and payable.

         Liabilities that were extinguished as part of the Plan are separately classified in the consolidated balance sheet as of December 26, 1993 as liabilities subject to settlement under reorganization proceedings and include the following (in thousands):

           Old Senior Subordinated Notes                $191,928
           Old Subordinated Notes                         78,916
           Accrued interest                               52,720
           Debt issuance and other costs                  (3,370)
                                                        --------
                                                        $320,194
                                                        ========

         In connection with the Acquisition, the Company sold $300.0 million principal amount of 9-3/4% Senior Notes due in full in 2002 (the "Senior Notes") and $150.0 million principal amount ($109.0 million in proceeds) of 10-7/8% Senior Subordinated Discount Notes due in full in 2004 (the "Discount Notes" and, together with the Senior Notes, the "Notes"), and the Company and certain of its subsidiaries entered into the Credit Facility.

         The Credit Facility is a $150.0 million senior secured revolving credit facility with a $100.0 million sub-limit for standby letters of credit and is used for general corporate purposes including working capital, debt service and capital expenditure requirements. The Credit Facility will terminate and the obligations thereunder will be immediately due and payable on January 27, 1999. Amounts borrowed will bear interest at rates, selected at the Company's option from time to time, based on a base rate or LIBOR, in each cash plus a fluctuating percentage based on the Company's utilization and EBITDA (as defined in the Credit Facility).

         Revolving credit loans of $59.6 million outstanding at December 25, 1994 have been classified as long-term debt since there are no current plans to pay down the outstanding balance. At December 25, 1994, interest on the revolving credit loans was being charged at 8.62%. Additionally, as of December 25, 1994, $41.9 million in standby letters of credit had been issued.

         Subject to certain exceptions, the Credit Facility provides for mandatory prepayments of all net cash proceeds from asset sales. Such mandatory prepayments will also reduce the facility commitment.

         The Senior Notes require semiannual interest payments on February 1 and August 1 of each year and will mature on February 1, 2002. The Senior Notes will not be redeemable at the option of the Company prior to February 1, 1999. Thereafter, such notes may be redeemed at prices starting at 102.786% and declining ratably to 100% at February 1, 2001. The Discount Notes will not require cash interest payments until August 1, 1997. Thereafter, interest on the Discount Notes will be paid on February 1 and August 1 of each year, and such notes will mature on February 1, 2004. The Discount Notes will not be redeemable at the option of the Company prior to February 1, 1999. Thereafter, such notes may be redeemed at prices starting at 104.078% and declining ratably to 100% at February 1, 2002.

         The Credit Facility contains various covenants including the maintenance of certain financial ratios. The Company achieved all required ratios in 1994, except for the fixed charge coverage ratio. The Company and the banks have agreed to waive such non-compliance and to revise the financial covenants applicable to 1995.

         The mortgage notes were issued to a group of institutional lenders and are collateralized by mortgages covering 15 restaurants having a book value of approximately $15.6 million at December 25, 1994.

         Maturities of long-term debt, including capitalized lease obligations, during the four years subsequent to December 31, 1995 are as follows:
$7,384,000 in 1996; $6,948,000 in 1997; $6,896,000 in 1998 and $66,146,000 in
1999.

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The recorded amounts of the Company's cash and cash equivalents, restricted cash, collateral deposit, self-insurance reserves, other accrued liabilities, note payable to Marriott, loan payable to Grace and revolving credit borrowings at December 25, 1994 and December 26, 1993 approximate fair value. The fair value of the Company's long-term debt, excluding capitalized lease obligations, is estimated as follows:





                                             1994                 1993
                                     -------------------   -------------------
                                     Recorded     Fair     Recorded     Fair
                                      Amount      Value     Amount      Value
                                     --------   --------   --------   --------
                                                     (in thousands)
Senior Notes                         $300,000   $233,250   $      0   $      0
Discount Notes                        120,406     81,000          0          0
Old Senior Subordinated Notes               0          0    191,928    183,156
Old Subordinated Notes                      0          0     78,916     51,694
8% Promissory notes                         0          0     21,828     20,082
Mortgage notes                          1,719      1,718      2,307      2,355
Other                                   2,726      2,460      2,200      1,748

         The fair values of the Company's Senior Notes and Discount Notes are based on an average market price of these instruments as of the end of fiscal 1994. The fair values of the Company's Old Senior Subordinated Notes and Old Subordinated Notes are based on the Cash Distributions paid on the Closing Date pursuant to the Plan for 1993. The fair value of the 8% promissory notes, mortgage notes and other debt was estimated using a discount rate which the Company believes would be currently available to it for debt with similar terms and average maturities.

        The Company does not maintain investments or commitments for which the application of SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," would cause a material effect.

NOTE 12 - OTHER ACCRUED LIABILITIES:

         A summary of other accrued liabilities follows;

                                           1994         1993
                                         -------       -------
                                             (in thousands)
Wages, salaries and bonuses              $27,292       $22,796
Carrying costs of closed properties       17,912        13,863
Reserve for divestitures                       0         8,607
Interest                                  13,212         4,273
Sales tax                                 10,011         6,409
Property taxes                             4,626         2,794
Accrued rent                               3,474         3,083
Utilities                                  4,028         2,988
Other                                     15,871         9,236
                                         -------       -------
                                         $96,426       $74,049
                                         =======       =======

         Carrying costs of closed properties represent the estimated future costs associated with the Company's closed and subleased restaurants which consists primarily of the net present value of lease subsidies which are mainly comprised of the excess of future lease payments for which the Company is liable, over amounts estimated to be received from related subleases.

NOTE 13 - INCOME TAXES:

         The Company reported a loss before income tax provision in 1994, 1993 and 1992. Accordingly, the income tax provisions for each year primarily reflect certain state, local and foreign taxes. On a tax return basis, the federal regular operating loss carryforwards amounted to approximately $139.8 million ($78.3 million of alternative minimum tax operating loss carryforwards) and expire in 2003 through 2010. The Company had approximately $2.4 million of tax credit carryforwards (of which $0.7 million expire in 1995 and 1996 and $1.7 million expire in 2003 and 2004).

         Upon consummation of the Acquisition, the Company's net operating loss carryovers and other tax attributes were reduced significantly for federal income tax purposes. In addition, because the consummation of the Acquisition triggered an ownership change of the Company for federal income tax purposes, the Company's post-Acquisition use of its remaining net operating loss carryovers for regular and alternative minimum federal income tax purposes is subject to an annual limitation in an amount equal to the product of (i) the long-term tax-exempt rate prevailing on the Closing Date and (ii) the value of the Company's stock, increased to reflect the cancellation of indebtedness pursuant to the Prepackaged Plan (but without taking into account contributions to capital pursuant to the Acquisition). The Company's annual limit is approximately $5.3 million.

         At December 25, 1994, the Company and its subsidiaries had tax credit carryforwards of approximately $4.1 million not utilized by Grace. In accordance with the 1986 Acquisition, the Company must reimburse Grace for 75% of the benefit of these tax credits if they are utilized in future Company tax returns. Further, El Torito Restaurants, Inc. (a wholly owned subsidiary of the Company) has approximately $12.5 million of tax depreciation deductions not claimed in Grace tax returns as a result of a tax sharing agreement. The Company will also reimburse Grace for 75% of any tax savings generated by these deductions. In addition, operating loss and tax credit carryforwards ($6.1 million and $1.0 million, respectively) generated prior to the acquisition of certain restaurant companies by Grace were available at December 25, 1994 to offset future taxable income or income taxes, respectively, of those companies for various years through 1999. To the extent such tax benefits are ultimately realized, goodwill will be reduced.

         Further, as a result of the Chi-Chi's Merger, the Company has net operating loss and credit carryforwards not used by Chi-Chi's of $50.7 million and $6.9 million, respectively. The net operating losses expire beginning in 2004 through 2009 and the credit carryovers expire in various years from 1995 through 2009. The Acquisition, as well as the 1992 acquisition of a previous franchisee by Chi-Chi's, triggered ownership changes for federal income tax purposes which result in separate annual limitations on the availability of these losses and credits.

         Beginning in fiscal 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As permitted under the new statement, financial statements of prior years were not restated. The cumulative effect on the Company's deferred tax accounts at December 31, 1991 of adopting this new statement was the recording of a net deferred tax asset of $53,346,000, a reduction in property and equipment of $667,000, a valuation allowance of $53,346,000 and a cumulative effect of $667,000.

         A reconciliation of income tax expense to the amount of income tax benefit that would result from applying the federal statutory rate (35% for 1994 and 1993 and 34% for 1992) to loss before income taxes is as follows:

                              Eleven Months      One Month         Fiscal years ended
                                  Ended            Ended         ----------------------
                                 Dec. 25,         Jan. 26,       Dec. 26,      Dec. 28,
                                   1994             1994           1993          1992
                              -------------      ---------       --------      --------
                                                      (in thousands)
Provision for income
  taxes at statutory
  rate                          $(56,736)        $ 191,834       $(18,010)     $(67,498)
State taxes, net of
  Federal income tax
  benefit                         (2,948)          (16,300)        (3,113)       (4,589)
State minimum tax                  1,183                55            187           256
Foreign taxes                        541                49            471           465
Goodwill                          54,679                 0          1,923        38,112
Nondeductible reorgani-
  zation costs                         0          (175,597)             0             0
Addition to valuation
  allowance                        4,896                 0         17,545        33,975
Surtax exemption                       0                 0            514             0
Other                                158                14          1,141             0
                                --------         ---------       --------       -------
                                $  1,773         $      55       $    658       $   721
                                ========         =========       ========       =======

         At December 25, 1994 and December 26, 1993, the Company's deferred tax asset was $136,383,000 and $122,461,000, respectively, and deferred tax liability was $27,570,000 and $18,544,000, respectively. The major components of the Company's net deferred taxes of $108,813,000 at December 25, 1994 and $103,917,000 at December 26,
1993 are as follows (in thousands):

                                                    1994          1993
                                                 ---------      ---------
                 Depreciation                    $ (26,004)     $ (10,723)
                 Net operating loss and
                   credit carryforwards             86,243         68,947
                 Capitalized leases                    900         10,385
                 Divestment, carrying cost
                   and rent subsidy reserves         8,306         17,361
                 Self-insurance reserves            22,552         14,711
                 Kasumi payment to Grace             6,000              0
                 Straight-line rent                  1,939              0
                 Reorganization costs                4,834              0
                 Other                               4,043          3,236
                                                 ---------      ---------
                                                   108,813        103,917
                 Valuation allowance              (108,813)      (103,917)
                                                 ---------      ---------
                                                 $       0      $       0
                                                 =========      =========

         The increase in the valuation allowance of $4,896,000 for 1994 resulted from the following activity (in thousands):

                 Acquired Chi-Chi's operating
                   loss and credit carryforwards                $ 24,659
                 Reduction in cumulative temporary
                   differences                                   (12,260)
                 Reduction in net operating loss
                   carryforwards                                  (7,509)
                 Expired tax credits                              (1,427)
                 Other                                             1,433
                                                                --------
                                                                $  4,896
                                                                ========

NOTE 14 - BENEFIT PLANS:

         The Company maintains certain incentive compensation and related plans for executives and key operating personnel, including restaurant and field management. Total expenses for these plans were $8,217,000, $666,000, $9,479,000 and $7,505,000 for the eleven months ended December 25, 1994, the one month ended January 26, 1994, 1993 and 1992, respectively.

         The Predecessor Company had two Retirement Savings Plans, and substantially all of the Predecessor Company's salaried employees were eligible to participate in them. Effective December 31, 1991, the Predecessor Company suspended its match under one of the plans and terminated the other plan. During 1994, the Company acquired two retirement plans related to the Chi-Chi's Merger and established a new deferred compensation plan for highly compensated employees. The Company's contributions and expenses under these plans were $528,000, $2,000, $53,000 and $65,000 for the eleven months ended December 25, 1994, one month ended January 26, 1994, 1993 and 1992, respectively. The Company has no defined benefit plans.

NOTE 15 - RELATED PARTY TRANSACTIONS:

         Foodmaker provides distribution services to a portion of the Company's Mexican restaurants, principally those operated under the Chi-Chi's name. Distribution sales to those restaurants for the eleven months ended December 25, 1994 aggregated $81,537,000. In relation to the distribution sales, the Company had accounts payable of $2,964,000 due to Foodmaker at December 25, 1994.

         On the Closing Date, Apollo and GEI received an aggregate of $7.0 million as a financial advisory fee for services provided in connection with the Acquisition and related transactions. In addition, Apollo and GEI are each paid a monthly fee of $50,000 for providing certain management services to the Company. For the eleven months ended December 25, 1994, the Company paid $1.1 million in connection with this arrangement.

NOTE 16 - REDEEMABLE CUMULATIVE EXCHANGEABLE PREFERRED STOCK:

         The 1,544,237 shares of Preferred Stock held by Grace and Marriott at December 26, 1993 were non-voting, had a liquidation value of $100 per share (plus accrued and unpaid dividends) and were exchangeable at the option of the Company into 13 1/2% Junior Subordinated Exchange Debentures due June 15, 1999. Dividends were cumulative and were payable semi-annually in cash or in additional shares of Preferred Stock at the option of the Company. Of the 1,544,237 shares outstanding, 500,000 were issued to Grace at the time of the 1986 Acquisition, 250,000 shares were issued, effective July 1, 1989, in consideration for the cancellation of $25 million of the Company's 13 1/8% Junior Subordinated Notes held by Grace, 232,400 shares were issued to Marriott in early 1992 in connection with the acquisition of 109 family restaurants and 561,837 shares have been issued as stock dividends. At December 26, 1993, the Company had accrued additional stock dividends on preferred stock. At $100 per share, the value of the dividends was $29,497,000. All the outstanding preferred stock was cancelled in connection with the Plan.

NOTE 17 - COMMON STOCK:

         In December 1992, Grace entered into a series of agreements pursuant to which it (i) obtained the right to purchase a majority of the shares of the Old Common Stock from management and former management stockholders and (ii) amended the terms of the Old Shareholders' Agreement, thereby effectively gaining control of the Company. Grace also entered into a consent agreement with the Company pursuant to which, among other things, the Company agreed not to issue any shares of its capital stock or options without the consent of Grace. In June 1993, Grace/Western as assignee exercised such purchase rights and became the majority stockholder of the Company. Grace purchased 99,984 and 7,510 additional shares of Old Common Stock on October 15, 1993 and January 5, 1994, respectively, increasing its total holdings to 350,533 shares (or 74.6% of the outstanding Old Common Stock). On the Closing Date,

Grace/Western received a cash payment of $175,267 for such Old Common Stock in connection with the Plan.

         In connection with the Acquisition, the Company adopted a new management incentive plan (the "Management Incentive Plan"), pursuant to which certain officers and employees of the Company were granted the right to purchase up to 40,900 shares of Common Stock (constituting up to 4.1% of the Common Stock outstanding immediately following such purchases) at $160 per share (the "Employee Stock Purchase"), the same per share price paid by Apollo and GEI in the New Equity Investment. The Employee Stock Purchase was consummated on the Closing Date with respect to certain officers (15,625 shares of Common Stock) and on May 19, 1994 and July 31, 1994 with respect to the other participants (22,552 shares of Common Stock). No more than fifty percent of the purchase price was authorized to be financed through interest-bearing recourse notes payable to the Company. The individuals who purchased Common Stock were also granted options to purchase 20,822 shares of Common Stock in the future at an exercise price of $160 per share. The Company also granted options to purchase 30,600 shares of Common Stock to approximately 820 other employees. All these options expire in 2004 and 2005 and become exercisable at a rate of 25% on the grant date and 25% on each of the next three anniversaries of the grant date. Approximately 5,000 options have expired since December 25, 1994 due to terminations.

NOTE 18 - CONTINGENCIES:

         The Company is involved in various litigation matters incidental to its business. The Company does not believe that any of the claims or actions filed against it will have a material adverse effect upon the consolidated financial position and results of operations of the Company.

                                 SCHEDULE VIII

                            FAMILY RESTAURANTS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                             Additions
                                Balance at   Charged to   Charged to                       Balance
                                beginning    costs and      other                          at end
          Description           of period     expenses     accounts       Deductions      of period
          -----------          -----------  -----------  -----------     -----------     ----------
Allowance for uncollectible
  receivables:
    For the year 1994              $955         $ 21        $360(1)       $(523)(2)         $813
    For the year 1993               548          429           0            (22)(2)          955
    For the year 1992               717           72           0           (241)(2)          548


(1) Represents allowance established at the date of the Chi-Chi's Merger.
(2) Represents write-off of uncollectible receivables against allowance and includes transfers to other accounts.

                                                        EXHIBIT INDEX

                                                                                                                Sequentially
                   Exhibit                                                                                        Numbered
                   Number                                Description                                                Page
                   -------                               -----------                                            ------------
                   2  (a)      The Company's Joint Plan of Reorganization.  (Filed as Exhibit 2(a) to the
                               Company's Form 10-K filed with the SEC on March 28, 1994.)

                    3  (a)     Fourth Restated Certificate of Incorporation of the Company.  (Filed as
                               Exhibit 4.1 to the Company's Form S-8 filed with the SEC on March 23, 1994.)

                    3  (b)     Bylaws of the Company.  (Filed as Exhibit 4.2 to the Company's Form S-8 filed with the SEC on March 23, 1994.)

                    4  (a)     Indenture Dated as of January 27, 1994 Re: $300,000,000 9-3/4% Senior Notes
                               Due 2002.  (Filed as Exhibit 4(a) to the Company's Form 10-K filed with the
                               SEC on March 28, 1994.)

                    4  (b)     Indenture Dated as of January 27, 1994 Re: $150,000,000 10-7/8% Senior
                               Subordinated Discount Notes Due 2004.  (Filed as Exhibit 4(b) to the
                               Company's Form 10-K filed with the SEC on March 28, 1994.)

                    9          Shareholders' Agreement, dated as of January 27, 1994, among the Company and certain of its Shareholders.  (Filed as Exhibit 4.3 to the Company's Form S-8
                               filed with the SEC on March 23, 1994.)

                   10  (a)     Restructuring Agreement, dated as of July 2, 1993, among the Company, Western
                               Family Restaurants, Inc., Apollo REG, Co.,

                                                                                                                 Sequentially
                   Exhibit                                                                                         Numbered
                   Number                                 Description                                               Page
                  --------                                -----------                                            ------------
                               GEI REG Co., FMI REG, Co. and Foodmaker, Inc.  (Filed as Exhibit 2(a) to the
                               Company's Form S-1 filed with the SEC on November 1, 1993.)

                   10  (b)     Amendment No. 1 to Restructuring Agreement, dated as of October 15, 1993, among the Company, Western Family Restaurants, Inc., Apollo REG, Co., GEI REG
                               Co., FMI REG, Co. and Foodmaker, Inc.  (Filed as Exhibit 2(b) to the Company's
                               Form S-1 filed with the SEC on November 1, 1993.)

                   10  (c)     Acquisition Agreement, dated as of October 15, 1993, among the Company, Apollo
                               Advisors, L.P., Green Equity Investors, L.P., on behalf of one or more managed entities, Foodmaker, Inc. and Chi-Chi's, Inc.  (Filed as Exhibit 2(c) to the
                               Company's Form S-1 filed with the SEC on November 1, 1993.)

                   10  (d)     Amendment No. 1 to Acquisition Agreement dated as of January 27, 1994 by and among the parties to the Acquisition Agreement.  (Filed as Exhibit 10(d) to
                               the Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10  (e)     Revolving Credit Agreement Dated as of January 27, 1994 Re: $150,000,000 Line
                               of Credit from Credit Lyonnais New York Branch ("Revolving Credit Agreement").
                               (Filed as Exhibit 10(e) to the Company's Form 10-K filed with the SEC on
                               March 28, 1994.)

                  *10  (f)     First Amendment to Revolving Credit Agreement dated as of April 15, 1994 by and among the parties to the Revolving Credit Agreement.

                  *10  (g)     Second Amendment to Revolving Credit Agreement dated as of August 15, 1994 by and among the parties to the Revolving Credit Agreement.

                  *10  (h)     Third Amendment to the Revolving Credit Agreement dated as of March 24, 1995 by and among the parties to the Revolving Credit Agreement.

                   10  (i)     Pledge and Security Agreement dated as of January 27, 1994 by and among FRI-M
                               Corporation, the Company and certain of its

                                                                                                              Sequentially
                   Exhibit                                                                                      Numbered
                   Number                              Description                                                Page
                  --------                             ------------                                            ------------
                               subsidiaries and Credit Lyonnais New York Branch. (Filed as Exhibit 10(f) to
                               the Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10  (j)     The Company's 1994 Incentive Stock Option Plan.  (Filed as Exhibit 10(g) to
                               the Company's Form 10-K filed with the SEC on March 28, 1994.)

                  *10  (k)     Deferred Compensation Plan.

                  *10  (l)     1995 Management Incentive Compensation Plan Description.

                  *10  (m)     Severance Plan.

                  +10  (n)     Form of Indemnification Agreement between the Company and its Directors, executive officers and certain other key employees.  (Filed as Exhibit 10(v)
                               to the Company's 1987 form 10-K filed with the SEC on March 24, 1988.)

                   10  (o)     Restated and Expanded Distribution Agreement, dated as of May 4, 1993 by and between Marriott Corporation and The Restaurant Enterprises Group, Inc.
                               (Filed as Exhibit 10(d) to the Company's Form 10-Q filed with the SEC for the
                               Quarter ended March 29, 1993.)

                   10  (p)     Amendment No. 1, dated October 15, 1993, to Restated and Expanded Distribution
                               Agreement between the Company and Marriott Corporation.  (Filed as Exhibit
                               10(l) to the Company's Form S-1 filed with the SEC on November 1, 1993.)

                  +10  (q)     Executive Settlement Agreement, dated as of October 15, 1993, between the
                               Company, W. R. Grace & Co.-Conn. and Norman N. Habermann.  (Filed as Exhibit
                               10(m) to the

                                                                                                              Sequentially
                  Exhibit                                                                                       Numbered
                   Number                           Description                                                   Page
                  --------                          ------------                                               ------------
                               Company's Form S-1 filed with the SEC on November 1, 1993.)

                  +10  (r)     Executive Settlement Agreement, dated as of October 15, 1993, between the
                               Company and Kenneth L. Harris.  (Filed as Exhibit 10(n) to the Company's Form
                               S-1 filed with the SEC on November 1, 1993.)

                  +10  (s)     Executive Settlement Agreement, dated as of October 15, 1993, between the
                               Company and Don M. McComas.  (Filed as Exhibit 10(o) to the Company's Form S-1
                               filed with the SEC on November 1, 1993.)

                  +10  (t)     Executive Settlement Agreement, dated as of October 15, 1993, between the
                               Company and James F. Moore.  (Filed as Exhibit 10(p) to the Company's Form S-1
                               filed with the SEC on November 1, 1993.)

                   10  (u)     Form of Management Stock Subscription Agreement of the Company.  (Filed as
                               Exhibit 10(bb) to the Company's Form 10-K filed with the SEC on March 28,
                               1994.)

                   10  (v)     Form of Management Pledge Agreement of the Company.  (Filed as Exhibit 10(cc)
                               to the

                                                                                                                Sequentially
                   Exhibit                                                                                        Numbered
                    Number                                Description                                               Page
                   --------                               -----------                                           ------------
                               Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10  (w)     Form of Secured Promissory Note relating to Management Stock Subscription and
                               Pledge.  (Filed as Exhibit 10(dd) to the Company's Form 10-K filed with the
                               SEC on March 28, 1994.)

                   10  (x)     Executive Services Agreement, dated as of January 27, 1994, by and between the
                               Company, Foodmaker, Inc. and acknowledged and agreed to by Jack W. Goodall,
                               Jr.  (Filed as Exhibit 10(ee) to the Company's Form 10-K filed with the SEC on
                               March 28, 1994.)

                   10  (y)     Management Services Agreement, dated as of January 27, 1994, by and between the Company and Apollo Advisors, L.P.  (Filed as Exhibit 10(ff) to the
                               Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10  (z)     Management Services Agreement, dated as of January 27, 1994, by and between the Company and Leonard Green & Partners, L.P.  (Filed as Exhibit 10(gg) to
                               the Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10  (aa)    Kasumi Agreement, dated as of January 27, 1994, by and among W. R. Grace &
                               Co., W. R. Grace & Co.-Conn. and the Company.  (Filed as Exhibit 10(hh) to the
                               Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10  (bb)    Lease Indemnification Agreement, dated as of January 27, 1994, by and between the Company and W. R. Grace & Co.-Conn.  (Filed as Exhibit 10(ii) to the
                               Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10  (cc)    Distribution Agreement, dated as of October 4, 1993, by and between Foodmaker,
                               Inc. and Chi-Chi's, Inc.  (Filed as Exhibit 10(jj) to the Company's Form 10-K
                               filed with the SEC on March 28, 1994.)

                   10  (dd)    Common Stock Purchase Warrant, dated as of January 27, 1994, issued to
                               Foodmaker, Inc. for the purchase of 111,111 shares of the Company's common stock.  (Filed as Exhibit 10(kk) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                                                                                                                   Sequentially
                  Exhibit                                                                                           Numbered
                   Number                               Description                                                   Page
                  --------                              -----------                                               ------------
                   10  (ee)    Tax Sharing Agreement, dated as of January 27, 1994, by and among the Company,
                               Foodmaker, Inc. and Chi-Chi's, Inc.  (Filed as Exhibit 10(ll) to the Company's
                               Form 10-K filed with the SEC on March 28, 1994.)

                   10  (ff)    Registration Rights Agreement, dated as of January 27, 1994, by and among the
                               Company and certain of its shareholders.  (Filed as Exhibit 10(mm) to the
                               Company's Form 10-K filed with the SEC on March 28, 1994.)

                  *21          List of Subsidiaries.

                  *23  (a)     Consent of Deloitte & Touche LLP.
                               Consent of KPMG Peat Marwick LLP.

                  *27          Financial Data Schedule.

------------------
*        Filed herewith.
+        Management contracts or compensatory plans or arrangements.