Form 10-Q
period 1995-03-26
FAMILY RESTAURANTS
filed 1995-05-10
CIK 813856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


  X      Quarterly report pursuant to section 13 or 15(d) of the Securities
- -----    Exchange Act of 1934

For the quarterly period ended March 26, 1995 or

- -----    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 33-14051

Family Restaurants, Inc.
- --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                           33-0197361
- -------------------------------    -----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


18831 Von Karman Avenue, Irvine, California        92715
- --------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:   (714) 757-7900
                                                    ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                               -------        -------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes    X        No
                               -------        -------

Number of shares of outstanding common stock as of May 9, 1995 is  990,308.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FAMILY RESTAURANTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except per share)



                                                          March 26,                 December 25,
                                                            1995                        1994
                                                         ------------               -------------
                                                         (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                               $  9,440                  $   8,239
  Restricted cash                                                0                      1,850
  Receivables                                               15,201                     11,831
  Inventories                                               11,483                     12,916
  Other current assets                                       7,458                      8,179
                                                          --------                   --------
    Total current assets                                    43,582                     43,015

Property and equipment, net                                452,031                    445,354
Reorganization value in excess of amounts
  allocable to identifiable assets, net                    195,792                    197,581
Other assets                                                45,673                     48,648
                                                          --------                   --------
                                                          $737,078                   $734,598
                                                          ========                   ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt, including
    capitalized lease obligations                         $  7,270                   $  6,754
  Accounts payable                                          43,726                     41,999
  Self-insurance reserves                                   51,572                     50,692
  Other accrued liabilities                                 82,059                     96,426
  Income taxes payable                                       3,121                      2,625
                                                          --------                   --------
    Total current liabilities                              187,748                    198,496

Other long-term liabilities                                  6,876                      6,866
Long-term debt, including capitalized lease
  obligations, less current portion                        567,123                    536,495

Stockholders' deficit:
  Common stock - authorized 1,500,000 shares, par
    value $.01 per share, 997,277 shares issued                 10                         10
  Additional paid-in capital                               159,554                    159,554
  Notes receivable from stockholders                        (2,918)                    (2,947)
  Accumulated deficit                                     (181,315)                  (163,876)
                                                          --------                   --------
    Total stockholders' deficit                            (24,669)                    (7,259)
                                                          --------                   --------
                                                          $737,078                   $734,598
                                                          ========                   ========


     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands, except per share)
                                  (Unaudited)

                                                                                                       Predecessor
                                                                    Successor Company                    Company
                                                              ------------------------------           -----------
                                                               Quarter            Two Months            One Month
                                                                Ended                Ended                Ended
                                                              March 26,            March 27,           January 26,
                                                                1995                 1994                 1994
                                                              ---------           ----------           -----------
Sales                                                         $281,133            $189,580              $ 64,741
                                                              --------            --------              --------
Product cost                                                    79,410              52,986                19,184
Payroll and related costs                                      105,775              68,385                24,780
Occupancy and other operating expenses                          68,508              43,506                13,712
Depreciation and amortization                                   13,840               8,423                 2,800
General and administrative expenses                             15,418               9,045                 4,071
Loss (gain) on disposition of properties, net                      221                   0                   (12)
                                                              --------            --------              --------
  Total costs and expenses                                     283,172             182,345                64,535
                                                              --------            --------              --------
Operating income (loss)                                         (2,039)              7,235                   206
Interest expense, net                                           14,913               9,878                 4,097
                                                              --------            --------              --------
Loss before reorganization items, income
  tax provision and extraordinary item                         (16,952)             (2,643)               (3,891)
                                                              --------            --------              --------
Reorganization items:
  Professional fees                                                  0                   0                (4,250)
  Payment to Grace                                                   0                   0               (15,000)
  Other                                                              0                   0                (3,029)
  Fresh start adjustment                                             0                   0               501,706
                                                              --------            --------              --------
    Total reorganization items                                       0                   0               479,427
                                                              --------            --------              --------
Income (loss) before income tax provision
  and extraordinary item                                       (16,952)             (2,643)              475,536
Income tax provision                                               487                 594                    55
                                                              --------            --------              --------
Income (loss) before extraordinary item                        (17,439)             (3,237)              475,481
Extraordinary gain on extinguishment of debt                         0                   0                72,561
                                                              --------            --------              --------
Net income (loss)                                              (17,439)             (3,237)              548,042
Preferred dividends                                                  0                   0                (1,698)
                                                              --------            --------              --------
Net income (loss) attributable to common shares               $(17,439)           $ (3,237)             $546,344
                                                              ========            ========              ========
Net loss per common share                                     $ (17.49)           $  (3.32)
                                                              ========            ========
Weighted average common shares outstanding                     997,277             974,725
                                                              ========            ========

 Net loss per common share for the Predecessor Company is not meaningful due to debt discharge, the issuance of new common stock and fresh start reporting.

     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                  (Unaudited)

                                                                                                       Predecessor
                                                                        Successor Company                Company
                                                                  ----------------------------         -----------
                                                                 Quarter           Two Months           One Month
                                                                  Ended              Ended                Ended
                                                                March 26,           March 27,          January 26,
                                                                  1995                1994                1994
                                                                ---------          ----------          -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
  Cash received from customers, franchisees
    and licensees                                                $279,573           $187,545            $ 65,341
  Cash paid to suppliers and employees                           (274,869)          (186,654)            (59,729)
  Interest paid, net                                              (17,850)            (1,534)               (741)
  Income taxes received (paid)                                          9               (853)                157
  Charges to reserve for divestitures                                   0             (2,110)             (1,001)
                                                                 --------           --------            --------
    Net cash provided by (used in) operating
      activities before reorganization items                      (13,137)            (3,606)              4,027
                                                                 --------           --------            --------
  Reorganization items:
    Professional fees                                                   0                  0              (4,250)
    Payment to Grace                                                    0                  0             (15,000)
    Other                                                               0                  0              (3,029)
                                                                 --------           --------            --------
      Total reorganization items                                        0                  0             (22,279)
                                                                 --------           --------            --------
    Net cash used in operating activities                         (13,137)            (3,606)            (18,252)
                                                                 --------           --------            --------
Cash flows from investing activities:
  Proceeds from disposal of property and equipment                  1,636              1,210               1,588
  Acquisition of Chi-Chi's                                              0                  0            (194,889)
  Capital expenditures                                            (16,620)            (6,197)               (779)
  Capitalized opening costs                                          (594)              (176)                (21)
  Other                                                               552                612               1,491
                                                                 --------           --------            --------
    Net cash used in investing activities                         (15,026)            (4,551)           (192,610)
                                                                 --------           --------            --------
Cash flows from financing activities:
  Proceeds from issuance of Notes                                       0                  0             409,046
  Proceeds from working capital borrowings, net                    28,900                  0                   0
  Payment of notes payable to Marriott, net                             0                  0             (10,969)
  Payment of loan payable to Grace                                      0                  0              (2,900)
  Payment of debt issuance costs                                        0                  0             (22,973)
  Reductions of long-term debt, including
    capitalized lease obligations                                  (1,415)              (950)               (447)
  Cash settlement of liabilities subject to
    settlement under reorganization proceedings                         0                  0            (279,055)
  Decrease in restricted cash and collateral
    deposit                                                         1,850                  0              38,688
  Proceeds from issuance of common stock, net                           0                  0              92,364
  Payments of notes receivable from stockholders                       29                  0                   0
                                                                 --------           --------            --------
    Net cash provided by (used in) financing
      activities                                                   29,364               (950)            223,754
                                                                 --------           --------            --------
Net increase (decrease) in cash and cash
  equivalents                                                       1,201             (9,107)             12,892
Cash and cash equivalents at beginning of period                    8,239             22,202               9,310
                                                                 --------           --------            --------
Cash and cash equivalents at end of period                       $  9,440            $13,095            $ 22,202
                                                                 ========            =======            ========

     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                                ($ in thousands)
                                  (Unaudited)

                                                                                                     Predecessor
                                                                        Successor Company              Company
                                                                  ----------------------------       -----------
                                                                   Quarter          Two Months        One Month
                                                                    Ended             Ended             Ended
                                                                  March 26,         March 27,        January 26,
                                                                    1995               1994             1994
                                                                  ---------         ---------        -----------
Reconciliation of net income (loss) to net
  cash provided by operating activities net
  of effects of Chi-Chi's acquisition:

Net income (loss)                                               $ (17,439)          $ (3,237)          $ 548,042
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                                  13,840              8,423               2,800
    Amortization of debt issuance costs                               824                507                 215
    Loss (gain) on disposition of properties                          221                  0                 (12)
    Fresh start adjustment                                              0                  0            (501,706)
    Extraordinary gain on extinguishment of debt                        0                  0             (72,561)
    Accretion of interest on Discount Notes                         3,210              2,183                   0
    Accrued interest on liabilities settled
      under bankruptcy proceedings                                      0                  0               3,113
    Decrease (increase) in receivables,
      inventories and other current assets                         (1,974)            (1,685)                806
    Increase (decrease) in accounts payable,
      self-insurance reserves, other accrued
      liabilities and income tax payable                          (11,819)            (7,687)              2,052
    Charges to the reserve for divestitures                             0             (2,110)             (1,001)
                                                                ---------           --------            --------
Net cash used in operating activities                           $ (13,137)          $ (3,606)           $(18,252)
                                                                =========           ========            ========

Supplemental schedule of 1994 investing activities:

  The components of acquisition of Chi-Chi's
    are as follows:
      Current assets                                            $  (8,316)
      Property and equipment                                     (155,293)
      Goodwill                                                   (146,329)
      Other assets                                                (14,121)
      Current liabilities                                          56,843
      Other long-term liabilities                                   5,292
      Long-term debt assumed                                        4,694
      Issuance of common stock                                     62,341
                                                               ----------
                                                               $ (194,889)
                                                               ==========


                      See accompanying notes to condensed
                       consolidated financial statements

                            FAMILY RESTAURANTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


          1.   COMPANY.    Family Restaurants, Inc. (formerly The Restaurant
Enterprises Group, Inc.) was incorporated in Delaware in 1986 and is primarily engaged in the operation of full-service restaurants throughout the United States through its subsidiaries (Family Restaurants, Inc. together with its subsidiaries shall hereinafter be referred to as the "Company"). At March 26, 1995, the Company operated 688 restaurants in 33 states, with approximately 53% of its restaurants located in California. The Company is the licensor of 232 full-service restaurants in Japan and South Korea, the franchisor of five family restaurants and four Mexican restaurants in the United States and the franchisor of 21 Mexican restaurants outside the United States.

         Reference to the "Predecessor Company" refers to The Restaurant Enterprises Group, Inc. and its consolidated subsidiaries (not including Chi- Chi's) with respect to information relating to periods prior to January 27, 1994 included herein, and reference to the "Successor Company" refers to Family Restaurants, Inc. and its consolidated subsidiaries, giving effect to the Acquisition (as defined below) and related transactions as described below, with respect to information about events occurring upon completion of or after the Acquisition.

         2. FINANCIAL STATEMENTS. The Condensed Consolidated Financial Statements in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Year Ended December 25, 1994 included in the Company's Annual Report on Form 10-K for information with respect to the Company's significant accounting and financial reporting policies as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations of the Successor Company for the quarter ended March 26, 1995 are not necessarily indicative of those for the full year.

         The Predecessor Company commenced a Chapter 11 bankruptcy case on November 23, 1993, which was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. The Predecessor Company applied the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," in the consolidated financial statements for the one month ended January 26, 1994.

         The accumulated deficit of the Predecessor Company was eliminated as required by fresh start reporting; additionally, the statement of operations for the one month ended January 26, 1994 reflects the effects of the forgiveness of debt resulting from confirmation of the plan of reorganization and the effects of the adjustments to restate assets and liabilities to reflect the reorganization value of the Successor Company. As such, the condensed consolidated balance sheets of the Company as of March 26, 1995 and December 25, 1994 and the accompanying condensed consolidated statements of operations for the quarter ended March 26, 1995 and the two months ended March 27, 1994 represent that of the Successor Company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods. The condensed consolidated statement of operations for the one month ended January 26, 1994 represents that of the Predecessor Company.

         On January 27, 1994 (the "Closing Date"), Apollo FRI Partners, L.P., Green Equity Investors, L.P. and Foodmaker, Inc. ("Foodmaker") acquired approximately 98% of the outstanding common stock of the Company (the "Acquisition"). The Acquisition involved several components, including the merger of Chi-Chi's with a subsidiary of the Company (the "Chi-Chi's Merger"), and related transactions.

         3. LOSS PER COMMON SHARE. Loss per common share for the Successor Company is computed based on the weighted average number of shares actually outstanding. The impact of the "Foodmaker Warrant," which allows Foodmaker to acquire an additional 111,111 shares of common stock of the Company, and options has not been included since the impact would be antidilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Company's Annual Report on Form 10-K.

         As used herein, "comparable restaurants" means restaurants operated by the Company on January 1, 1994, which continued in operation through the end of the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES.

         A. LIQUIDITY

         The Company relies primarily on internally generated funds, supplemented by working capital advances under a $150.0 million, five-year fully revolving credit facility with a $100.0 million sublimit for standby letters of credit (the "Credit Facility"), for its liquidity. Management believes that funds available from these sources will be sufficient to meet the Company's working capital, debt service and capital expenditure requirements for the foreseeable future.

         Operating Cash Flow. During the first quarter of 1995, the Company reported EBITDA (defined as earnings (loss) before gain (loss) on disposition of properties, interest, taxes, depreciation and amortization) of $12.0 million.
If Chi-Chi's had been included for the one month ended January 26, 1994, pro forma combined EBITDA for the first quarter of 1994 would have been reported as $20.3 million. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

         Working Capital Deficiency. The Company can operate with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and
(iii) cash from sales is usually received before related accounts payable for food, beverages and supplies become due. The Company had a working capital deficiency of $144.2 million on March 26, 1995.

         Credit Facility. On the Closing Date, the Company, FRI-M Corporation, a wholly-owned subsidiary of the Company, and certain subsidiaries of FRI-M Corporation entered into the Credit Facility. The entire outstanding balance of $88.5 million at March 26, 1995 has been classified as long-term debt in the accompanying condensed consolidated balance sheet since the borrowings are not due for payment until January 27, 1999, and there are no current plans to pay down the outstanding balance. Borrowings in the amount of $88.0 million were outstanding under the Credit Facility as of May 9, 1995. Standby letters of credit are issued primarily to provide security for future amounts payable by the Company under its workers' compensation insurance program ($40.2 million of such letters of credit were outstanding as of May 9, 1995).

         B. CAPITAL EXPENDITURES

         As noted in the Condensed Consolidated Statements of Cash Flows, net cash used in investing activities was $15.0 million for the first quarter of 1995 versus $192.6 million for the one month ended January 26, 1994 and $4.6 million for the two months ended March 27, 1994. Included in investing activities for 1994 is the acquisition of Chi-Chi's which represented $194.9 million and the conversion of certain Bob's Big Boy restaurants to the Company's concepts which represented $1.2 million.

         The Company embarked in 1994 on a comprehensive capital investment program. The Company expected to spend an aggregate of approximately $100 million to $130 million of discretionary funds under such capital investment program, in addition to the annual capital expenditures of approximately $16 million to $19 million devoted to normal maintenance of the Company's restaurants. Subsequent to the Acquisition, the Company has remodeled 91 family restaurants and 76 Mexican restaurants at an aggregate cost of approximately $30.1 million. Subject to changes in market conditions, the Company currently plans on completing its capital reinvestment program in the Family Restaurant Division (as defined below) by the end of 1996. In addition, the Company plans to add 15 to 20 new family restaurants in 1995. However, as a result of the continuing decline in Mexican Restaurant Division (as defined below) sales, the Company has sharply curtailed its remodel program for all restaurants for the remainder of 1995 and has no current plans to open new Mexican restaurants.

RESULTS OF OPERATIONS.

         As a result of the impact of the Acquisition on the Company's capital structure, the Company's adoption of fresh start reporting and the acquisition of Chi-Chi's, the results of operations for the first quarter of 1995 are not comparable to those for the first quarter of 1994 which includes two months of the Successor Company's operations and one month of the Predecessor Company's operations. For certain key operating elements of the statement of operations, however, the following analysis of a comparison of the Successor Company's operations for the first quarter of 1995 to the operations (two months of the Successor Company plus one month of the Predecessor Company) for the first quarter of 1994 is provided. Because of the lack of comparability of results, depreciation and amortization and interest expense, net are not discussed.

         The Company's total sales for the first quarter of 1995 increased 10.5% ($26,812,000) as compared to total sales for the same period in 1994. This increase was due to sales from Chi-Chi's restaurants for January 1995 for which there were no comparable sales in 1994 due to the timing of the Chi-Chi's Merger on January 27, 1994, sales for 32 restaurants previously identified for divestment which are included in the Company's operating results for 1995 but were not included in the Company's operating results in 1994, the impact of additional sales of certain Bob's Big Boy restaurants converted to Coco's and Carrows during 1994 and the additional sales of new restaurants opened during 1994 and 1995. These sales increases were offset, in part, by decreases related to restaurants divested or closed and a decrease in sales of comparable restaurants for the first quarter. The breakdown of the increase in sales for the first quarter of 1995 is set forth below:

                                                     First Quarter
                                                       1995 Sales
                                                        Increase
                                                    ----------------
                                                    ($ in thousands)

Chi-Chi's Sales for January 1995                        $ 28,891
Sales of Restaurants Previously
  Identified for Divestment                               10,861
Increase in Sales of New Restaurants (1)                   3,037
Increase in Sales of Bob's Big Boy Restaurants (2)         1,952
Decrease in Sales of Restaurants Sold or Closed           (6,946)
Decrease in Sales of Comparable Restaurants              (10,983)
                                                        --------
Total                                                   $ 26,812
                                                        ========

- ---------------
(1) Reflects the Company's opening of nine new restaurants in 1994 and one new restaurant in 1995. Sales of new Chi-Chi's restaurants are only included for February and March 1995.

(2) Reflects increased sales for the Bob's Big Boy restaurants converted to Coco's or Carrows in 1994.

        Comparable restaurants as utilized in this calculation exclude restaurants previously identified for divestment and Chi-Chi's operations for January 1995. Sales for comparable restaurants decreased 4.7% ($10,983,000) for the first quarter of 1995 as compared to the same period in 1994. This comparable sales decrease reflects decreases in both the Family Restaurant Division and the Mexican Restaurant Division. The comparable sales decrease is due to an increasingly competitive operating environment for restaurants, particularly effective promotional activities during the comparable period in the prior year and, in the case of the Family Restaurant Division, new California smoking legislation effective on January 1, 1995. The comparable sales decrease in the Mexican Restaurant Division was entirely due to Chi-Chi's.

         Product cost increased by $7,240,000 or 10.0% in the first quarter of 1995 as compared to the same period in 1994. This increase reflects Chi-Chi's product cost for January 1995 for which there was no comparable cost in 1994 due to the timing of the Chi-Chi's Merger on January 27, 1994. As a percentage of sales, product cost decreased from 28.4% in the first quarter of 1994 to 28.2% in 1995.

         Payroll and related costs increased by $12,610,000 or 13.5% in the first quarter of 1995 as compared to the same period in 1994. This increase reflects the impact of Chi-Chi's January 1995 costs as discussed above and costs related to 32 restaurants previously identified for divestment which were not included in the Company's results for 1994 but are included in the Company's operating results in 1995. As a percentage of sales, payroll and related costs increased from 36.6% in the first quarter of 1994 to 37.6% in the first quarter of 1995 due to the inclusion of the 32 restaurants previously identified for divestment which generally have poorer margins as a result of lower sales volumes and the impact of declining comparable restaurant sales which puts pressure on operating margins.

         Occupancy and other operating expenses increased by $11,290,000 or 19.7% in the first quarter of 1995 as compared to the same period in 1994. This increase reflects the impact of the same factors affecting payroll and related costs discussed above. As a percentage of sales, occupancy and other operating expenses increased from 22.5% in the first quarter of 1994 to 24.4% in the first quarter of 1995 due to the factors discussed with respect to payroll and related costs and the impact of increased media spending.

         General and administrative expenses increased by 17.6% ($2,302,000) in the first quarter of 1995 as compared to the same period in 1994, primarily due to the inclusion of Chi-Chi's general and administrative expenses for January 1995, which were not included for the same period in 1994, and severance and related costs of approximately $603,000 resulting from a corporate staff reduction of 45 employees in the first quarter of 1995. As a percentage of sales, general and administrative expenses increased from 5.2% in the first quarter of 1994 to 5.5% in the same period of 1995.

SELECTED DIVISION OPERATING DATA.

         The Company operates restaurant chains serving two principal market segments: full-service family restaurants (the "Family Restaurant Division") and full-service Mexican restaurants (the "Mexican Restaurant Division"). At March 26, 1995, the Company's Family Restaurant Division included 347 moderately-priced family-oriented restaurants operated primarily under the Carrows and Coco's names, and the Company's Mexican Restaurant Division operated 315 full-service restaurants primarily under the El Torito, Chi-Chi's and Casa Gallardo names. The Company also operated 26 additional restaurants under other formats.

         The following table sets forth certain information regarding the Company, the Family Restaurant Division and the Mexican Restaurant Division. The table includes information with respect to total operations of the Company, the Family Restaurant Division and the Mexican Restaurant Division (1994 information excludes restaurants previously identified for divestment). Chi-Chi's data has been included in the Mexican Restaurant Division on a pro forma basis as if the Acquisition had occurred as of the beginning of fiscal 1994.

                                                                         Quarters Ended
                                                                ----------------------------------
                                                                March 26,                March 27,
                                                                  1995                      1994
                                                                ---------                ---------
                                                                     ($ in thousands, except
                                                                      average check amount)
Family Restaurant Division
- ---------------------------
Restaurants Open at End of Period:
  Owned/operated                                                    347                       344
  Franchised and Licensed                                           233                       212
Sales                                                          $117,596                  $120,965
Divisional EBITDA (a)                                            10,942                    10,946
Percentage increase (decrease) in comparable
  restaurant sales                                                 (4.7)%                     0.9 %
Average Check                                                   $  6.25                  $   5.85

Mexican Restaurant Division
- ---------------------------
Restaurants Open at End of Period:
  Owned/operated                                                    315                       307
  Franchised and Licensed                                            29                        25
Sales                                                          $149,680                  $155,764
Divisional EBITDA (a)                                             2,132                     9,673
Percentage increase (decrease) in comparable
  restaurant sales                                                 (6.2)%                    (2.7)%
Average Check                                                  $   8.31                  $   8.05

Total Company
- -------------
Restaurants Open at End of Period:
  Owned/operated                                                    688                       664
  Franchised and Licensed                                           262                       237
Sales                                                          $281,133                  $284,761
EBITDA (b)                                                       12,022                    20,311
Percentage increase (decrease) in comparable
  restaurant sales                                                 (5.2)%                    (1.3)%

- -------------
(a) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before gain (loss) on disposition of properties, unallocated corporate overhead, interest, taxes, depreciation and amortization.

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

                          PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     The Company is involved in various litigation matters incidental to its business. The Company does not believe that any of the existing claims or actions will have a material adverse effect upon the consolidated financial position and results of operations of the Company.

Item 2.  CHANGES IN SECURITIES

     None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5.  OTHER INFORMATION

     On February 23, 1995, the Company reported that it had begun a search to identify and hire a new chief executive officer. The search is continuing. In addition, the Company reported that it had replaced the president of the Mexican Restaurant Division with another senior executive. On March 31, 1995, Jackson W. Goodall, Jr. resigned as Chairman of the Board of Directors and Chief Executive Officer of the Company but remains on the Company's Board of Directors. On April 27, 1995, the Board of Directors named Barry E. Krantz and Kevin S. Relyea as Co-Presidents and Co-Chief Operating Officers.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             27  Financial Data Schedule.

     (b)     Reports on Form 8-K.

             On February 23, 1995, a report on Form 8-K was filed with the Securities and Exchange Commission reporting that the Company had begun a search to identify and hire a new chief executive officer. In addition, the Company reported that it had replaced the president of the Mexican Restaurant Division with another senior executive.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Family Restaurants, Inc.
                                         (Registrant)


                                         By:  /S/ Martin M. Casey
                                            ----------------------------
                                                  Martin M. Casey
                                            Executive Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)

Date:  May 10, 1995