Form 10-Q
period 1995-06-25
FAMILY RESTAURANTS
filed 1995-08-09
CIK 813856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


  X    Quarterly report pursuant to section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

For the quarterly period ended June 25, 1995 or

       Transition report pursuant to section 13 or 15(d) of the Securities ----- Exchange Act of 1934

For the transition period from            to
                               ----------    ----------

Commission file number 33-14051
                       --------
Family Restaurants, Inc.
------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                33-0197361
--------------------------------        --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


18831 Von Karman Avenue, Irvine, California                   92715
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:      (714) 757-7900
                                                    --------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                                -----          -----
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes    X        No
                                -----          -----
Number of shares of outstanding common stock as of August 8, 1995 is 988,457.

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                            FAMILY RESTAURANTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except per share)



                                                            June 25,        December 25,
                                                              1995              1994
                                                            --------        ------------
                                                           (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                 $   7,407         $   8,239
  Restricted cash                                                   0             1,850
  Receivables                                                  12,298            11,831
  Inventories                                                  11,402            12,916
  Other current assets                                          6,172             8,179
                                                            ---------         ---------
    Total current assets                                       37,279            43,015

Property and equipment, net                                   450,126           445,354
Reorganization value in excess of amounts
  allocable to identifiable assets, net                       194,093           197,581
Other assets                                                   44,657            48,648
                                                            ---------         ---------
                                                            $ 726,155         $ 734,598
                                                            =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Loans payable to banks                                    $  85,300         $       0
  Current portion of long-term debt, including
    capitalized lease obligations                               7,243             6,754
  Accounts payable                                             38,729            41,999
  Self-insurance reserves                                      51,841            50,692
  Other accrued liabilities                                    96,798            96,426
  Income taxes payable                                          2,745             2,625
                                                            ---------         ---------
    Total current liabilities                                 282,656           198,496

Other long-term liabilities                                     6,901             6,866
Long-term debt, including capitalized lease
  obligations, less current portion                           480,347           536,495

Stockholders' deficit:
  Common stock - authorized 1,500,000 shares, par
    value $.01 per share, 997,277 shares issued                    10                10
  Additional paid-in capital                                  159,554           159,554
  Notes receivable from stockholders                           (2,232)           (2,947)
  Accumulated deficit                                        (199,780)         (163,876)
  Less treasury stock, at cost (8,380 shares)                  (1,301)                0
                                                            ---------         ---------
    Total stockholders' deficit                               (43,749)           (7,259)
                                                            ---------         ---------
                                                            $ 726,155         $ 734,598
                                                            =========         =========


     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands, except per share)
                                  (Unaudited)


                                                       For the Quarters Ended
                                                       ----------------------
                                                       June 25,      June 26,
                                                         1995          1994
                                                       --------      --------
Sales                                                  $289,570      $299,054
                                                       --------      --------
Product cost                                             83,612        83,682
Payroll and related costs                               106,164       106,462
Occupancy and other operating expenses                   71,275        66,345
Depreciation and amortization                            15,105        12,833
General and administrative expenses                      14,981        14,272
Loss (gain) on disposition of properties, net             1,174           (66)
                                                       --------      --------
  Total costs and expenses                              292,311       283,528
                                                       --------      --------
Operating income (loss)                                  (2,741)       15,526

Interest expense, net                                    15,237        13,681
                                                       --------      --------
Income (loss) before income tax provision               (17,978)        1,845

Income tax provision                                        487           858
                                                       --------      --------
Net income (loss) attributable to common shares        $(18,465)     $    987
                                                       ========      ========
Net income (loss) per common share                     $ (18.60)     $   1.00
                                                       ========      ========
Weighted average common shares outstanding              992,649       984,373
                                                       ========      ========


     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands, except per share)
                                  (Unaudited)

                                                                               Predecessor
                                                        Successor Company        Company
                                                  -------------------------    -----------
                                                  Six Months    Five Months     One Month
                                                     Ended         Ended         Ended
                                                    June 25,      June 26,     January 26,
                                                     1995           1994          1994
                                                  ----------    -----------    -----------
Sales                                             $570,703       $488,634       $ 64,741
                                                  --------       --------       --------
Product cost                                       163,022        136,668         19,184
Payroll and related costs                          211,939        174,847         24,780
Occupancy and other operating expenses             139,783        109,851         13,712
Depreciation and amortization                       28,945         21,256          2,800
General and administrative expenses                 30,399         23,317          4,071
Loss (gain) on disposition of properties, net        1,395            (66)           (12)
                                                  --------       --------       --------
  Total costs and expenses                         575,483        465,873         64,535
                                                  --------       --------       --------
Operating income (loss)                             (4,780)        22,761            206

Interest expense, net                               30,150         23,559          4,097
                                                  --------       --------       --------
Loss before reorganization items, income
  tax provision and extraordinary item             (34,930)          (798)        (3,891)
                                                  --------       --------       --------
Reorganization items:
  Professional fees                                      0              0         (4,250)
  Payment to Grace                                       0              0        (15,000)
  Other                                                  0              0         (3,029)
  Fresh start adjustment                                 0              0        501,706
                                                  --------       --------       --------
    Total reorganization items                           0              0        479,427
                                                  --------       --------       --------
Income (loss) before income tax provision
  and extraordinary item                           (34,930)          (798)       475,536

Income tax provision                                   974          1,452             55
                                                  --------       --------       --------
Income (loss) before extraordinary item            (35,904)        (2,250)       475,481

Extraordinary gain on extinguishment of debt             0              0         72,561
                                                  --------       --------       --------
Net income (loss)                                  (35,904)        (2,250)       548,042

Preferred dividends                                      0              0         (1,698)
                                                  --------       --------       --------
Net income (loss) attributable to common
  shares                                          $(35,904)      $ (2,250)      $546,344
                                                  ========       ========       ========

Net loss per common share                         $ (36.09)      $  (2.29)
                                                  ========       ========
Weighted average common shares outstanding         994,964        980,539
                                                  ========       ========

Net loss per common share for the Predecessor Company is not meaningful due to debt discharge, the issuance of new common stock and fresh start reporting.

See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                  (Unaudited)

                                                                                   Predecessor
                                                           Successor Company         Company
                                                        ------------------------   -----------
                                                        Six Months   Five Months    One Month
                                                          Ended         Ended         Ended
                                                         June 25,     June 26,     January 26,
                                                           1995         1994          1994
                                                        ----------   -----------   -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
  Cash received from customers, franchisees
    and licensees                                       $ 573,766     $ 494,057     $  65,341
  Cash paid to suppliers and employees                   (550,079)     (469,856)      (59,729)
  Interest paid, net                                      (21,691)       (4,102)         (741)
  Income taxes received (paid)                               (854)       (1,047)          157
  Charges to reserve for divestitures                           0        (5,104)       (1,001)
                                                        ---------     ---------     ---------
    Net cash provided by operating activities
      before reorganization items                           1,142        13,948         4,027
                                                        ---------     ---------     ---------
  Reorganization items:
    Professional fees                                           0             0        (4,250)
    Payment to Grace                                            0             0       (15,000)
    Other                                                       0             0        (3,029)
                                                        ---------     ---------     ---------
      Total reorganization items                                0             0       (22,279)
                                                        ---------     ---------     ---------
    Net cash provided by (used in) operating
      activities                                            1,142        13,948       (18,252)
                                                        ---------     ---------     ---------
Cash flows from investing activities:
  Proceeds from disposal of property and equipment          1,905         1,352         1,588
  Acquisition of Chi-Chi's                                      0             0      (194,889)
  Capital expenditures                                    (26,968)      (19,806)         (779)
  Capitalized opening costs                                (1,280)         (853)          (21)
  Other                                                       461          (418)        1,491
                                                        ---------     ---------     ---------
    Net cash used in investing activities                 (25,882)      (19,725)     (192,610)
                                                        ---------     ---------     ---------
Cash flows from financing activities:
  Proceeds from issuance of Notes                               0             0       409,046
  Proceeds from working capital borrowings, net            25,700             0             0
  Payment of notes payable to Marriott, net                     0             0       (10,969)
  Payment of loan payable to Grace                              0             0        (2,900)
  Payment of debt issuance costs                                0             0       (22,973)
  Reductions of long-term debt, including
    capitalized lease obligations                          (3,056)       (2,340)         (447)
  Cash settlement of liabilities subject to
    settlement under reorganization proceedings                 0             0      (279,055)
  Decrease in restricted cash and collateral
    deposit                                                 1,850            17        38,688
  Proceeds from issuance of common stock, net                   0         1,888        92,364
  Purchase of treasury stock                               (1,301)            0             0
  Payments of notes receivable from stockholders              715             0             0
                                                        ---------     ---------     ---------
    Net cash provided by (used in) financing
      activities                                           23,908          (435)      223,754
                                                        ---------     ---------     ---------
Net increase (decrease) in cash and cash
  equivalents                                                (832)       (6,212)       12,892
Cash and cash equivalents at beginning of period            8,239        22,202         9,310
                                                        ---------     ---------     ---------
Cash and cash equivalents at end of period              $   7,407     $  15,990     $  22,202
                                                        =========     =========     =========

     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                                ($ in thousands)
                                  (Unaudited)

                                                                                    Predecessor
                                                            Successor Company         Company
                                                         ------------------------   -----------
                                                         Six Months   Five Months    One Month
                                                           Ended         Ended         Ended
                                                          June 25,     June 26,     January 26,
                                                            1995         1994          1994
                                                         ----------   -----------   -----------
Reconciliation of net income (loss) to net
  cash provided by (used in) operating activities
  net of effects of Chi-Chi's acquisition:

Net income (loss)                                         $(35,904)      $(2,250)    $ 548,042
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                           28,945        21,256         2,800
    Amortization of debt issuance costs                      1,644         1,284           215
    Loss (gain) on disposition of properties                 1,395           (66)          (12)
    Fresh start adjustment                                       0             0      (501,706)
    Extraordinary gain on extinguishment of debt                 0             0       (72,561)
    Accretion of interest on Discount Notes                  6,548         5,152             0
    Accrued interest on liabilities settled
      under bankruptcy proceedings                               0             0         3,113
    Decrease in receivables, inventories
      and other current assets                               1,253         3,235           806
    Increase (decrease) in accounts payable,
      self-insurance reserves, other accrued
      liabilities and income tax payable                    (2,739)       (9,559)        2,052
    Charges to the reserve for divestitures                      0        (5,104)       (1,001)
                                                          --------       -------      --------
Net cash provided by (used in) operating
  activities                                              $  1,142       $13,948      $(18,252)
                                                          ========       =======      ========
Supplemental schedule of 1994 investing activities:

  The components of acquisition of Chi-Chi's
    are as follows:
      Current assets                                     $  (8,316)
      Property and equipment                              (155,293)
      Goodwill                                            (146,329)
      Other assets                                         (14,121)
      Current liabilities                                   56,843
      Other long-term liabilities                            5,292
      Long-term debt assumed                                 4,694
      Issuance of common stock                              62,341
                                                         ---------
                                                         $(194,889)
                                                         =========


                      See accompanying notes to condensed
                       consolidated financial statements

                            FAMILY RESTAURANTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


         1. COMPANY. Family Restaurants, Inc. (formerly The Restaurant Enterprises Group, Inc.) was incorporated in Delaware in 1986 and is primarily engaged in the operation of full-service restaurants throughout the United States through its subsidiaries (Family Restaurants, Inc. together with its subsidiaries shall hereinafter be referred to as the "Company"). At June 25, 1995, the Company operated 687 restaurants in 33 states, with approximately 53% of its restaurants located in California. The Company is the licensor of 237 full-service restaurants in Japan and South Korea, the franchisor of five family restaurants and four Mexican restaurants in the United States and the franchisor of 19 Mexican restaurants outside the United States.

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

         2. FINANCIAL STATEMENTS. The Condensed Consolidated Financial Statements in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Year Ended December 25, 1994 included in the Company's Annual Report on Form 10-K for information with respect to the Company's significant accounting and financial reporting policies as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations of the Successor Company for the quarter and six months ended June 25, 1995 are not necessarily indicative of those for the full year.

         The Predecessor Company commenced a prepackaged Chapter 11 reorganization on November 23, 1993, which was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. The Predecessor Company applied the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," in the consolidated financial statements for the one month ended January 26, 1994.

         The accumulated deficit of the Predecessor Company was eliminated as required by fresh start reporting; additionally, the statement of operations for the one month ended January 26, 1994 reflects the effects of the extinguishment of debt resulting from confirmation of the plan of reorganization and the effects of the adjustments to restate assets and liabilities to reflect the reorganization value of the Successor Company. As such, the condensed consolidated balance sheets of the Company as of June 25, 1995 and December 25, 1994 and the accompanying condensed consolidated statements of operations for the quarter and six months ended June 25, 1995 and the five months ended June 26, 1994 represent that of the Successor Company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods. The condensed consolidated statement of operations for the one month ended January 26, 1994 represents that of the Predecessor Company.

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

         As used herein, "comparable restaurants" means restaurants operated by the Company on January 1, 1994, which continued in operation through the end of the second quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES.

         A. LIQUIDITY

         The Company primarily relies on internally generated funds, supplemented by working capital advances under its revolving credit facility (the "Credit Facility"), for its liquidity.

         Operating Cash Flow. During the first six months of 1995, the Company reported EBITDA (defined as earnings (loss) before gain (loss) on disposition of properties, interest, taxes, depreciation and amortization) of $25.6 million. If Chi-Chi's had been included for the one month ended January 26, 1994, pro forma combined EBITDA for the first six months of 1994 would have been reported as $48.5 million. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. The Company continues to suffer from declining sales in the Mexican Restaurant Division (as defined below). On July 28, 1995, the Company retained the firm of Jay Alix & Associates to implement such steps as may be necessary in order to improve the Company's performance, focusing specifically on the Mexican Restaurant Division, particularly its Chi-Chi's
restaurants.   Alternatives currently under consideration include divesting certain unprofitable operations or divisions. There can be no assurance, however, that any such alternatives will be successfully implemented or that the Company's cash flow will not continue to decline.

         Working Capital Deficiency. The Company operates with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and
(iii) cash from sales is usually received before related accounts payable for food, beverages and supplies become due. The Company had a working capital deficiency of $160.1 million on June 25, 1995 (excluding the impact of $85.3 million in loans payable to banks classified as a current liability as discussed below).

         Credit Facility. On the Closing Date, the Company, FRI-M Corporation, a wholly-owned subsidiary of the Company, and certain subsidiaries of FRI-M Corporation entered into the Credit Facility. The outstanding balance of $85.3 million at June 25, 1995 is not due for payment until January 27, 1999. The Credit Facility contains various covenants including the maintenance of certain financial ratios. The Company failed to meet all such required ratios in the second quarter of 1995. As part of the Fourth Amendment to the Credit Facility, dated as of August 1, 1995 (the "Amendment"), the banks waived such noncompliance for the second and third quarters of 1995 and for the period ending on October 31, 1995. In accordance with generally accepted accounting principles and since the waivers only extend to October 31, 1995 at this time, the Company has classified the outstanding balance of $85.3 million at June 25, 1995 as a current liability in the accompanying condensed consolidated balance sheet.

         In accordance with the terms of the Amendment, the Company received a loan on August 1, 1995 in an amount sufficient to fund the $14.6 million interest payment on the 9-3/4% Senior Notes due 2002. Subsequent to August 1, 1995,
the total commitment under the Credit Facility was reduced to the outstanding balance on the $14.6 million loan plus $125.1 million through August 3, 1995, $126.6 million from August 4, 1995 through August 25, 1995 and $125.1 million from August 26, 1995 through October 31, 1995.

        The banks have no obligation to make additional funds available under the Credit Facility after October 31, 1995, and, thereafter, the Company's liquidity will depend upon (i) cash flow from operations and (ii) the ability of the Company to obtain financing under the Credit Facility or otherwise. In addition, the Amendment requires that the Company meet certain minimum cash flow requirements through October 31, 1995. There can be no assurances that the Company will meet such requirements (or the other requirements in the Credit Facility) or that if the Company does not maintain such requirements, that further waivers or amendments will be obtained.

        Pursuant to the Amendment, the net cash proceeds from any future dispositions of assets with net cash proceed greater than $500,000 will be applied to first reduce the $14.6 million loan and thereafter to permanently reduce the Credit Facility commitment. Subsequent to August 1, 1995, the Company completed two sale/leaseback transactions, the net proceeds of which were used to reduce the $14.6 million loan to $7.2 million. The Company is currently exploring several additional sale/leaseback transactions and other asset sales and financings in an effort to further pay down its outstanding borrowings and permanently reduce the commitment under the Credit Facility. However, there can be no assurances that any such transactions will be consummated.

        Borrowings in the amount of $86.8 million (including $7.2 million outstanding on the $14.6 million loan) were outstanding under the Credit Facility as of August 8, 1995. Standby letters of credit are issued primarily to provide security for future amounts payable by the Company under its workers' compensation insurance program ($38.5 million of such letters of credit were outstanding as of August 8, 1995).


         B. CAPITAL EXPENDITURES

         As noted in the Condensed Consolidated Statements of Cash Flows, net cash used in investing activities was $25.9 million for the first six months of 1995 versus $192.6 million for the one month ended January 26, 1994 and $19.7 million for the five months ended June 26, 1994. Included in investing activities for 1994 is the acquisition of Chi-Chi's which represented $194.9 million and the partial conversion of certain Bob's Big Boy restaurants to the Company's concepts which represented $2.6 million.

         The Company embarked in 1994 on a comprehensive capital investment program. The Company expected to spend an aggregate of approximately $100 million to $130 million of discretionary funds under such capital investment program, in addition to the annual capital expenditures of approximately $16 million to $19 million devoted to normal maintenance of the Company's restaurants. Subsequent to the Acquisition, the Company has remodeled 106 family restaurants and 78 Mexican restaurants at an aggregate cost of approximately $33.4 million. Due to the deterioration in operating cash flow as described above, the Company has suspended its remodel program for all restaurants indefinitely. In addition, expansion of the Family Restaurant Division (as defined below) has been limited to 10 new restaurants for which agreements have already been completed. As reported last quarter, the Company has no current plans to open new Mexican restaurants. All other capital projects are being tightly controlled until an improvement in operating cash flow is realized. The Amendment prohibits the Company from spending more than $7.0 million on capital expenditures from July 1, 1995 to October 31, 1995.

RESULTS OF OPERATIONS.

Second Quarter of 1995 as compared to Second Quarter 1994

         The Company's total sales for the second quarter of 1995 decreased 3.2% ($9,484,000) as compared to total sales for the same period in 1994. The sales decrease was due to decreases in sales of comparable restaurants and restaurants divested or closed. These decreases were offset, in part, by sales increases for 30 restaurants previously identified for divestment which are included in the Company's operating results for 1995 but were not included in the Company's operating results in 1994, the impact of additional sales of certain Bob's Big Boy restaurants converted to Coco's and Carrows during 1994 and the additional sales of new restaurants opened during 1994 and 1995. The breakdown of the decrease in sales for the second quarter of 1995 is set forth below:

                                                             Second Quarter
                                                               1995 Sales
                                                                Decrease
                                                             --------------
                                                            ($ in thousands)
Sales of Restaurants Previously
  Identified for Divestment                                     $ 11,780
Increase in Sales of New Restaurants (1)                           3,420
Increase in Sales of Bob's Big Boy
  Restaurants (2)                                                  1,608
Decrease in Sales of Restaurants Sold
  or Closed                                                      (11,896)
Decrease in Sales of Comparable
  Restaurants                                                    (14,396)

                                                                --------
    Total                                                       $ (9,484)
                                                                ========

---------
(1) Reflects the Company's opening of nine new restaurants in 1994 and three new restaurants in 1995.

(2) Reflects increased sales for the Bob's Big Boy restaurants converted to Coco's or Carrows in 1994.

         Comparable restaurants as utilized in this calculation exclude restaurants previously identified for divestment. Sales for comparable restaurants decreased 5.2% ($14,396,000) for the second quarter of 1995 as compared to the same period in 1994. This comparable sales decrease reflects decreases in both the Family Restaurant Division and Mexican Restaurant Division, although the Family Restaurant Division reported improving comparable sales each month during the second quarter. The comparable sales decrease is due to an increasingly competitive operating environment for restaurants and in the case of the Family Restaurant Division, new California smoking legislation effective on January 1, 1995. The comparable sales decrease in the Mexican Restaurant Division continues to be primarily due to the poor performance of the Company's Chi-Chi's restaurants, which continue to suffer from declining sales. On July 28, 1995, the Company retained the firm of Jay Alix & Associates to implement such steps as may be necessary in order to improve the Company's performance, focusing specifically on the Mexican Restaurant Division, particularly its Chi-Chi's restaurants.

         Product cost decreased by $70,000 in the second quarter of 1995 as compared to the same period in 1994. As a percentage of sales, product cost increased from 28.0% in the second quarter of 1994 to 28.9% in 1995 due primarily to higher food cost, especially in the area of produce costs.

         Payroll and related costs decreased by $298,000 or 0.3% in the second quarter of 1995 as compared to the same period in 1994. As a percentage of sales, payroll and related costs increased from 35.6% in the second quarter of 1994 to 36.7% in 1995 due to the inclusion of 30 restaurants previously identified for divestment which generally have weaker margins as a result of lower sales volumes and the impact of declining comparable restaurant sales which puts pressure on operating margins. Increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage that must be paid to tipped employees) increase the Company's payroll cost. The Company's response to, and the impact of, any future legislation covering minimum wages would depend on the specific terms of any such legislation.

         Occupancy and other operating expenses increased by $4,930,000 or 7.4% in the second quarter of 1995 as compared to the same period in 1994. This increase reflects the costs related to 30 restaurants previously identified for divestment which were not included in the Company's operating results for 1994 and increased media spending. As a percentage of sales, occupancy and other operating expenses increased from 22.2% in the second quarter of 1994 to 24.6% in 1995 due to the factors discussed with respect to payroll and related costs and the impact of increased media spending.

         General and administrative expenses increased by $709,000 or 5.0% in the second quarter of 1995 as compared to the same period in 1994. This increase was primarily due to a reduction in foreign license fee income (which is reported as an offset to general and administrative expenses), increased training costs due to restaurant manager turnover in the Mexican Restaurant Division and severance costs related to continuing staff reductions. As a percentage of sales, general and administrative expenses increased from 4.8% in the second quarter of 1994 to 5.2% in 1995.

         Depreciation and amortization expenses increased by $2,272,000 or 17.7% in the second quarter of 1995 as compared to the same period in 1994. This increase reflects the additional depreciation related to capital expenditures made from the second quarter of 1994 through the second quarter of 1995 offset, in part, by a decrease in goodwill amortization due to the write-off of Chi-Chi's goodwill as described in the December 25, 1994 Form 10-K.

         The Company reported a loss on disposition of properties of $1,174,000 in the second quarter of 1995 as compared to a small gain of $66,000 in the same period in 1994. The loss in 1995 is primarily due to the write-off of costs associated with cancelled capital projects, both remodels and new restaurant expansion.

         Interest expense, net increased by $1,556,000 or 11.4% in the second quarter of 1995 as compared to the same period in 1994. This increase resulted from interest on working capital borrowings on the revolving line of credit which were outstanding throughout the quarter as compared to no working capital borrowing during the second quarter of 1994. The interest on working capital borrowings was partially offset by the impact of other debt reductions.

First Six Months of 1995 as compared to First Six Months of 1994

         As a result of the impact of the Acquisition on the Company's capital structure, the Company's adoption of fresh start reporting and the acquisition of Chi-Chi's, the results of operations for the first six months of 1995 are not comparable to those for the first six months of 1994 which includes five months of the Successor Company's operations and one month of the Predecessor Company's operations. For certain key operating elements of the statement of operations, however, the following analysis of a comparison of the Successor Company's operations for the first six months of 1995 to the operations (five months of the Successor Company plus one month of the Predecessor Company) for the first six moths of 1994 is provided. Because of the lack of comparability of results for this time period, depreciation and amortization and interest expense, net are not discussed.

         The Company's total sales for the six month period increased 3.1% ($17,328,000) as compared to total sales for the same period in 1994. This increase was due to sales from Chi-Chi's restaurants for January 1995 for which there were no comparable sales in 1994 due to the timing of the Chi-Chi's Merger on January 27, 1994, the impact of the Bob's Big Boy restaurant conversions, the additional sales of the new restaurants opened during 1994 and 1995 and sales for 30 restaurants previously identified for divestment which are included in the Company's operating results for 1995 but were not included in the Company's operating results in 1994. These sales increases were offset, in part, by decreases related to restaurants divested or closed and a decrease in sales of comparable restaurants for the six month period. The breakdown of the increase in sales for the first six months of 1995 is set forth below:

                                                        First Six Months
                                                           1995 Sales
                                                            Increase
                                                        ----------------
                                                        ($ in thousands)
Chi-Chi's Sales for January 1995                            $ 28,891
Sales of Restaurants Previously
  Identified for Divestment                                   22,641
Increase in Sales of New Restaurants (1)                       6,457
Increase in Sales of Bob's Big Boy
  Restaurants (2)                                              3,560
Decrease in Sales of Restaurants Sold
  or Closed                                                  (18,842)
Decrease in Sales of Comparable
  Restaurants                                                (25,379)
                                                            --------
    Total                                                   $ 17,328
                                                            ========

----------
(1) Reflects the Company's opening of nine new restaurants in 1994 and three new restaurants in 1995. Sales of new Chi-Chi's restaurants are only included for February through June 1995.

(2) Reflects increased sales for the Bob's Big Boy restaurants converted to Coco's or Carrows in 1994.

         Comparable restaurants as utilized in this calculation exclude restaurants previously identified for divestment and Chi-Chi's operations for January 1995. Sales for comparable restaurants decreased 5.0% ($25,379,000) for the first six months of 1995 as compared to 1994. This comparable sales decrease reflects decreases in both the Family Restaurant Division and Mexican Restaurant Division. The comparable sales decrease is due to an increasingly competitive operating environment for restaurants, particularly effective promotional activities during the first quarter of the prior year, and in the case of the Family Restaurant Division, new California smoking legislation effective on January 1, 1995. The comparable sales decrease in the Mexican Restaurant Division was primarily due to Chi-Chi's.

         Product cost increased by $7,170,000 or 4.6% in the first six months of 1995 as compared to the same period in 1994. This increase reflects Chi-Chi's product cost for January 1995 for which there was no comparable cost in 1994 due to the timing of the Chi-Chi's Merger on January 27, 1994. As a percentage of sales, product cost increased from 28.2% in the first six months of 1994 to 28.6% in 1995.

         Payroll and related costs increased by $12,312,000 or 6.2% in the first six months of 1995 as compared to the same period in 1994. This increase reflects the impact of Chi-Chi's January 1995 costs as discussed previously and costs related to 30 restaurants previously identified for divestment which were not included in the Company's results for 1994 but are included in the Company's operating results in 1995. As a percentage of sales, payroll and related costs increased from 36.1% in the first six months of 1994 to 37.1% in 1995 due to the inclusion of the 30 restaurants previously identified for divestment which generally have poorer margins as a result of lower sales volumes and the impact of declining comparable restaurant sales which puts pressure on operating margins.

         Occupancy and other expenses increased by $16,220,000 or 13.1% in the first six months of 1995 as compared to the same period in 1994. This increase reflects the impact of the same factors affecting payroll and related costs discussed above and increased media spending. As a percentage of sales, occupancy and other operating expenses increased from 22.3% in the first six months of 1994 to 24.5% in 1995 due to the factor discussed with respect to payroll and related costs and the impact of increased media spending.

         General and administrative expenses increased by $3,011,000 or 11.0% in the first six months of 1995 as compared to the same period in 1994, primarily due to the inclusion of Chi-Chi's general and administrative expenses for January 1995, which were not included for the same period in 1994, severance and related costs resulting from corporate staff reductions, a reduction in foreign license fee income and increased training costs in the Mexican Restaurant Division. As a percentage of sales, general and administrative expenses increased from 4.9% in the first six months of 1994 to 5.3% in 1995.

SELECTED DIVISION OPERATING DATA.

         The Company operates restaurant chains serving two principal market segments: full-service family restaurants (the "Family Restaurant Division") and full-service Mexican restaurants (the "Mexican Restaurant Division"). At June 25, 1995, the Company's Family Restaurant Division included 347 moderately-priced family-oriented restaurants operated primarily under the Carrows and Coco's names, and the Company's Mexican Restaurant Division operated 315 full-service restaurants primarily under the El Torito, Chi-Chi's and Casa Gallardo names. The Company also operated 25 additional restaurants under other formats.

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

                                                      Quarter Ended               Six Months Ended
                                                   --------------------        -----------------------
                                                   June 25,    June 26,        June 25,       June 26,
                                                     1995        1994            1995           1994
                                                   --------    --------        --------       --------
                                                          ($ in thousands, except average check)
Family Restaurant Division
--------------------------
Restaurants Open at End of Period:
  Owned/operated                                     347           345              347           345
  Franchised and Licensed                            238           216              238           216
Sales                                           $126,034      $127,560         $243,630      $248,525
Divisional EBITDA (a)                             14,740        15,013           25,682        25,959
Percentage increase (decrease)
  in comparable restaurant sales                    (2.8)%         0.1%            (3.7)%         0.8 %
Average check                                   $   6.48      $   6.15         $   6.37      $   6.00

Mexican Restaurant Division
---------------------------
Restaurants Open at End of Period:
  Owned/operated                                     315           309              315           309
  Franchised and Licensed                             27            27               27            27
Sales                                           $148,856      $164,210         $298,536      $319,974
Divisional EBITDA (a)                               (988)       14,142            1,144        23,815
Percentage increase (decrease)
  in comparable restaurant sales                    (9.1)%        (2.2)%           (7.6)%        (2.4)%
Average check                                   $   8.34      $   8.05         $   8.32      $   8.00

Total Company
-------------
Restaurants Open at End of Period:
  Owned/operated                                     687           666              687           666
  Franchised and Licensed                            265           243              265           243
Sales                                           $289,570      $299,005         $570,703      $583,766
EBITDA (b)                                        13,538        28,190           25,560        48,501
Percentage increase (decrease)
  in comparable restaurant sales                    (5.9)%        (1.3)%           (5.5)%        (1.2)%

(a) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before gain (loss) on disposition of propeties, unallocated corporation overhead, interest, taxes, depreciation and amortization.

(b) EBITDA is defined as earnings (loss) before gain (loss) on disposition of properties, interest, taxes, depreciation and amortization. The Company has included information concerning EBITA herein because it understands that such information is used by certain investors as one measure of an issurer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income
     (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

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

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         On July 26, 1995, Martin M. Casey resigned as Executive Vice President and Chief Financial Officer of the Company to pursue other interests.
Effective July 31, 1995 Lawrence J. Ramaekers of the firm Jay Alix & Associates was elected interim Chief Executive Officer and Robert T. Trebing, Jr. was elected Chief Financial Officer.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 27  Financial Data Schedule.

         (b)     Reports on Form 8-K.

                 None.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Family Restaurants, Inc.
                                              (Registrant)


                                              By: /S/ Robert T. Trebing, Jr.
                                                  -----------------------------
                                                      Robert T. Trebing, Jr.
                                                    Senior Vice President and
                                                     Chief Financial Officer
                                                  (Principal Financial Officer)

Date:  August 9, 1995