Form 10-Q
period 1995-09-24
FAMILY RESTAURANTS
filed 1995-11-08
CIK 813856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


  X    Quarterly report pursuant to section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

For the quarterly period ended September 24, 1995 or

       Transition report pursuant to section 13 or 15(d) of the Securities ----- Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 33-14051
                       --------


Family Restaurants, Inc.
-----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                            33-0197361
-------------------------------     -----------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)


18831 Von Karman Avenue, Irvine, California                 92715
-----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:   (714) 757-7900


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

Number of shares of outstanding common stock as of November 6, 1995 is 988,285.

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                            FAMILY RESTAURANTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except per share)



                                                    September 24,     December 25,
                                                         1995             1994
                                                    -------------     ------------
                                                     (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                           $  9,549         $  8,239
  Restricted cash                                            0            1,850
  Receivables                                           11,740           11,831
  Inventories                                           11,537           12,916
  Other current assets                                   5,673            8,179
                                                      --------         --------
    Total current assets                                38,499           43,015

Property and equipment, net                            390,680          445,354
Reorganization value in excess of amounts
  allocable to identifiable assets, net                192,393          197,581
Property held for sale                                   8,772              339
Other assets                                            43,752           48,309
                                                      --------         --------
                                                      $674,096         $734,598
                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Loans payable to banks                              $ 92,164         $      0
  Current portion of long-term debt, including
    capitalized lease obligations                        7,778            6,754
  Accounts payable                                      45,522           41,999
  Self-insurance reserves                               51,794           50,692
  Other accrued liabilities                             94,859           96,426
  Income taxes payable                                   2,989            2,625
                                                      --------         --------
    Total current liabilities                          295,106          198,496

Other long-term liabilities                              5,463            6,866
Long-term debt, including capitalized lease
  obligations, less current portion                    479,948          536,495

Stockholders' deficit:
  Common stock - authorized 1,500,000 shares, par
    value $.01 per share, 997,277 shares issued             10               10
  Additional paid-in capital                           159,554          159,554
  Notes receivable from stockholders                    (2,181)          (2,947)
  Accumulated deficit                                 (262,421)        (163,876)
  Less treasury stock, at cost (8,950 shares)           (1,383)               0
                                                      --------         --------
    Total stockholders' deficit                       (106,421)          (7,259)
                                                      --------         --------
                                                      $674,096         $734,598
                                                      ========         ========


     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      ($ in thousands, except per share)
                                  (Unaudited)


                                                       For the Quarters Ended
                                                    ----------------------------
                                                    September 24,  September 25,
                                                         1995          1994
                                                    -------------  -------------
Sales                                                 $281,337       $289,958
                                                      --------       --------
Product cost                                            78,832         80,996
Payroll and related costs                              103,518        104,474
Occupancy and other operating expenses                  68,958         66,470
Depreciation and amortization                           14,838         13,046
General and administrative expenses                     13,012         10,857
Loss on disposition of properties, net                   5,453          5,280
Provision for divestitures                              41,886              0
Restructuring costs                                      1,366              0
                                                      --------       --------
  Total costs and expenses                             327,863        281,123
                                                      --------       --------
Operating income (loss)                                (46,526)         8,835

Interest expense, net                                   15,838         14,063
                                                      --------       --------
Loss before income tax provision and
  extraordinary item                                   (62,364)        (5,228)

Income tax provision                                       277            858
                                                      --------       --------
Net loss before extraordinary item                     (62,641)        (6,086)

Extraordinary gain on extinguishment of debt                 0          2,941
                                                      --------       --------
Net loss                                              $(62,641)      $ (3,145)
                                                      ========       ========

Net loss per common share:
  Loss before extraordinary item                      $ (63.36)      $  (6.10)
  Extraordinary item                                         0           2.95
                                                      --------       --------
  Net loss                                            $ (63.36)      $  (3.15)
                                                      ========       ========
Weighted average common shares outstanding             988,602        997,262
                                                      ========       ========



     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands, except per share)
                                  (Unaudited)

                                                                                          Predecessor
                                                               Successor Company            Company
                                                        -------------------------------   -----------
                                                          Nine Months     Eight Months     One Month
                                                             Ended            Ended          Ended
                                                         September 24,    September 25,   January 26,
                                                             1995             1994           1994
                                                        -------------     -------------   -----------
Sales                                                      $852,040         $778,592        $64,741
                                                           --------         --------        -------
Product cost                                                241,854          217,664         19,184
Payroll and related costs                                   315,457          279,321         24,780
Occupancy and other operating expenses                      208,741          176,321         13,712
Depreciation and amortization                                43,783           34,302          2,800
General and administrative expenses                          43,411           34,174          4,071
Loss (gain) on disposition of properties, net                 6,848            5,214            (12)
Provision for divestitures                                   41,886                0              0
Restructuring costs                                           1,366                0              0
                                                           --------         --------        -------
  Total costs and expenses                                  903,346          746,996         64,535
                                                           --------         --------        -------
Operating income (loss)                                     (51,306)          31,596            206
Interest expense, net                                        45,988           37,622          4,097
                                                           --------         --------        -------
Loss before reorganization items, income
  tax provision and extraordinary item                      (97,294)          (6,026)        (3,891)
                                                           --------         --------        -------
Reorganization items:
  Professional fees                                               0                0         (4,250)
  Payment to Grace                                                0                0        (15,000)
  Other                                                           0                0         (3,029)
  Fresh start adjustment                                          0                0        501,706
                                                           --------         --------        -------
    Total reorganization items                                    0                0        479,427
                                                           --------         --------        -------
Income (loss) before income tax provision
  and extraordinary item                                    (97,294)          (6,026)       475,536
Income tax provision                                          1,251            2,310             55
                                                           --------         --------        -------
Income (loss) before extraordinary item                     (98,545)          (8,336)       475,481
Extraordinary gain on extinguishment of debt                      0            2,941         72,561
                                                           --------         --------        -------
Net income (loss)                                           (98,545)          (5,395)       548,042
Preferred dividends                                               0                0         (1,698)
                                                           --------         --------        -------
Net income (loss) attributable to common
  shares                                                   $(98,545)        $ (5,395)      $546,344
                                                           ========         ========       ========
Net loss per common share:
  Loss before extraordinary item                           $ (99.26)        $  (8.45)
  Extraordinary item                                              0             2.98
                                                           --------         --------
  Net loss attributable to common shares                   $ (99.26)        $  (5.47)
                                                           ========         ========
Weighted average common shares outstanding                  992,843          986,827
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

     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                  (Unaudited)


                                                                                            Predecessor
                                                                  Successor Company           Company
                                                            -----------------------------   -----------
                                                             Nine Months    Eight Months     One Month
                                                                Ended           Ended          Ended
                                                            September 24,   September 25,   January 26,
                                                                 1995           1994           1994
                                                            -------------   -------------   -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
  Cash received from customers, franchisees
    and licensees                                            $ 857,289       $ 782,965      $  65,341
  Cash paid to suppliers and employees                        (815,147)       (735,247)       (59,729)
  Interest paid, net                                           (40,620)        (25,673)          (741)
  Income taxes received (paid)                                    (887)           (891)           157
  Charges to provision for divestitures                              0          (7,704)        (1,001)
  Restructuring costs                                           (1,366)              0              0
                                                             ---------       ---------      ---------
    Net cash provided by (used in) operating
      activities before reorganization items                      (731)         13,450          4,027
                                                             ---------       ---------      ---------
  Reorganization items:
    Professional fees                                                0               0         (4,250)
    Payment to Grace                                                 0               0        (15,000)
    Other                                                            0               0         (3,029)
                                                             ---------       ---------      ---------
      Total reorganization items                                     0               0        (22,279)
                                                             ---------       ---------      ---------
    Net cash provided by (used in) operating
      activities                                                  (731)         13,450        (18,252)
                                                             ---------       ---------      ---------
Cash flows from investing activities:
  Proceeds from disposal of property and equipment               9,046           5,396          1,588
  Acquisition of Chi-Chi's                                           0               0       (194,889)
  Capital expenditures                                         (32,056)        (44,210)          (779)
  Capitalized opening costs                                     (1,671)         (2,118)           (21)
  Other                                                           (730)          1,211          1,491
                                                             ---------       ---------      ---------
    Net cash used in investing activities                      (25,411)        (39,721)      (192,610)
                                                             ---------       ---------      ---------
Cash flows from financing activities:
  Proceeds from issuance of Notes                                    0               0        409,046
  Proceeds from working capital borrowings, net                 32,564          38,800              0
  Payment of notes payable to Marriott, net                          0         (21,828)       (10,969)
  Payment of loan payable to Grace                                   0               0         (2,900)
  Payment of debt issuance costs                                     0               0        (22,973)
  Reductions of long-term debt, including
    capitalized lease obligations                               (6,345)         (6,144)          (447)
  Cash settlement of liabilities subject to
    settlement under reorganization proceedings                      0               0       (279,055)
  Decrease in restricted cash and collateral
    deposit                                                      1,850              17         38,688
  Proceeds from issuance of common stock, net                        0           1,902         92,364
  Purchase of treasury stock                                    (1,383)              0              0
  Payments of notes receivable from stockholders                   766               0              0
                                                             ---------       ---------      ---------
    Net cash provided by financing activities                   27,452          12,747        223,754
                                                             ---------       ---------      ---------
Net increase (decrease) in cash and cash
  equivalents                                                    1,310         (13,524)        12,892
Cash and cash equivalents at beginning of period                 8,239          22,202          9,310
                                                             ---------       ---------      ---------
Cash and cash equivalents at end of period                   $   9,549       $   8,678      $  22,202
                                                             =========       =========      =========


     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                                ($ in thousands)
                                  (Unaudited)


                                                                                                   Predecessor
                                                                         Successor Company           Company
                                                                    ----------------------------   -----------
                                                                    Nine Months    Eight Months     One Month
                                                                       Ended           Ended          Ended
                                                                   September 24,   September 25,   January 26,
                                                                       1995            1994           1994
                                                                   ------------    ------------    ----------
Reconciliation of net income (loss) to net
  cash provided by (used in) operating activities
  net of effects of Chi-Chi's acquisition:

Net income (loss)                                                   $ (98,545)       $ (5,395)     $ 548,042
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                                      43,783          34,302          2,800
    Amortization of debt issuance costs                                 2,464           2,058            215
    Loss (gain) on disposition of properties                            6,848           5,214            (12)
    Additions (charges) to the provision for
      divestitures                                                     41,886          (7,704)        (1,001)
    Fresh start adjustment                                                  0               0       (501,706)
    Extraordinary gain on extinguishment of debt                            0          (2,941)       (72,561)
    Accretion of interest on Discount Notes                             9,973           8,232              0
    Accrued interest on liabilities settled
      under bankruptcy proceedings                                          0               0          3,113
    Decrease (increase) in receivables,
      inventories and other current assets                              1,014          (1,971)           806
    Increase (decrease) in accounts payable,
      self-insurance reserves, other accrued
      liabilities and income tax payable                               (8,154)        (18,345)         2,052
                                                                    ---------        --------      ---------
Net cash provided by (used in) operating
  activities                                                        $    (731)       $ 13,450      $ (18,252)
                                                                    =========        ========      =========
Supplemental schedule of 1994 investing activities:

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
                                                                    ---------
                                                                    $(194,889)
                                                                    =========

     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


       1. COMPANY. Family Restaurants, Inc. (formerly The Restaurant Enterprises Group, Inc.) was incorporated in Delaware in 1986 and is primarily engaged in the operation of full-service restaurants throughout the United States through its subsidiaries (Family Restaurants, Inc. together with its subsidiaries shall hereinafter be referred to as the "Company"). At September 24, 1995, the Company operated 672 restaurants in 33 states, with approximately 53% of its restaurants located in California. The Company is the licensor of 234 full-service restaurants in Japan and South Korea, the franchisor of six family restaurants and three Mexican restaurants in the United States and the franchisor of 20 Mexican restaurants outside the United States.

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

       2. FINANCIAL STATEMENTS. The Condensed Consolidated Financial Statements in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Year Ended December 25, 1994 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1994 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations of the Successor Company for the quarter and nine months ended September 24, 1995 are not necessarily indicative of those for the full year.

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

       The accumulated deficit of the Predecessor Company was eliminated as required by fresh start reporting; additionally, the statement of operations for the one month ended January 26, 1994 reflects the effects of the extinguishment of debt resulting from confirmation of the plan of reorganization and the effects of the adjustments to restate assets and liabilities to reflect the reorganization value of the Successor Company. As such, the condensed consolidated balance sheets of the Company as of September 24, 1995 and December 25, 1994 and the accompanying condensed consolidated statements of operations for the quarter and nine months ended September 24, 1995 and the eight months ended September 25, 1994 represent that of the Successor Company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods. The condensed consolidated statement of operations for the one month ended January 26, 1994 represents that of the Predecessor Company.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Form 10-K.

       As used herein, "comparable restaurants" means restaurants operated by the Company on January 1, 1994, which continued in operation through the end of the third quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES.

       A.    LIQUIDITY

       The Company primarily relies on internally generated funds, supplemented by working capital advances under its revolving credit facility (the "Credit Facility"), for its liquidity. The Company's viability is therefore dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and to obtain and comply with the terms of its financing agreements.

        Operating Cash Flow. During the first nine months of 1995, the Company reported EBITDA (defined as earnings (loss) before gain (loss) on disposition of properties, interest, taxes, depreciation and amortization) of $42.6 million. If Chi-Chi's had been included for the one month ended January 26, 1994, pro forma combined EBITDA for the first nine months of 1994 would have been reported as $75.7 million. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

        The Company continues to suffer from declining sales in the Chi-Chi's restaurants included in its Mexican Restaurant Division (as defined below). On July 28, 1995, the Company retained the firm of Jay Alix & Associates to implement such steps as may be necessary in order to improve the Company's performance, focusing specifically on its Chi-Chi's restaurants. On August 22, 1995, John G. McGregor of Jay Alix & Associates was named president of Chi-Chi's. A series of actions have been initiated at Chi-Chi's in an effort to increase sales, improve market share and enhance its profitability. These actions include: (i) expanded responsibility and authority for individual restaurant managers in local markets; (ii) local, rather than national, direction of advertising expenditures and marketing programs; (iii) return to Chi-Chi's traditional menus and food programs; (iv) revamping of restaurant manager compensation, tying compensation to performance; and (v) continued review of operations and elimination of unprofitable or poorly performing restaurants.

        The latter action has resulted in the closing of seven restaurants. In addition, approximately 60 other marginally profitable or unprofitable Chi-Chi's restaurants are being offered for sale. In conjunction with this divestment program, the Company recorded a provision for divestitures of $41.9 million during the third quarter of 1995 which included the write down to estimated fair value less selling costs of the property and equipment associated with such restaurants as well as the provision for estimated rent subsidies on certain restaurant leases.

        The balance of the Chi-Chi's restaurants should generate sufficient cash flow to support their recorded book values. However, this will be dependent on the success of the actions currently being implemented at Chi-Chi's, which cannot be guaranteed, and may be subject to future reevaluation. The current estimated fair market value for the remaining restaurants is approximately $103 million. If the Company is unsuccessful in its efforts to improve the performance of Chi-Chi's, the Company will continue to face short-term liquidity problems.

       Working Capital Deficiency. The Company operates with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and
(iii) cash from sales is usually received before related accounts payable for food, beverages and supplies become due. The Company had a working capital deficiency of $164.4 million on September 24, 1995 (excluding the impact of $92.2 million in loans payable to banks classified as a current liability as discussed below).

       Credit Facility. On the Closing Date, The Company, FRI-M Corporation, a wholly-owned subsidiary of the Company, and certain subsidiaries of FRI-M Corporation entered into the Credit Facility. Borrowings in the amount of $93.0 million (including $6.2 million outstanding on the $14.6 million loan made on August 1, 1995 to fund an interest payment made on the 9 3/4% Senior Notes due 2002 (the "Dividend Loan")) were outstanding under the Credit Facility as of November 6, 1995. Standby letters of credit are issued under the Credit Facility primarily to provide security for future amounts payable by the Company under its workers' compensation insurance program ($38.1 million of such letters of credit were outstanding as of November 6, 1995).

       The Credit Facility contains various covenants including the maintenance of certain financial ratios. Although the Company has failed to comply with certain of such financial covenants and anticipates that it may not comply with such covenants for the fiscal quarter ending on December 31, 1995, the banks under the Credit Facility (the "Banks") have agreed in principle, subject to acceptable documentation, to waive such noncompliance, through January 31, 1996, for periods ending on or prior to January 31, 1996. In accordance with generally accepted accounting principles, and since the waivers would only extend to January 31, 1996, at this time the Company has classified the outstanding balance of $92.2 million at September 24, 1995 as a current liability in the accompanying condensed consolidated balance sheet. There can be no assurances that further waivers or amendments will be obtained after January 31, 1996.

       The Company is also negotiating with the Banks to increase the total commitment available under the Credit Facility by up to $8,000,000 until January 31, 1996.

       The Company and the Banks are currently negotiating an amendment of the Credit Agreement to effect the changes to the Credit Agreement described above (the "Amendment"), however, the Amendment is subject to the Banks' approval of the documentation relating thereto (including the approval of an agreement pursuant to which certain of the shareholders of the Company agree, subject to certain conditions, to purchase a participation in up to $8,000,000 of loans under the Credit Agreement).

       Other. Subsequent to August 1, 1995, the Dividend Loan was reduced to $6.2 million with the proceeds received from the completion of two sale/leaseback transactions and several equipment financings for new restaurants. The sale/leasebacks of four additional restaurants, with net proceeds of approximately $4.2 million, have recently been completed, and these proceeds are scheduled to be used to further reduce the Dividend Loan. The Company is exploring several additional sale/leaseback transactions and other asset sales and financings in an effort to further pay down its outstanding borrowings under the Credit Facility. However, there can be no assurances that any such transactions will be consummated. The Company is also exploring the possible divestiture of certain divisions and operations, and has retained Donaldson, Lufkin & Jenrette Securities Corporation as a financial advisor to assist in this process. There can be no assurance, however, that any such divestitures will be successfully implemented, and as such, the related net assets have not been classified as held for sale.

       B.    CAPITAL EXPENDITURES

       As noted in the Condensed Consolidated Statements of Cash Flows, net cash used in investing activities was $25.4 million for the first nine months of 1995 versus $192.6 million for the one month ended January 26, 1994 and $39.7 million for the eight months ended September 25, 1994. Included in investing activities for 1994 is the acquisition of Chi-Chi's which represented $194.9 million and the partial conversion of certain Bob's Big Boy restaurants to the Company's concepts which represented $5.6 million.

       The Company embarked in 1994 on a comprehensive capital investment program. The Company expected to spend an aggregate of approximately $100 million to $130 million of discretionary funds under such capital investment program, in addition to the annual capital expenditures of approximately $16 million to $19 million devoted to normal improvements of the Company's restaurants. Subsequent to the Acquisition, the Company has remodeled 111 family restaurants and 79 Mexican restaurants at an aggregate cost of approximately $35.5 million. Due to the deterioration in operating cash flow as described above, the Company has suspended its remodel program for all restaurants indefinitely. In addition, expansion of the Family Restaurant Division (as defined below) has been limited to 10 new restaurants for which agreements have already been completed. As reported previously, the Company has no current plans to open new Mexican restaurants. All other capital projects are being tightly controlled until an improvement in operating cash flow is realized. The Credit Agreement prohibited the Company from spending more than $7.0 million on capital expenditures from July 1, 1995 to October 31, 1995.

RESULTS OF OPERATIONS.

Third Quarter of 1995 as compared to Third Quarter 1994

        The Company's total sales for the third quarter of 1995 decreased by $8,621,000 or 3.0% as compared to total sales for the same period in 1994. The sales decrease was due to decreases in sales of comparable restaurants and restaurants divested or closed. These decreases were offset, in part, by sales increases for restaurants previously identified for divestment which are included in the Company's operating results for 1995 but were not included in the Company's operating results in 1994 (24 restaurants as of September 24, 1995), the impact of additional sales of certain Bob's Big Boy restaurants converted to Coco's and Carrows during 1994 and the additional sales of new restaurants opened during 1994 and 1995. The breakdown of the decrease in sales for the third quarter of 1995 is set forth below:

                                                           Third Quarter
                                                             1995 Sales
                                                              Decrease
                                                           --------------
                                                          ($ in thousands)
Sales of Restaurants Previously
  Identified for Divestment                                   $  9,585
Increase in Sales of New Restaurants (1)                         3,989
Increase in Sales of Bob's Big Boy
  Restaurants (2)                                                  991
Decrease in Sales of Restaurants Sold
  or Closed                                                     (6,456)
Decrease in Sales of Comparable
  Restaurants                                                  (16,730)
                                                               --------
    Total                                                     $ (8,621)
                                                              ========

-----------
(1) Reflects the Company's opening of nine new restaurants in 1994 and five new restaurants in 1995.

(2) Reflects increased sales for the Bob's Big Boy restaurants converted to Coco's or Carrows in 1994.

        Comparable restaurants as utilized in this calculation excludes restaurants previously identified for divestment. Sales for comparable restaurants decreased by $16,730,000 or 7.0% for the third quarter of 1995 as compared to the same period in 1994. This comparable sales decrease reflects decreases in both the Family Restaurant Division and Mexican Restaurant Division, although the Family Restaurant Division reported improved comparable sales for the second consecutive quarter. Management believes the comparable sales decrease is due to an increasingly competitive operating environment for restaurants and in the case of the Family Restaurant Division (which operates primarily in California), new California smoking legislation effective on January 1, 1995. The comparable sales decrease in the Mexican Restaurant Division was entirely due to the poor performance of the Company's Chi-Chi's restaurants, which continue to suffer from declining sales. As discussed above, the Company has initiated steps to improve the performance of these restaurants.

         Product cost decreased by $2,164,000 or 2.7% in the third quarter of 1995 as compared to the same period in 1994. As a percentage of sales, product cost remained relatively stable at 28.0% in the third quarter of 1995 versus 27.9% in 1994.

         Payroll and related costs decreased by $956,000 or 0.9% in the third quarter of 1995 as compared to the same period in 1994. As a percentage of sales, payroll and related costs increased from 36.0% in the third quarter of 1994 to 36.8% in 1995 due to the inclusion of restaurants previously identified for divestment which generally have weaker margins as a result of lower sales volumes and the impact of declining comparable restaurant sales which puts pressure on operating margins. Increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage that must be paid to tipped employees) increase the Company's payroll cost. The Company's response to, and the impact of, any future legislation covering minimum wages will depend on the specific terms of any such legislation.

         Occupancy and other operating expenses increased by $2,488,000 or 3.7% in the third quarter of 1995 as compared to the same period in 1994. This increase reflects the costs related to restaurants previously identified for divestment which were not included in the Company's operating results for 1994, increased media spending and increases in various other operating expenses. As a percentage of sales, occupancy and other operating expenses increased from 22.9% in the third quarter of 1994 to 24.5% in 1995 due to the factors discussed with respect to payroll and related costs and the impact of increased media spending and increased operating expenses.

         Depreciation and amortization expenses increased by $1,792,000 or 13.7% in the third quarter of 1995 as compared to the same period in 1994. This increase reflects the additional depreciation related to capital expenditures made from the third quarter of 1994 through the third quarter of 1995 offset, in part, by a decrease in goodwill amortization due to the write-off of Chi-Chi's goodwill as described in the Form 10-K.

         General and administrative expenses increased by $2,155,000 or 19.8% in the third quarter of 1995 as compared to the same period in 1994. This increase was due, in part, to a reduction in foreign license fee income (which is reported as an offset to general and administrative expenses). Also contributing to the increase were the reversal of corporate bonus accruals, proceeds from a legal settlement and a note receivable settlement that were reflected in the third quarter 1994 operating results. As a percentage of sales, general and administrative expenses increased from 3.7% in the third quarter of 1994 to 4.6% in 1995, primarily as a result of the foregoing factors, as well as the decline in sales.

         Depreciation and amortization expenses increased by $1,792,000 or 13.7% in the third quarter of 1995 as compared to the same period in 1994. This increase reflects the additional depreciation related to capital expenditures made from the third quarter of 1994 through the third quarter of 1995 offset, in part, by a decrease in goodwill amortization due to the write-off of Chi-Chi's goodwill as described in the December 25, 1994 Form 10-K.

         Restructuring costs of $1,366,000 were incurred in the third quarter of 1995. These costs are primarily related to professional fees paid to consultants, severance and related costs and other restructuring related expenses.

         The Company reported a loss on disposition of properties of $5,453,000 in the third quarter of 1995 as compared to a loss of $5,280,000 in the same period in 1994. The loss in 1995 is primarily due to the write-off of costs associated with cancelled capital projects, both remodels and new restaurant expansion, and the loss associated with the closure of six restaurants.

         Interest expense, net increased by $1,775,000 or 12.6% in the third quarter of 1995 as compared to the same period in 1994. This increase resulted from interest on working capital borrowings on the revolving line of credit which were outstanding throughout the quarter as compared to smaller working capital borrowing during the third quarter of 1994 and fees paid in connection with the Fourth Amendment to the Credit Agreement. The interest on working capital borrowings was partially offset by the impact on interest expense of other debt reductions.

First Nine Months of 1995 as compared to First Nine Months of 1994

         As a result of the impact of the Acquisition on the Company's capital structure, the Company's adoption of fresh start reporting and the acquisition of Chi-Chi's, the results of operations for the first nine months of 1995 are not comparable to those for the first nine months of 1994 which includes eight months of the Successor Company's operations and one month of the Predecessor Company's operations. For certain key operating elements of the statement of operations, however, the following analysis of a comparison of the Successor Company's operations for the first nine months of 1995 to the operations (eight months of the Successor Company plus one month of the Predecessor Company) for the first nine moths of 1994 is provided. Because of the lack of comparability of results for this time period, depreciation and amortization and interest expense, net are not discussed.

        The Company's total sales for the nine month period increased by $8,707,000 or 1.0% as compared to total sales for the same period in 1994.
This increase was due to sales from Chi-Chi's restaurants for January 1995 for which there were no comparable sales in 1994 due to the timing of the Chi-Chi's Merger on January 27, 1994, the impact of the Bob's Big Boy restaurant conversions, the additional sales of the new restaurants opened during 1994 and 1995 and sales for restaurants previously identified for divestment which are included in the Company's operating results for 1995 but were not included in the Company's operating results in 1994 (24 restaurants as of September 24, 1995). These sales increases were offset, in part, by decreases related to restaurants divested or closed and a decrease in sales of comparable restaurants for the nine month period. The breakdown of the increase in sales for the first nine months of 1995 is set forth below:


                                                          First Nine Months
                                                              1995 Sales
                                                               Increase
                                                          -----------------
                                                          ($ in thousands)
Chi-Chi's Sales for January 1995                              $ 28,891
Sales of Restaurants Previously
  Identified for Divestment                                     32,226
Increase in Sales of New Restaurants (1)                        10,446
Increase in Sales of Bob's Big Boy
  Restaurants (2)                                                4,551
Decrease in Sales of Restaurants Sold
  or Closed                                                    (25,298)
Decrease in Sales of Comparable
  Restaurants                                                  (42,109)
                                                              --------
    Total                                                     $  8,707
                                                              ========

------------
(1) Reflects the Company's opening of nine new restaurants in 1994 and five new restaurants in 1995. Sales of new Chi-Chi's restaurants are only included for February through September 1995.

(2) Reflects increased sales for the Bob's Big Boy restaurants converted to Coco's or Carrows in 1994.

        Comparable restaurants as utilized in this calculation excludes restaurants previously identified for divestment and Chi-Chi's operations for January 1995. Sales for comparable restaurants decreased by $42,109,000 or 5.6% for the first nine months of 1995 as compared to 1994. This comparable sales decrease reflects decreases in both the Family Restaurant Division and Mexican Restaurant Division. The comparable sales decrease is due to an increasingly competitive operating environment for restaurants, particularly effective promotional activities during the first quarter of the prior year, and in the case of the Family Restaurant Division (which operates primarily in California), new California smoking legislation effective on January 1, 1995. The comparable sales decrease in the Mexican Restaurant Division was primarily due to Chi-Chi's.

         Product cost increased by $5,006,000 or 2.1% in the first nine months of 1995 as compared to the same period in 1994. This increase reflects Chi-Chi's product cost for January 1995 for which there was no comparable cost in 1994 due to the timing of the Chi-Chi's Merger on January 27, 1994. As a percentage of sales, product cost increased from 28.1% in the first nine months of 1994 to 28.4% in 1995.

         Payroll and related costs increased by $11,356,000 or 3.7% in the first nine months of 1995 as compared to the same period in 1994. This increase reflects the impact of Chi-Chi's January 1995 costs as discussed previously and costs related to restaurants previously identified for divestment which were not included in the Company's results for 1994 but are included in the Company's operating results in 1995. As a percentage of sales, payroll and related costs increased from 36.1% in the first nine months of 1994 to 37.0% in 1995 due to the inclusion of the restaurants previously identified for divestment which generally have poorer margins as a result of lower sales volumes and the impact of declining comparable restaurant sales which puts pressure on operating margins.

         Occupancy and other expenses increased by $18,708,000 or 9.8% in the first nine months of 1995 as compared to the same period in 1994. This increase reflects the impact of the same factors affecting payroll and related costs discussed above and increased media spending. As a percentage of sales, occupancy and other operating expenses increased from 22.5% in the first nine months of 1994 to 24.5% in 1995 due to the factors discussed with respect to payroll and related costs and the impact of increased media spending.

         General and administrative expenses increased by $5,166,000 or 13.5% in the first nine months of 1995 as compared to the same period in 1994, primarily due to the inclusion of Chi-Chi's general and administrative expenses for January 1995, which were not included for the same period in 1994, severance and related costs resulting from corporate staff reductions, a reduction in foreign license fee income, increased training costs in the Mexican Restaurant Division and the occurrence of certain income items that offset these expenses in 1994 such as the reversal of corporate bonus accruals, proceeds from a legal settlement and a note receivable settlement that did not occur in 1995. As a percentage of sales, general and administrative expenses increased from 4.5% in the first nine months of 1994 to 5.1% in 1995, primarily as a result of the foregoing factors.

SELECTED DIVISION OPERATING DATA.

         The Company operates restaurant chains serving two principal market segments: full-service family restaurants (the "Family Restaurant Division") and full-service Mexican restaurants (the "Mexican Restaurant Division"). At September 24, 1995, the Company's Family Restaurant Division included 347 moderately-priced family-oriented restaurants operated primarily under the Carrows and Coco's names, and the Company's Mexican Restaurant Division operated 304 full-service restaurants primarily under the El Torito, Chi-Chi's and Casa Gallardo names. The Company also operated 21 additional restaurants under other formats.

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

                                                       Quarter Ended                       Nine Months Ended
                                                 --------------------------            --------------------------
                                                 Sept. 24,        Sept. 25,            Sept. 24,        Sept. 25,
                                                   1995             1994                 1995             1994
                                                 ---------        ---------            ---------        ---------
                                                             ($ in thousands, except average check)
Family Restaurant Division
Restaurants Open at End of Period:
  Owned/operated                                       347             343                  347              343
  Franchised and Licensed                              236             224                  236              224
Sales                                             $126,426        $127,128             $370,056         $375,653
Divisional EBITDA (a)                               17,703          16,948               43,385           42,907
Percentage increase (decrease)
  in comparable restaurant sales                      (2.2)%           0.9%                (3.2)%            0.9%
Average check                                        $6.41           $6.19                $6.40            $6.08

Mexican Restaurant Division
Restaurants Open at End of Period:
  Owned/operated                                       304             309                  304              309
  Franchised and Licensed                               27              27                   27               27
Sales                                             $142,814        $156,164             $441,350         $476,138
Divisional EBITDA (a)                                   37           9,778                1,181           33,593
Percentage decrease in comparable
  restaurant sales                                    (8.6)%          (5.4)%               (8.0)%           (3.3)%
Average check                                        $8.16           $8.07                $8.28            $8.02

Total Company
Restaurants Open at End of Period:
  Owned/operated                                       672             663                  672              663
  Franchised and Licensed                              263             251                  263              251
Sales                                             $281,337        $289,958             $852,040         $873,724
EBITDA (b)                                          17,017          27,161               42,577           75,662
Percentage decrease in comparable
  restaurant sales                                    (5.8)%          (2.9)%               (5.6)%           (1.7)%

------------
(a) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before gain (loss) on disposition of propeties, unallocated corporation overhead, interest, taxes, depreciation and amortization.

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

     None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5.  OTHER INFORMATION

        On August 22, 1995, in connection with a reorganization of the Company's management structure, Barry E. Krantz (Co-President of the Company and President, Mexican Restaurant Division) and Patricia K. Johnson (Executive Vice President and Chief Administrative Officer of the Company) left the Company. On the same date, Kevin S. Relyea was named President of the Company. On October 27, 1995, the shareholders voted to remove Mr. Krantz as a Director of the Company.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 10.1 Fourth Amendment to Revolving Credit Agreement dated as of August 1, 1995 by and among the parties to the Revolving Credit Agreement.

                 27       Financial Data Schedule.

         (b)     Reports on Form 8-K.

                 None.

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Family Restaurants, Inc.
                                        (Registrant)


                                        By: /s/ Robert T. Trebing, Jr.
                                           --------------------------------
                                                Robert T. Trebing, Jr.
                                              Senior Vice President and
                                               Chief Financial Officer
                                            (Principal Financial Officer)

Date:  November 8, 1995