Form 10-K405
period 1995-12-31
FAMILY RESTAURANTS
filed 1996-04-01
CIK 813856

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- ---
    OF 1934                                                 $250.00 FEE REQUIRED

For the fiscal year ended December 31, 1995

                 or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---
    ACT OF 1934                                             NO FEE REQUIRED

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

Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  X    No
    ---      ---

Index to exhibits appears on page 37.

The common stock of the registrant is not publicly traded. Therefore, the aggregate market value of voting stock held by non-affiliates is not readily determinable.

Number of shares of outstanding common stock as of March 29, 1996 is 988,285.

                            FAMILY RESTAURANTS, INC.

                                     PART I

Item 1. BUSINESS

BACKGROUND

         Family Restaurants, Inc. (formerly known as The Restaurant Enterprises Group, Inc.) was incorporated in Delaware in 1986 and through its subsidiaries is primarily engaged in the operation of full-service restaurants throughout the United States. At December 31, 1995, the Company operated 670 restaurants in 33 states, with approximately 53% of its restaurants located in California. Additionally, as of December 31, 1995, the Company was the licensor of 255 full-service restaurants in Japan and South Korea, the franchisor of six family restaurants and three Mexican restaurants in the United States and the franchisor of 18 Mexican restaurants outside the United States. See "--Franchised and Licensed Restaurants."

         The Company operates restaurant chains serving two principal market segments: full-service family restaurants (the "Family Restaurant Division") and full-service Mexican restaurants (the "Mexican Restaurant Division"). At December 31, 1995, the Family Restaurant Division included 349 moderately-priced family-oriented restaurants operated primarily under the Coco's and Carrows names, and the Mexican Restaurant Division operated 300 full-service restaurants primarily under the Chi-Chi's, El Torito and Casa Gallardo names. The Company also operated 21 additional restaurants under other formats.

         On January 27, 1994 (the "Closing Date"), Apollo FRI Partners, L.P. ("Apollo"), Green Equity Investors, L.P. ("GEI") and Foodmaker, Inc. ("Foodmaker") acquired approximately 98% of the then outstanding common stock, par value $.01 per share (the "Common Stock") of the Company (the "Acquisition"). Concurrently, Chi-Chi's, Inc. ("Chi-Chi's") was merged with a subsidiary of the Company (the "Chi-Chi's Merger"). See "--The Acquisition." On November 20, 1995, Apollo entered into an Exchange Agreement with Foodmaker and GEI, pursuant to which, among other things, (i) on December 20, 1995 Foodmaker transferred all of the shares of the Company's Common Stock, par value $.01 per share (the "Common Stock") and the Warrant (as defined below) owned by it to Apollo and (ii) on November 20, 1995, GEI transferred 19,609 shares of the Common Stock held by it to Apollo. See "--Change in Control."

         On March 1, 1996, the Company entered into a definitive agreement to sell its Family Restaurant Division to an indirect wholly-owned subsidiary of Flagstar Companies, Inc. ("Flagstar") in a transaction with an enterprise value of approximately $306.5 million, subject to certain post-closing adjustments based on a closing balance sheet, with consideration consisting of cash and notes and the assumption of certain capitalized lease obligations (the "FRD Sale"). Consummation of the FRD Sale is subject to customary terms and conditions. See "--Sale of Family Restaurant Division."

         Unless the context otherwise requires, reference to the "Company" refers to The Restaurant Enterprises Group, Inc. and its consolidated subsidiaries (not including Chi-Chi's) when used with respect to historical information relating to periods prior to January 27, 1994 included herein, and refers to Family Restaurants, Inc. and its consolidated subsidiaries, giving effect to the Acquisition, the Chi-Chi's Merger and related transactions and the Strategic Divestment Program described below, when used with respect to information relating to periods after January 27, 1994.

FAMILY RESTAURANT DIVISION

         The Family Restaurant Division included 349 restaurants as of December 31, 1995 operating principally under the Coco's and Carrows concepts, approximately 74% of which are located in California. The restaurants are typically open either 18 or 24 hours a day and offer a menu of moderately priced breakfast, lunch and dinner items with an average food check per person (excluding alcoholic beverage sales) of approximately $6.73 for Coco's and $6.08 for Carrows. Coco's and Carrows restaurants generally contain from 5,000 to 6,000 square feet of floor space and accommodate approximately 95 to 180 guests in the restaurant. See "--Sale of Family Restaurant Division."

MEXICAN RESTAURANT DIVISION

         The Company operated 300 Mexican restaurants primarily under the Chi-Chi's, El Torito and Casa Gallardo names as of December 31, 1995. The Company is the largest operator of full-service Mexican restaurants in the United States, based upon both number of restaurants and annual revenues.

         The Chi-Chi's, El Torito and Casa Gallardo restaurants serve moderately priced, high-quality Mexican food and a wide selection of alcoholic beverages. The average food check per person (excluding alcoholic beverage sales) is approximately $7.78 for Chi-Chi's, $8.91 for El Torito and $8.00 for Casa Gallardo restaurants. Chi-Chi's restaurants generally contain from 5,000 to 10,600 square feet of floor space and accommodate approximately 200 to 400 guests in the restaurant and lounge. El Torito restaurants generally contain from 8,000 to 10,000 square feet of floor space and accommodate approximately 300 to 400 guests in the restaurant and lounge. The Company's Mexican restaurants are generally located in freestanding buildings in densely populated suburban areas, and the Company believes their festive atmosphere and moderate prices are especially appealing to family clientele.

OTHER RESTAURANTS

         The Company operated 21 traditional dinnerhouses in California as of December 31, 1995, primarily under the Charley Brown's and Reuben's names. The traditional dinnerhouses are no longer a part of the Company's core operating strategy and are being marketed for sale as both a combined group and individually. The restaurants currently being operated generally have excellent locations and positive cash flow before certain unallocated corporate overhead.

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

EMPLOYEES

         At December 31, 1995, the Company had approximately 42,500 employees, of whom 39,400 were restaurant employees, 2,600 were field management and 500 were corporate personnel. Upon the completion of the FRD Sale, the Company estimates it will have approximately 25,400 employees. Employees are paid on an hourly basis, except restaurant managers, corporate and field management and administrative personnel. Restaurant employees include a mix of full-time and part-time, mostly hourly personnel, enabling the Company to provide services necessary during hours of restaurant operations. The Company has not experienced any significant work stoppages and believes its labor relations are good.

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

         The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. At December 31, 1995, approximately 47% of the Company's employees were paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit.

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

         Currently, the Company franchises only nine restaurants in the United States. However, the Company is currently evaluating opportunities to franchise its El Torito concept. See "--Franchised and Licensed Restaurants." The Company believes its nine franchises are operating in substantial compliance with applicable laws and regulations governing such operations.

TRADEMARKS AND SERVICE MARKS

         The Company regards its trademarks and service marks as important to the identification of its restaurants and believes that they have significant value in the conduct of its business. The Company has registered various trademarks and service marks with the United States Patent and Trademark Office. In addition to its Federal registrations, certain trademarks and service marks have been registered in various states in which the Company operates restaurants. Also, many of the Company's menus, training manuals and other printed manuals utilized in conjunction with its business are copyrighted. Certain trademarks and service marks will be transferred to Flagstar in connection with the FRD Sale.

FRANCHISED AND LICENSED RESTAURANTS

         Pursuant to a Technical Assistance and License Agreement dated as of December 13, 1979 (the "1979 License Agreement"), Coco's Japan Co., Ltd. ("CJCL") was granted the exclusive right to use the Company's Coco's family restaurant concept in Japan, and in connection therewith, CJCL and certain of its sublicensees opened 194 Coco's restaurants in Japan. In April 1995, Coco's Restaurants, Inc., an indirect subsidiary of the Company, entered into a Technical Assistance and License Agreement (the "Licensing Agreement"), which
(i) extends, until February 2010, CJCL's exclusive right to use the Company's Coco's family restaurant concept in Japan and (ii) grants CJCL the right to develop the

Company's El Torito Mexican restaurant concept in Japan. At December 31, 1995, CJCL operated 220 Coco's and four El Torito restaurants in Japan.

         Pursuant to the 1979 License Agreement, CJCL granted a sublicense to Midopa Co., Ltd. ("Midopa") to develop, until mid-1997, the Coco's concept in South Korea. The Licensing Agreement extends CJCL's right to sublicense the development by Midopa of the Coco's concept in South Korea; provided, that if CJCL and Midopa do not enter into a new sublicense agreement on or before December 31, 1996, CJCL's right to sublicense development of the Coco's concept in South Korea is terminated. At December 31, 1995, Midopa was operating 31 restaurants under the Coco's name in South Korea.

         In 1990, the Company established CFC Franchising Company to market domestically Coco's family restaurant concept franchises. Six such Coco's franchised restaurants have been opened. At December 31, 1995, Chi-Chi's had entered into franchise agreements with three individuals or entities covering limited portions of one state, the Province of Quebec and all other international markets, excluding Canada, and El Torito Restaurants, Inc. ("El Torito") had entered into a franchise agreement with one entity covering New York City. Under these franchise agreements, three restaurants are operated in the United States and 18 restaurants are operated in other markets. The Company is not currently offering additional franchises or additional territories in the United States. However, the Company is currently evaluating additional domestic and international opportunities to franchise its El Torito concept.

         Franchise and license fees were $4,824,000 for the year ended December 31, 1995, $6,041,000 for the eleven months ended December 25, 1994 (including Chi-Chi's fees subsequent to the Acquisition), $546,000 for the one month ended January 26, 1994 and $4,942,000 for the year ended December 26, 1993, of which 84%, 87%, 82% and 94%, respectively, were from CJCL and its sublicensees. Related costs were not significant. The Company owns no assets located overseas.

THE ACQUISITION

         The Acquisition involved the following components and related transactions, all of which (unless otherwise noted) were consummated on the Closing Date:

         New Equity Investment. Apollo, GEI, Foodmaker and certain officers of the Company made a $154.7 million new equity investment (the "New Equity Investment") in the Company pursuant to the Acquisition Agreement, dated as of October 15, 1993, among the Company, Apollo, GEI, Foodmaker and Chi-Chi's (as amended, the "Acquisition Agreement") and the Employee Stock Purchase (as defined below). Apollo purchased 40.0% of the Common Stock outstanding immediately following the Closing Date for $62.3 million in cash, and GEI purchased 18.4% of the Common Stock outstanding immediately following the Closing Date for $28.8 million in cash. Foodmaker acquired 40.0% of the Common Stock outstanding immediately following the Closing Date, with a value of $62.3 million, in the Chi-Chi's Merger.

         Chi-Chi's Merger. The Company acquired Chi-Chi's, a wholly-owned subsidiary of Foodmaker and the operator, directly or indirectly through its subsidiaries, or franchisor of 235 full-service Mexican restaurants, through a merger of a newly-formed subsidiary of the Company with Chi-Chi's. Foodmaker received (i) $205.0 million in cash, less the principal amount of capital leases and the face amount of certain indebtedness of Chi-Chi's existing or assumed by the Company in connection with the Chi-Chi's Merger, (ii) 389,634 shares of Common Stock and (iii) a warrant to purchase, at an aggregate exercise price of $26.7 million, 10% of the Common Stock outstanding assuming the full exercise thereof (the "Warrant").

         Credit Facility. The Company, FRI-M Corporation (formerly known as REG-M Corp.), a wholly-owned subsidiary of the Company ("FRI-M"), and certain subsidiaries of FRI-M (the "Subsidiary Guarantors") entered into a $150.0 million five-year fully revolving credit facility (the "Credit Facility") with a $100.0 million sub-limit for standby letters of credit to be used for general corporate purposes, including working capital and capital expenditures. Borrowings under the Credit Facility are made by FRI-M. Such borrowings are guaranteed by the Company and the Subsidiary Guarantors and are secured by substantially all of the assets of such subsidiaries and by a pledge of the stock of FRI-M and the Subsidiary Guarantors. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources" for a discussion of certain limitations to the total commitment available under the Credit Facility.

         Prepackaged Plan. The Company and REG-M Corp. commenced Chapter 11 cases on November 23, 1993, and a prepackaged joint plan of reorganization (the "Plan") was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. On the Closing Date, substantially all of the Company's old debt and equity securities were cancelled and extinguished through consummation of the Plan and holders thereof received cash distributions as follows. For each $1,000 principal amount of 12 1/4% Senior Subordinated Notes due 1996 (the "Old Senior Subordinated Notes"), holders received $939.26 in cash plus an additional cash amount equal to interest accrued on $939.26 from May 19, 1993 to the Closing Date at a rate equal to 10.05% per annum (the "Accrual Rate"). For each $1,000 principal amount of 12 3/4% Subordinated Notes due 1998 (the "Old Subordinated Notes" and, together with the Old Senior Subordinated Notes, the "Old Notes"), holders received $646.18 in cash plus an additional cash amount equal to interest accrued on $646.18 from May 19, 1993 to the Closing Date at the Accrual Rate. For each share of 12% Cumulative Exchangeable Preferred Stock (the "Preferred Stock"), holders received $17.88 in cash and for each share of Class D Common Stock (the "Old Common Stock"), holders received $.50 in cash.

         Employee Stock Purchase and Management Incentive Plan. In connection with the Acquisition, the Company adopted a new management incentive plan, pursuant to which certain officers and employees of the Company were granted the right to purchase up to 40,900 shares of Common Stock (constituting up to 4.1% of the Common Stock outstanding immediately following such purchases) at $160 per share (the "Employee Stock Purchase"), the same per share price paid by Apollo and GEI in the New Equity Investment. The Employee Stock Purchase was consummated on the Closing Date with respect to certain officers (15,625 shares of Common Stock) and on May 19, 1994 and July 31, 1994 with respect to the other participants (22,552 shares of Common Stock). No more than fifty percent of the purchase price was authorized to be financed through interest-bearing recourse notes payable to the Company. The Company has repurchased 8,992 shares of Common Stock due to employee terminations, leaving 29,185 shares currently owned by management stockholders and terminated employees. The individuals who purchased Common Stock were also granted options to purchase 20,822 shares of Common Stock in the future at an exercise price initially set at $160 per share. The Company also granted options to purchase approximately 30,000 shares of Common Stock to approximately 800 other employees.

         Strategic Divestment Program. In the first quarter of 1993 the Company announced a program (the "Strategic Divestment Program") to strategically divest itself of 169 restaurants in order to (i) eliminate restaurants with negative cash flow, (ii) exit all but the best traditional dinnerhouse locations and
(iii) focus on the Company's family and Mexican restaurants in the six Western states of California, Arizona, Washington, Oregon, Nevada and New Mexico.

         In connection with the Acquisition, the Company reduced by 60 restaurants (from 169 to 109) the number of restaurants to be divested under the Strategic Divestment Program. Two additional restaurants were added to the program in late 1993. Also, in connection with the Chi-Chi's Merger, 11 poor performing restaurants were designated for divestment. As of December 25, 1994, 77 properties had been divested, leaving 45 properties remaining to be divested (including eight properties that were closed). Because the Strategic Divestment Program was scheduled for completion at the end of fiscal 1994, all remaining restaurants identified for divestment that were operating at the end of fiscal 1994 were included in operations in 1995, although several of the restaurants continue to be marketed and sold.

CHANGE IN CONTROL

         On November 20, 1995, Apollo entered into an Exchange Agreement with each of Foodmaker and GEI (the "Exchange Agreements") pursuant to which, among other things, (i) on December 20, 1995 Foodmaker transferred all of the shares of the Common Stock and the Warrant held by it to Apollo, (ii) on November 20, 1995 GEI transferred 19,609 shares of the Common Stock held by it to Apollo and
(iii) the Shareholders' Agreement, dated as of

January 27, 1994, by and among Apollo, GEI and Foodmaker (the "Shareholders' Agreement") was terminated as between themselves and the Company. In connection with the foregoing, Jackson W. Goodall, Jr., Charles W. Duddles and Edward Gibbons, the three members of the Company's Board of Directors (the "Board") nominated by Foodmaker pursuant to the Shareholders' Agreement, and Leonard I. Green and Jonathan D. Sokoloff, the two members of the Board nominated by GEI, resigned from the Board and from each other position, if any, held with the Company or its subsidiaries. The foregoing transactions were consummated after the lenders under the Company's Credit Facility, in connection with their consent to an amendment thereto, required certain of the Company's shareholders to purchase a participation in certain loans under such agreement. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources." Apollo agreed to purchase such participation and, in consideration therefor, Foodmaker and GEI agreed to transfer the shares of Common Stock and the Warrant as set forth above.

         Prior to the consummation of the foregoing transactions, Apollo, GEI and Foodmaker, the Company's three largest shareholders, held approximately 39%, 18% and 39%, respectively, of the Company's Common Stock, and pursuant to the terms of the Shareholders' Agreement, controlled the Company. Upon consummation of the foregoing transactions, Apollo, GEI and Foodmaker held approximately 81%, 16% and 0% of the Common Stock, respectively. Consequently, Apollo, through its ownership of the Common Stock, controls the Company.

SALE OF FAMILY RESTAURANT DIVISION

         On March 1, 1996, the Company entered into a definitive agreement (the "Sale Agreement") to sell the Family Restaurant Division to an indirect wholly-owned subsidiary of Flagstar in a transaction with an enterprise value of approximately $306.5 million. Consummation of the FRD Sale is subject to customary terms and conditions.

         Under the terms of the Sale Agreement, the Company will receive, subject to certain post-closing adjustments based on a closing balance sheet, cash of $125 million and $150 million principal amount of 12-1/2% Senior Notes due in 2004 (the "Flagstar Notes"), and Flagstar will assume $31.5 million of long-term debt, primarily capitalized lease obligations. In addition, Flagstar is required to (i) file a registration statement with the Securities and Exchange Commission with respect to the resale of the Flagstar Notes within 45 days after the date of original issuance of the Flagstar Notes and (ii) use its best efforts to cause such registration statement to become effective within 105 days after such issue date. In connection with the sale, the Company (including one of its subsidiaries) has agreed, subject to certain limitations, to indemnify Flagstar against certain losses if they occur, primarily relating to events prior to the closing. Flagstar has agreed to indemnify the Company, with certain exceptions, for certain events occurring after the closing. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."

Item 2.  PROPERTIES

         Of the 670 restaurants operated by the Company as of December 31, 1995, the Company owned the land and building for 58, owned the building and leased the land for 101 and leased both land and building for the remaining 511 restaurants. Most of the restaurants are free-standing units ranging from approximately 5,000-6,000 square feet for a family restaurant to approximately 5,000-10,000 square feet for a Mexican restaurant. Most of the leases provide for the payment of a base rental or approximately 5% to 6% of gross sales, whichever is greater, plus real estate taxes, insurance and other expenses.

         The leases (assuming exercise of all options) have terms expiring as follows:

                                                        Number of
         Lease Expiration                              Restaurants
         ----------------                              -----------
         1996-2000                                          39
         2001-2005                                         158
         2006 and later                                    415
                                                           ---
              Total                                        612
                                                           ===

         In addition, the Company owns (i) a 110,000 square-foot building in Irvine, California which houses El Torito operations staff, certain support personnel for the Company, a central commissary and a warehouse and (ii) a 43,120 square-foot building in Irvine, California which houses support personnel for the Company. The Company also leases (i) a 53,000 square-foot building in Irvine, California which houses the Family Restaurant Division, the Company's headquarters personnel and certain support functions of the Company, (ii) a 62,000 square-foot building in Louisville, Kentucky which houses the Chi-Chi's operations and support functions and (iii) various other smaller offices and warehouses. The 110,000 square-foot owned building and the 53,000 square-foot leased building, along with various other smaller offices and warehouses, will be transferred to Flagstar in connection with the FRD Sale.

         Substantially all of the Company's assets have been pledged under the Credit Facility. However, of the 159 owned restaurants at December 31, 1995 (building or land and building), 18 were subject to security interests in favor of other third parties.

         The following table details the Company-operated restaurants by division and state of operation as of December 31, 1995.

                                                                    Total
                                                Traditional       Number of
State                    Family*    Mexican     Dinnerhouse      Restaurants
- -----                    -------    -------     -----------      -----------
California                   259         78              21              358
Ohio                           0         32               0               32
Arizona                       26          2               0               28
Pennsylvania                   0         25               0               25
Texas                         25          0               0               25
Indiana                        3         18               0               21
Illinois                       0         20               0               20
Michigan                       0         17               0               17
Missouri                       2         10               0               12
Oregon                         9          3               0               12
Wisconsin                      0         12               0               12
Maryland                       0         11               0               11
Virginia                       0         11               0               11
Minnesota                      0          9               0                9
Nevada                         8          0               0                8
Washington                     7          1               0                8
Colorado                       6          1               0                7
Kentucky                       0          7               0                7
New Jersey                     0          7               0                7
Iowa                           0          6               0                6
New York                       0          6               0                6
Florida                        0          5               0                5
New Mexico                     4          0               0                4
Kansas                         0          3               0                3
Massachusetts                  0          3               0                3
West Virginia                  0          3               0                3
Delaware                       0          2               0                2
North Carolina                 0          2               0                2
North Dakota                   0          2               0                2
Connecticut                    0          1               0                1
Nebraska                       0          1               0                1
South Carolina                 0          1               0                1
South Dakota                   0          1               0                1
                             ---        ---              --              ---

  Total                      349        300              21              670
                             ===        ===              ==              ===


- ----------
*  To be sold to Flagstar - See "BUSINESS--Sale of Family Restaurant Division."

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         There is no established public trading market for the Common Stock.

         At March 29, 1996, there were 92 stockholders of record of Common Stock. No other class of stock was outstanding as of that date. No dividends have been paid by the Company to its common stockholders.

         Each of the indentures (collectively, the "Indentures") governing the Company's outstanding $300.0 million principal amount of 9-3/4% Senior Notes due 2002 (the "Senior Notes") and the Company's 10-7/8% Senior Subordinated Discount Notes due 2004 (the "Discount Notes" and together with the Senior Notes, the "Notes") and the Credit Facility imposes certain restrictions on the Company's ability to pay dividends.

Item 6.  SELECTED FINANCIAL DATA
        (in thousands except per share amounts)

                                         Successor Company
                                   -----------------------------                         Predecessor Company
                                                   As of and for  --------------------------------------------------------------
                                   As of and for    the Eleven     For the One              As of and for the Years Ended
                                   the Year Ended  Months Ended    Month Ended    ----------------------------------------------
                                      Dec. 31,       Dec. 25,       Jan. 26,         Dec. 26,        Dec. 28,       Dec. 30,
                                        1995           1994           1994             1993            1992           1991
                                        ----           ----           ----             ----            ----           ----
INCOME STATEMENT DATA:

Sales                              $1,134,359      $1,048,674     $  64,741       $ 884,910       $ 930,069       $ 869,862
Cost of Sales:
  Product cost                        322,194         293,413        19,184         259,512         276,020         250,623
  Payroll and related costs           419,185         377,569        24,780         331,747         352,841         313,974
  Occupancy and other
    operating expenses                275,164         243,147        13,712         197,797         211,332         198,240
Depreciation and amortization          57,836          48,646         2,800          32,224          50,538          47,872
General and administrative
  expenses                             56,245          49,059         4,071          44,164          48,376          45,684
Gain (loss) on disposition
  of properties                       (12,067)         (5,685)           12          (4,916)         (7,786)          1,097
Provision for divestitures and
  write-down of long-lived assets      44,500         144,780             0          10,400         135,046               0
Restructuring costs                     4,392               0             0               0               0               0
Debt restructuring costs                    0               0             0           4,239           1,072               0
Reorganization items                        0               0       479,427          (1,091)              0               0
Interest expense, net                  65,277          51,419         4,097          50,276          45,582          42,321
Income tax provision                    1,208           1,773            55             658             721             522
                                   ----------      ----------     ---------       ---------       ---------       ---------
Income (loss) before extra-
  ordinary item and cumula-
  tive effect of a change in
  accounting principle               (123,709)       (166,817)      475,481         (52,114)       (199,245)        (28,277)
Extraordinary gain on extin-
  guishment of debt                         0           2,941        72,561               0               0               0
Effect of adopting SFAS 109                 0               0             0               0            (667)              0
                                   ----------      ----------     ---------       ---------       ---------       ---------
Net income (loss)                    (123,709)       (163,876)      548,042         (52,114)       (199,912)        (28,277)
Preferred dividends                         0               0         1,698          20,232          17,737          13,499
                                   ----------      ----------     ---------       ---------       ---------       ---------

Net income (loss) attribut-
  able to common shares            $ (123,709)     $ (163,876)    $ 546,344       $ (72,346)      $(217,649)      $ (41,776)
                                   ==========      ==========     =========       =========       =========       =========

Loss per common share before
  extraordinary item (3)           $  (124.75)     $  (168.55)

Net loss attributable to
  common shares (3)                $  (124.75)     $  (165.58)

BALANCE SHEET DATA:

Working capital (deficiency)       $   45,114 (4)  $ (155,481)                    $ (95,209)       (109,692)      $ (59,024)
Current assets                        267,077          43,015                        77,109          64,948          77,769
Total assets                          551,270         734,598                       366,577         383,298         486,449
Current liabilities                   221,963         198,496                       172,318         174,640         136,793
Liabilities subject to settle-
  ment under reorganization
  proceedings                               0               0                       320,194 (5)     277,010 (5)           0
Non-current portion of long-
  term debt, including
  capitalized lease
  obligations                         455,203 (6)     536,495                        78,658          84,133         329,606
Redeemable cumulative
  exchangeable preferred stock              0               0                       183,921         163,689         122,712
Common stockholders' deficit         (131,576)         (7,259)                     (391,638)       (319,470)       (102,662)

SELECTED CONSOLIDATED FINANCIAL
  RATIOS AND OTHER DATA:

EBITDA (7)                         $   61,571      $   85,486     $   2,994       $  51,690       $  41,500       $  61,341
Net income (loss)                    (123,709)       (163,876)      548,042         (52,114)       (199,912)        (28,277)
Net cash provided by (used in)
  operating activities                  6,083          18,346       (18,252)         25,352          31,252          11,338
Capital expenditures                   38,022          65,618           779          20,064          38,255 (8)      16,730
Net cash provided by (used in)
  investing activities                (19,615)        (64,167)     (192,610)        (10,717)        (34,472)        (15,072)
Net cash provided by (used in)
  financing activities                 13,663          31,858       223,754         (19,839)          3,474         (10,278)
Restaurants open at end
  of period                               670             702           524             528             587             501
Ratio of EBITDA to interest
  expense                                0.94 x          1.66 x        0.73 x(9)       1.03 x(9)       0.91 x(9)       1.45 x(9)

(1) The historical basis of the Company's recorded value of goodwill represented the excess of the purchase price paid over the fair value of the identifiable net assets acquired in the 1986 acquisition of the Company from W. R. Grace & Co. (the "1986 Acquisition"). Goodwill was allocated to the respective divisions based on the financial forecast of the Company at the time of the 1986 Acquisition which was developed using the historical experience of the Company, industry trends and management's estimates of future performance. Subsequent to the 1986 Acquisition, the Company sustained significant losses and did not meet the previously prepared forecasts of revenues and operating cash flow for its Mexican and traditional dinnerhouse restaurants. Further, the Company determined that the Mexican and traditional dinnerhouse restaurants were experiencing these negative trends due to increasing competitive pressure resulting from the lack of sufficient amounts of capital to maintain and improve their facilities. The negative trends and operating losses worsened in late 1992. These factors raised substantial doubt about the Company's ability to achieve the results of operations forecast for the Mexican and traditional dinnerhouse restaurants at the time of the 1986 Acquisition and indicated that the value of the previously recorded goodwill for such restaurants would not be realized. Accordingly, the Company wrote off the remaining book value of goodwill, $107,175,000, allocated to these restaurants at December 28, 1992.

(2) During the fourth quarter of 1994, the Company wrote off the unamortized balance of the goodwill which was recorded in connection with the Chi-Chi's Merger of $144,780,000. See Note 7 of the Company's audited consolidated financial statements (the "Financial Statements").

(3) Net income (loss) per common share for the Company prior to the Acquisition is not meaningful due to debt discharge, the issuance of Common Stock and fresh start reporting. Loss per common share for the Company subsequent to the Acquisition is computed based on the weighted average shares actually outstanding (989,683 shares for the eleven months ended December 25, 1994 and 991,650 shares for the year ended December 31, 1995). The impact of the Warrant and outstanding options has not been included for such periods since the impact would be antidilutive.

(4)      Includes the impact of working capital loan classification discussed in
         Note 9 of the Financial Statements and the classification of $240,077,000 in property held for sale discussed in Note 5 of the Financial Statements.

(5) Liabilities that were cancelled and extinguished as part of the Plan are separately classified in the consolidated balance sheets as liabilities subject to settlement under reorganization proceedings and include the following:

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
                                                        ========       ========

(6) Excludes amounts related to the Family Restaurant Division and the traditional dinnerhouse restaurants which are being held for sale.

(7) EBITDA is defined as earnings (loss) before gain (loss) on disposition of properties, provision for divestitures, write-down of goodwill, interest, taxes, depreciation and amortization. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

(8) Consolidated capital expenditures includes $12,374,000 for the net cash used in the acquisition of Bob's Big Boy restaurants in 1992 (the "Bob's Big Boy Acquisition").

(9) Ratio of EBITDA to interest expense is based on the Company's historical capital structure which is not representative of the Company's capital structure subsequent to the Acquisition.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference to the "Predecessor Company" refers to The Restaurant Enterprises Group, Inc. and its consolidated subsidiaries (not including Chi-Chi's) with respect to information relating to periods prior to January 27, 1994 included herein, and reference to the "Successor Company" refers to Family Restaurants, Inc. and its consolidated subsidiaries, giving effect to the Acquisition, with respect to information about events occurring upon completion of or after the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY

         The Predecessor Company had experienced liquidity problems beginning in mid-1992, due primarily to a sales decline in the Company's Mexican and traditional dinnerhouse restaurants and expenditures made to convert the Bob's Big Boy Restaurants to the Company's Coco's or Carrows concepts. The decline in sales was attributable to several factors, including lack of sufficient capital to remodel and modernize the Company's restaurants, continued negative trends in alcoholic beverage sales in the Mexican and traditional dinnerhouse restaurants and the economic recession in California (where a majority of the Predecessor Company's restaurants were located). As a result of these liquidity problems, the Predecessor Company was unable to meet its obligations to certain of its creditors and was in default on most of its indebtedness during 1993.

         The Company and REG-M Corp. commenced Chapter 11 cases on November 23, 1993, and the Plan was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. On the Closing Date, substantially all of the Company's old debt and equity securities were cancelled and extinguished through consummation of the Plan.

         The Company currently relies primarily on internally generated funds, supplemented by working capital advances under the Credit Facility, for its liquidity. The Company's viability is therefore dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and to obtain and comply with the terms of its financing agreements.

         Operating Cash Flow. During 1995, the Company reported EBITDA (defined as earnings (loss) before gain (loss) on disposition of properties, interest, taxes, depreciation and amortization) of $61.6 million. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

         The Company continues to suffer from declining sales in the Chi-Chi's restaurants included in its Mexican Restaurant Division. See "--Goodwill Write-off." During 1995, a series of actions were initiated at Chi-Chi's in an effort to increase sales, improve market share and enhance its profitability. These actions include: (i) expanded responsibility and authority for individual restaurant managers in local markets; (ii) local, rather than national, direction of advertising expenditures and marketing programs; (iii) return to Chi-Chi's traditional menus and food programs; and (iv) elimination of unprofitable or poorly performing restaurants.

         The latter action resulted in the closing of seven restaurants and the identification of additional restaurants to be sold or having impaired asset value. Nine of these restaurants have subsequently been divested. Approximately 32 remaining marginally profitable or unprofitable Chi-Chi's restaurants are currently being offered for sale. In conjunction with this divestment program, the Company analyzed the carrying value of the Chi-Chi's long-lived assets using its current policy to determine if any impairment had occurred. See Note 3 to the Financial Statements.

As a result, during the third quarter of 1995, the Company recorded a charge for divestitures and writedowns of long-lived assets of $41.9 million. This charge also included the writedown to estimated fair value (less estimated selling costs) of the property and equipment associated with such restaurants held for sale as well as the provision for estimated rent subsidies on certain restaurants with over market value leases.

         The actions initiated at Chi-Chi's have not been successful and the continuing decline in sales has resulted in continuing short-term liquidity problems. On December 6, 1995, Kevin S. Relyea was appointed CEO of the Company and assumed responsibility for Chi-Chi's. Mr. Relyea initiated a project to re-position the concept and to re-engineer the organization's processes. On March 1, 1996, Roger K. Chamness was appointed to the position of President of Chi-Chi's. Together they are working with industry consultants to complete their re-engineering and re-positioning plans, with the goal of significantly restructuring the Company's costs during 1996 in an attempt to bring Chi-Chi's operating margins in line with the current depressed sales levels. This restructuring is intended to reduce restaurant operating costs and includes strong inventory and meal preparation controls as well as closely monitored restaurant labor scheduling. Further, management is closely evaluating Chi-Chi's general and administrative cost structure. Finally, the Company is working with certain industry consultants to develop an appropriate marketing plan.

         Working Capital Deficiency. The Company operates with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and
(iii) cash from sales is usually received before related accounts payable for food, beverages and supplies become due. The Company had a working capital deficiency of $115.1 million on December 31, 1995 (excluding the impact of $240.1 million in property held for sale discussed in Note 5 of the Financial Statements and the impact of $79.8 million in loans payable to banks classified as a current liability as discussed below).

         Credit Facility. On the Closing Date, The Company, FRI-M and certain subsidiaries of FRI-M entered into the Credit Facility. Borrowings in the amount of $91.2 million (including $14.6 million outstanding from a loan made on February 1, 1996 to fund an interest payment made on the Senior Notes) were outstanding under the Credit Facility as of March 29, 1996. Standby letters of credit are issued under the Credit Facility primarily to provide security for future amounts payable by the Company under its workers' compensation insurance program ($40.5 million of such letters of credit were outstanding as of March 29, 1996). The outstanding total commitment available under the Credit Facility, as amended, as of March 29, 1996, was $137.9 million, leaving $6.2 million of additional borrowings available thereunder.

         The Credit Facility contains various covenants including the maintenance of certain financial ratios. Although the Company has failed to comply with certain of such financial covenants and anticipates that it may not comply with such covenants for the fiscal quarters ending March 1996 and June 1996, the banks under the Credit Facility (the "Banks") have agreed to waive such noncompliance for periods ending on or prior to July 31, 1996. In accordance with generally accepted accounting principles, and since the waivers only extend through July 31, 1996, at this time the Company has classified the outstanding balance of $79.8 million at December 31, 1995 as a current liability in the accompanying consolidated balance sheet. There can be no assurances that further waivers or amendments will be obtained after July 31, 1996. Given this uncertainty, the amortization of the related debt issuance costs was accelerated assuming the debt will be retired or replaced earlier.

         Other. In the third quarter of 1995, the Company retained Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") as a financial advisor to assist the Company in the process of divesting certain divisions and operations. This process culminated in the execution of the Sale Agreement on March
1, 1996 to sell the Family Restaurant Division to Flagstar in a transaction with an enterprise value of $306.5 million, subject to certain adjustments based on a closing balance sheet. Cash proceeds from the sale will be used to repay indebtedness outstanding under the Credit Facility and for general corporate purposes, which may include future interest payments on the Senior Notes. See "BUSINESS--Sale of Family Restaurant Division." Consummation of the FRD Sale is subject to customary terms and conditions and there can be no assurances that this transaction will be consummated.

         Upon consummation of the FRD Sale, the Company will continue to be highly leveraged and have significant debt service requirements. Although management believes that the proceeds available to the Company as a result of the sale of the Family Restaurant Division (including funds available from potential sale of the Flagstar Notes), its cost restructuring and revised marketing plans for Chi-Chi's described above, and other available options (including sale of other divisions and sale/leaseback of owned properties) should be sufficient to meet its operating and debt service requirements for the foreseeable future, there can be no assurance that the Company will be able to repay or refinance the Notes at their respective maturities. The Company is currently exploring various alternatives to further reduce its debt (including indebtedness outstanding under the Notes). Among other things, the Company may use the Flagstar Notes to reduce such debt.

         CAPITAL EXPENDITURES

         As noted in the Consolidated Statements of Cash Flows, net cash used in investing activities was $19.6 million for fiscal 1995 versus $64.2 million for the eleven months ended December 25, 1994, $192.6 million for the one month ended January 26, 1994 and $10.7 million for fiscal 1993. Included in investing activities for 1994 is the acquisition of Chi-Chi's, which represented $192.4 million, and the partial conversion of certain Bob's Big Boy restaurants to the Company's concepts which represented $8.3 million.

         In 1994 the Company embarked on a comprehensive capital investment program. The Company expected to spend an aggregate of approximately $100 million to $130 million of discretionary funds under such capital investment program, in addition to the annual capital expenditures of approximately $16 million to $19 million devoted to normal improvements of the Company's restaurants. Subsequent to the Acquisition, the Company remodeled 114 family restaurants and 81 Mexican restaurants at an aggregate cost of approximately $37.2 million. Due to the deterioration in operating cash flow described above, the Company has suspended its remodel program for all restaurants indefinitely. In addition, expansion of the Family Restaurant Division has been limited to ten new restaurants for which agreements have already been completed, eight of which are now open and operating. The Company has no current plans to open new Mexican restaurants. All other capital projects are being tightly controlled until an improvement in operating cash flow is realized.

GOODWILL WRITE-OFF

         The Mexican Restaurant Division, particularly the Chi-Chi's restaurants, reported significant sales declines in the second half of 1994 which continued into 1995. These sales declines resulted in operating performance for the Chi-Chi's restaurants which was significantly lower than anticipated at the time of the Acquisition.

         CSPI Report. In July 1994, the Center for Science in the Public Interest ("CSPI") released a report which claimed, among other things, that Mexican meals were high in fat, saturated fat and sodium and that there are fewer low fat or low sodium choices in Mexican restaurants than in the Italian and Chinese restaurants that had been previously analyzed. Although restaurant officials disagreed with the report and CSPI's methods, subsequent to the CSPI study, Chi-Chi's restaurants began reporting significant declines in sales. The Company introduced a new program, called "New Mex," to all restaurants in the Mexican Restaurant Division. This new program included an extensive list of changes including new menu items, new recipes, a new menu design and look, new commercials, new china and new uniforms. This program proved ineffective in the Chi-Chi's restaurants.

         Comparable Sales Declines. Chi-Chi's restaurants reported declines in sales at comparable restaurants (as defined below) of 7.4% in the third quarter of 1994 and 15.7% in the fourth quarter of 1994. As a result of this poor sales performance, the Chi-Chi's restaurants achieved EBITDA (pro forma for the entire 1994 fiscal year) approximately 50% below the level achieved in 1993. The comparable restaurant sales declines for Chi-Chi's continued in 1995.

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

         Reevaluation of the Business Strategy. In the case of Chi-Chi's, all facets of the post-Acquisition strategy described above were reevaluated. The Mexican Restaurant Division reestablished a separate marketing department for Chi-Chi's as different regional tastes proved the unified marketing and food and beverage strategy to be unsuccessful. In addition, as a result of the lack of improvement in the performance of the remodels completed in 1994, all remodels of the Chi-Chi's restaurants were discontinued. As a result of these significant setbacks, no future expansion of Chi-Chi's is currently planned.

         Consistent with this strategic reevaluation, the Company revised its forecasts for the future operations of Chi-Chi's which resulted in a significant reduction in projected future cash flows and a lower valuation of the business. Furthermore, management concluded that it is unlikely that the Chi-Chi's restaurants will return to prior profitability levels in the foreseeable future. Accordingly, in the fourth quarter of 1994, the Company completed an evaluation of the carrying value of the Chi-Chi's goodwill and wrote off the entire unamortized balance of $144,780,000 at December 25, 1994.

         For a more detailed discussion of the methodology and assumptions employed to assess the recoverability of the Chi-Chi's goodwill, refer to Note 7 of the Financial Statements.

RESULTS OF OPERATIONS

         As used herein, "comparable restaurants" are restaurants operated by the Company on the first day of the earlier fiscal year and which continued in operation through the last day of the later year being compared.

FISCAL YEAR 1995 AS COMPARED TO FISCAL YEAR 1994

         As a result of the impact of the Acquisition on the Company's capital structure, the Company's adoption of fresh start reporting and the Chi-Chi's Merger, the results of operations for fiscal 1995 are not comparable to those for fiscal 1994 which includes eleven months of the Successor Company's operations and one month of the Predecessor Company's operations. For certain key operating elements of the statement of operations, however, the following analysis of a comparison of the Successor Company's operations for fiscal 1995 to the operations (eleven months of the Successor Company plus one month of the Predecessor Company) for fiscal 1994 is provided. Because of the lack of comparability of results for this time period, depreciation and amortization and interest expense, net are not discussed.

         The Company's total sales for 1995 increased by $20,944,000 or 1.9% as compared to 1994. This increase was due to (i) sales from Chi-Chi's restaurants for January 1995 for which there were no comparable sales in 1994 due to the timing of the Chi-Chi's Merger on January 27, 1994, (ii) the impact of the Bob's Big Boy restaurant conversions, (iii) the additional sales of the new restaurants opened during 1994 and 1995, (iv) the impact of the 53rd week of sales in 1995 and (v) sales for restaurants previously identified for divestment which are included in the Company's operating results for 1995 but were not included in the Company's operating results in 1994 (20 restaurants as of December 31, 1995). These sales increases were offset, in part, by decreases related to restaurants divested or closed and a decrease in sales of comparable restaurants for 1995. The breakdown of the increase in sales for 1995 is set forth below:

                                                                   1995 Sales
                                                                    Increase
                                                                ----------------
                                                                ($ in thousands)
Sales of Restaurants Previously
  Identified for Divestment                                        $ 40,576
Chi-Chi's Sales for January 1995                                     28,891
Increase in Sales for the 53rd Week                                  22,514
Increase in Sales of New Restaurants (1)                             14,636
Increase in Sales of Bob's Big Boy
  Restaurants (2)                                                     4,897
Decrease in Sales of Restaurants Sold
  or Closed                                                         (36,296)
Decrease in Sales of Comparable
  Restaurants                                                       (54,274)
                                                                   --------
    Total                                                          $ 20,944
                                                                   ========

- ----------
(1) Reflects the Company's opening of nine new restaurants in 1994 and eight new restaurants in 1995. Sales of new Chi-Chi's restaurants are only included for February through December 1995.

(2) Reflects increased sales for the Bob's Big Boy restaurants converted to Coco's or Carrows in 1994.

         Comparable restaurants as utilized in this calculation excludes restaurants previously identified for divestment and Chi-Chi's operations for January 1995. Sales for comparable restaurants decreased by $54,274,000 or 5.7% for 1995 as compared to 1994. This comparable sales decrease reflects decreases in both the Family Restaurant Division and Mexican Restaurant Division. The comparable sales decrease is due to an increasingly competitive operating environment for restaurants, particularly effective promotional activities during the first quarter of 1994, and in the case of the Family Restaurant Division (which operates primarily in California), new California smoking legislation effective on January 1, 1995. The comparable sales decrease in the Mexican Restaurant Division was primarily due to Chi-Chi's, which continues to suffer from declining sales. As discussed above, the Company has initiated steps to improve the performance of the Chi-Chi's restaurants.

         Product cost increased by $9,597,000 or 3.1% in 1995 as compared to 1994. This increase primarily reflects Chi-Chi's product cost for January 1995 for which there was no comparable cost in 1994 due to the timing of the Chi-Chi's Merger on January 27, 1994. Also contributing to the increased product cost were higher food costs, primarily due to increased produce prices. As a percentage of sales, product cost increased from 28.1% in 1994 to 28.4% in 1995.

         Payroll and related costs increased by $16,836,000 or 4.2% in 1995 as compared to 1994. This increase reflects the impact of Chi-Chi's January 1995 costs as discussed previously and costs related to restaurants previously identified for divestment which were not included in the Company's results for 1994 but are included in the Company's operating results in 1995. As a percentage of sales, payroll and related costs increased from 36.1% in 1994 to 37.0% in 1995 due to the inclusion of the restaurants previously identified for divestment which generally have poorer margins as a result of lower sales volumes and the impact of declining comparable restaurant sales which puts pressure on operating margins. Increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage that must be paid to tipped employees) increase the Company's payroll cost. The Company's response to, and the impact of, any future legislation covering minimum wages will depend on the specific terms of any such legislation.

         Occupancy and other expenses increased by $18,305,000 or 7.1% in 1995 as compared to 1994. This increase reflects the impact of the same factors affecting payroll and related costs discussed above and increased media spending. As a percentage of sales, occupancy and other operating expenses increased from 23.1% in 1994 to 24.3% in 1995 due to the same factors.

         General and administrative expenses increased by $3,115,000 or 5.9% in 1995 as compared to 1994, primarily due to (i) the inclusion of Chi-Chi's general and administrative expenses for January 1995, which were not included for 1994, (ii) severance and related costs resulting from corporate staff reductions, (iii) a reduction in foreign license fee income and (iv) increased training costs in the Mexican Restaurant Division. Also affecting the overall increase were certain income items that contributed to offsetting these expenses in 1994 such as the reversal of corporate bonus accruals, proceeds from a legal settlement and a note receivable settlement that did not occur in 1995. This increase was offset, in part, by the termination of certain forward exchange contracts resulting in a realized gain which is included as a reduction to general and administrative expenses. As a percentage of sales, general and administrative expenses increased from 4.8% in 1994 to 5.0% in 1995, primarily as a result of the preceding factors.

         The Company reported a loss on disposition of properties of $12.1 million in 1995 as compared to a loss of $5.7 million in fiscal 1994. The loss in 1995 is primarily due to (i) the write-off of costs associated with cancelled capital projects, both remodels and new restaurant expansion, (ii) net loss associated with the closure of six Chi-Chi's restaurants, (iii) losses related to the sale/leaseback of certain owned properties and (iv) write-off of reorganization value related to the traditional dinnerhouse restaurants being held for sale.

         During the third quarter of 1995, the Company recorded a $41.9 million charge related to the write-down of certain Chi-Chi's restaurants being offered for sale and other Chi-Chi's restaurants with impaired value. Also, during the fourth quarter of 1995, the Company recorded an additional provision for divestitures related to the Company's traditional dinnerhouse restaurants which are also being offered for sale.

         Restructuring costs of $4.4 million were incurred in the third and fourth quarters of 1995. These costs are primarily related to amounts paid to consultants, professional fees, severance and related costs and other restructuring related expenses.

FISCAL YEAR 1994 AS COMPARED TO FISCAL YEAR 1993

         As a result of the impact of the Acquisition on the Company's capital structure, the Company's adoption of fresh start reporting and the Chi-Chi's Merger, the results of operations of 1994 are not readily comparable to those of 1993. For certain key operating elements of the statement of operations, however, the following analysis of a comparison of 1994's operations (eleven months of Successor Company plus one month of Predecessor Company) to 1993's operations of the Predecessor Company is provided. Because of the lack of comparability of results, depreciation and amortization and interest expense, net are not discussed.

         The Company's total sales increased by $228,505,000 or 25.8% in 1994 as compared to 1993. This increase was due to (i) the addition of sales for Chi-Chi's restaurants effective with the Chi-Chi's Merger on January 27, 1994,
(ii) the impact of additional sales for the Bob's Big Boy Restaurants after conversion to Coco's and Carrows, (iii) the additional sales of new restaurants opened during 1993 and 1994 and (iv) an increase in sales of continuing comparable restaurants, offset, in part, by decreases related to restaurants divested, closed or identified for divestment. The breakdown of the increase in sales for 1994 is set forth below:

                                                                   1994 Sales
                                                                    Increase
                                                                    --------
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
                                                                   =========

- --------
(1) Reflects increased sales for the Bob's Big Boy Restaurants converted to Coco's or Carrows in 1993 and 1994.

(2) Reflects the Company's opening of three new restaurants in 1993 and four new restaurants in 1994.


         Sales for continuing comparable restaurants increased by $4,237,000 or 0.7% in 1994 as compared to 1993. The comparable sales increase for 1994 reflects a 1.3% increase in the Family Restaurant Division, a basically flat performance at the El Torito restaurants and a decrease in other restaurants.

         Product cost increased by $53,085,000 or 20.5% in 1994 as compared to 1993. This increase reflects the Chi-Chi's Merger offset, in part, by the impact of restaurants divested, closed or no longer considered continuing restaurants in connection with the Strategic Divestment Program. As a percentage of sales, product cost decreased from 29.3% in 1993 to 28.1% in 1994 due to the elimination of the restaurants identified for divestment which generally have poorer margins as a result of lower sales volumes and the impact of Chi-Chi's which has lower product cost than the continuing restaurants of the Predecessor Company.

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

         General and administrative expenses increased by $8,966,000 or 20.3% in 1994 as compared to 1993, primarily due to the Chi-Chi's Merger. As a percentage of sales, general and administrative expenses decreased from 5.0% in 1993 to 4.8% in 1994.

         During 1994, the restaurants included in the Strategic Divestment Program had sales of $58,511,000 and losses of $7,434,000, including direct general and administrative expenses of $1,583,000, which were charged against the reserve for divestitures. In addition, severance costs of $617,000 were charged against the reserve for divestitures in 1994. During the third quarter of 1994, the net realizable value of the remaining assets held for sale was reduced by $2,344,000 which is included in loss on disposition of properties in the accompanying consolidated statement of operations. In addition, the Company increased the reserve relating to potential shortfalls in future sublease income by $2,799,000 in the third quarter of 1994. This adjustment is also included in loss on disposition of properties.

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

         As of December 25, 1994, 45 properties (including seven of the Chi-Chi's restaurants) remained to be divested, of which eight were closed. Because the Strategic Divestment Program was scheduled for completion at the end of fiscal 1994, the operating results of the remaining 37 restaurants were included in the Company's consolidated statement of operations in 1995, although several of the restaurants continue to be marketed and sold.

ACCOUNTING PRONOUNCEMENTS

         In 1996, the Company will be required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-

Lived Assets to Be Disposed Of," which generally requires the assessment of certain long-lived assets for possible impairment when events or circumstances indicate the carrying value of these assets may not be recoverable. The Company believes that the effect of the adoption of this statement will not be material to its financial position or results of operations.

         The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. The Company has elected, as permitted by SFAS No. 123, to adopt the disclosure requirement of that standard but continue to account for stock-based compensation under APB Opinion No.25, "Accounting for Stock Issued to Employees."

         Statement of Position 94-6 ("SOP 94-6"), "Disclosure of Certain Significant Risks and Uncertainties," was issued in December 1994. SOP 94-6 requires disclosure about certain risks and uncertainties that could significantly affect the amounts reported in an entity's financial statements in the near term and relate to: the nature of operations, the necessary use of estimates in the preparation of financial statements and significant concentrations in certain aspects of the entity's operations. SOP 94-6 is applicable to financial statements of both public and non-public companies, but does not cover governmental entities. SOP 94-6 is effective for financial statements issued for fiscal years ending after December 15, 1995. The Company has included SOP 94-6 related disclosures in its 1995 Consolidated Financial Statements.

SELECTED DIVISION OPERATING DATA

         The following table sets forth certain information regarding the Company, the Family Restaurant Division and the Mexican Restaurant Division. The table includes information with respect to total operations of the Company, the Family Restaurant Division and the Mexican Restaurant Division (1994 information excludes restaurants previously identified for divestment which are included in the 1995 information). Chi-Chi's data has been included in the Mexican Restaurant Division on a pro forma basis as if the Acquisition had occurred as of the beginning of fiscal 1994.

                                                         Fiscal Year Ended
                                                    ---------------------------
                                                    December 31,    December 25
                                                        1995           1994
                                                    ------------    -----------
                                                      ($ in thousanes, except
                                                       average check amount)
Family Restaurant Division
- --------------------------
Restaurants Open at End of Period:
  Owned/operated                                           349             343
  Franchised and Licensed                                  261             232
Sales                                               $  502,485      $  501,286
Divisional EBITDA (a)                                   61,465          57,963
Percentage increase (decrease)
  in comparable restaurant sales                          (3.0)%           1.3 %
Average check                                       $     6.48      $     6.10

Mexican Restaurant Division
- ---------------------------
Restaurants Open at End of Period:
  Owned/operated                                           300             311
  Franchised and Licensed                                   21              30
Sales                                               $  578,609      $  614,088
Divisional EBITDA (a)                                    3,053          33,420
Percentage decrease in comparable
  restaurant sales                                        (7.9)%          (4.7)%
Average check                                       $     8.10      $     8.07

Total Company
- -------------
Restaurants Open at End of Period:
  Owned/operated                                           670             665
  Franchised and Licensed                                  282             262
Sales                                               $1,134,359      $1,143,806
EBITDA (b)                                              61,571          90,036
Percentage decrease in comparable
  restaurant sales                                        (5.6)%          (2.3)%


(a) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before gain (loss) on disposition of propeties, unallocated corporate overhead, interest, taxes, depreciation and amortization.

(b) EBITDA is defined as earnings (loss) before gain (loss) on disposition of properties, interest, taxes, depreciation and amortization. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

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

         During 1995 and 1994, the effects of inflation did not have a significant impact on the Company's results of operations.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Index to Financial Statements on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the current Directors and executive officers of the Company:

           Name                 Age                 Position With Company
- ----------------------          ---          -----------------------------------
Peter P. Copses                  37          Director
Antony P. Ressler                35          Director
Kevin S. Relyea                  41          President, Chief Executive Officer
                                               and a Director
Roger K. Chamness                43          Executive Vice President, President
                                               of Chi-Chi's, Inc.
Robert T. Trebing, Jr.           46          Senior Vice President and Chief
                                               Financial Officer
Michael E. Malanga               42          Senior Vice President, Corporate
                                               Development
Todd E. Doyle                    34          Vice President, General Counsel and
                                               Secretary
Janie M. Bereczky                40          Vice President, Taxes
Gayle A. DeBrosse                38          Division Vice President, Quality
                                               Assurance and Product Safety

         Mr. Copses serves as a Director of the Company. Since 1990, Mr. Copses has been a principal of Apollo Advisors, L.P. ("Apollo Advisors") which acts as managing general partner of Apollo Investment Fund, L.P. ("AIF") and AIF II, L.P. ("AIF II"), which are securities investment funds, and of Lion Advisors, L.P. ("Lion Advisors"), which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. AIF II is the general partner of Apollo. Mr. Copses is a director of Forum Group, Inc. and Zale Corporation.

         Mr. Ressler serves as a Director of the Company. In 1990, Mr. Ressler was one of the founding principals of Apollo Advisors, which acts as a managing general partner of AIF and AIF II. Mr. Ressler is a director of Gillett Holdings, Inc., United International Holdings, Inc. and PRI Holdings, Inc.

         Mr. Relyea serves as President, Chief Executive Officer and a Director of the Company. He joined the Company in January 1994 as Executive Vice President and President of the Family Restaurant Division. From 1988 to January 1994, Mr. Relyea had been Regional Vice President of Jack In The Box Operations for Foodmaker. Mr. Relyea received an M.B.A. from Pepperdine University in 1988.

         Mr. Chamness serves as Executive Vice President and President of Chi-Chi's. He joined the Company at its inception and worked in the Finance and Administration department for the Family Restaurant Division. Mr. Chamness received a B.A. in Business Economics from

UCLA in 1975 and an M.B.A. in Finance and International Business from UCLA in 1980.

         Mr. Trebing serves as Senior Vice President and Chief Financial Officer. He joined the Company at its inception and has held the positions of Senior Vice President of Finance, Vice President of Finance, Vice President and Controller and Manager of Financial Reporting. Mr. Trebing is a Certified Public Accountant. Mr. Trebing received a B.A. from California State University at Fullerton in 1972 and an M.B.A. from the University of Southern California in 1973.

         Mr. Malanga serves as Senior Vice President, Corporate Development. He joined the Company at its inception as Director of Mergers and Acquisitions. He was promoted to his current position in 1995. Mr. Malanga received a B.S. in Business Administration from the University of Southern California in 1976.

         Mr. Doyle serves as Vice President, General Counsel and Secretary. He joined the Company as Senior Legal Counsel in 1992. Prior to joining the Company, Mr. Doyle spent six years as a business transactional attorney and a business litigation attorney with Seltzer Caplan Wilkins & McMahon in San Diego, California. Mr. Doyle received a B.A. in Political Science and a B.A. in Sociology from the University of California, Santa Barbara in 1983, and he received a J.D. from Loyola Law School, Los Angeles, California in 1986.

         Ms. Bereczky serves as Vice President, Taxes. She joined the Company in 1987 as Director of Taxes. Ms. Bereczky has been a Certified Public Accountant since 1981. Ms. Bereczky received a B.A. in Political Science from the University of California at Santa Barbara in 1978 and an M.B.A. in Taxation from Golden Gate University in 1985.

         Ms. DeBrosse serves as a Divisional Vice President, Quality Assurance and Product Safety. She joined the Company in December of 1994. Prior to joining the Company, she was Director of Product Development and Continuous Improvement at Taco Bell and Director, Research and Development for Flagstar. Ms. DeBrosse received a B.S. in Nutritional Sciences from Arizona State University in 1979 and an M.S. in Agribusiness with Emphasis in Food Science, Quality Assurance and Food Chemistry from Arizona State University in 1982.

         All directors hold office for a period of one year until their successors have been duly elected and qualified. Directors receive no compensation for serving as directors and received no such compensation during the last fiscal year. Officers serve at the discretion of the Board of Directors.

         In connection with the change in control of the Company, which occurred on November 20, 1995, Jackson W. Goodall, Jr., Charles W. Duddles and Edward Gibbons (the three members of the Board nominated by Foodmaker) and Leonard I. Green and Jonathan D. Sokoloff (the two members of the Board nominated by GEI) resigned from the Board and from each other position, if any, held with the Company or its subsidiaries. In addition, John H. Kissick resigned from the Board and from each other position, if any, held with the Company or its subsidiaries on January 15, 1996 and Kevin S. Relyea was added as a member of the Board on December 5, 1995.

Item 11.  EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

         Summarized below are the principal components of compensation of the four individuals serving as the Company's Chief Executive Officer ("CEO") during fiscal year 1995 and the four most highly compensated executive officers other than the CEO plus two executive officers who would have qualified but for their terminations in 1995 (the "Named Executive Officers") for each of the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE



                                                                            Other Annual           All Other
   Name and Principal Position        Year    Salary($)      Bonus($)      Compensation($)     Compensation($)(a)
   ---------------------------        ----    ---------      --------      ---------------     ------------------
Kevin S. Relyea,                      1995      312,727       149,520              0 (b)             918
  President and Chief Executive       1994      208,589             0              0 (b)             242
  Officer

Jackson W. Goodall, Jr.,              1995      129,459 (d)         0              0                   0
  Former Chairman and Chief           1994      511,363 (d)         0              0                   0
  Executive Officer (c)

Barry E. Krantz,                      1995      312,226             0              0 (b)          15,554(f)
  Former President and Chief          1994      375,093             0              0 (b)           1,152
  Operating Officer (e)               1993      215,381       189,316              0 (b)           1,325

Lawrence J. Ramaekers                 1995      385,726 (h)         0              0                   0
  Former Chief Executive
  Officer (g)

Kenneth R. Bell,                      1995      160,937        37,719              0 (b)           1,498
  Divisional Executive Vice           1994      148,719             0              0 (b)           1,152
  President                           1993      125,593        63,251              0 (b)           1,134

Roger K. Chamness,                    1995      153,086        40,357              0 (b)             493
  Executive Vice President            1994      129,325             0              0 (b)             408
                                      1993      123,443        60,000              0 (b)             382

Azam E. Malik,                        1995      137,480        32,970              0 (b)             800
  Divisional Executive Vice           1994      132,839             0              0 (b)             632
  President                           1993      122,827         4,156              0 (b)             250

Robert T. Trebing, Jr.,               1995      150,459        43,973              0 (b)             858
  Senior Vice President and           1994      132,520             0              0 (b)             696
  Chief Financial Officer             1993      123,240        62,500              0 (b)             408

Patricia K. Johnson,                  1995      192,093             0              0 (b)          61,531(j)
  Former Executive Vice               1994      184,204             0              0 (b)             253
  President (i)                       1993       95,435        47,934              0 (b)             190

Martin M. Casey,                      1995      185,398             0              0 (b)         200,000(l)
  Former Executive Vice               1994      245,356             0              0 (b)             135
  President (k)                       1993      298,898       208,251              0 (b)           2,226

- ----------

(a) Unless otherwise indicated, amounts shown represent the value of term life insurance premiums paid by the Company.

(b) Aggregate Amount of Other Annual Compensation is the lessor of: (i) $50,000; or (ii) 10% of the total of annual salary and bonus and therefore not reported.

(c)  Mr. Goodall left the Company on March 31, 1995.

(d) Represents amount paid to Foodmaker, Inc. for Mr. Goodall's services pursuant to that certain Executive Services Agreement dated as of January 27, 1994 by and between the Company and Foodmaker. Mr. Goodall received no compensation directly from the Company.

(e)  Mr. Krantz left the Company on August 21, 1995.

(f) Mr. Krantz received $2,592 representing the value of term life insurance premiums paid by the Company and $12,962 representing severance payments associated with his termination.

(g)  Mr. Ramaekers left the Company on December 6, 1995.

(h) Represents amount paid to Jay Alix & Associates for Mr. Ramaekers' services pursuant to that certain Management Services Agreement dated as of August 8, 1995 by and between the Company and Jay Alix & Associates. Mr. Ramaekers received no compensation directly from the Company.

(i)  Ms. Johnson left the Company on August 21, 1995.

(j) Ms. Johnson received $396 representing the value of term life insurance premiums paid by the Company and $61,135 representing severance payments associated with her termination.

(k)  Mr. Casey left the Company on July 26, 1995.

(l) Mr. Casey received $200,000 representing cancellation of his promissory notes given for the purchase of 1,250 shares of Common Stock.

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

         The Company's President and Chief Executive Officer, Kevin S. Relyea, entered into an agreement with the Company on January 9, 1996, whereby Mr. Relyea would be entitled to the Company's normal severance benefits under certain additional circumstances. In the event a sale of the Family Restaurant Division is consummated and: (i) Mr. Relyea is either not offered employment with the purchaser or declines to accept employment with the purchaser; and (ii) the terms of Mr. Relyea's continued employment are not mutually satisfactory to the Company and Mr. Relyea, then Mr. Relyea shall be deemed terminated without cause and shall be immediately eligible to collect all severance benefits due him under the Company's Severance Plan.

         In connection with the Company's decision to pursue the sale of either or both of the Family Restaurant Division or El Torito, the Board adopted a Divestiture Bonus Plan for certain members of management (the "DBP"). The purpose of the DBP is to retain and reward key executives who will be required to assist with any such sale(s). The DBP provides certain key executives a monetary bonus upon the consummation of a sale of either the Family Restaurant Division or El Torito (calculated as a percentage of the purchase price as defined in the DBP). Kevin S. Relyea, Roger K. Chamness and Robert T. Trebing, Jr. will receive such a bonus upon either sale. Kenneth R. Bell will receive a bonus only upon the sale of the Family Restaurant Division and Azam Malik will receive a bonus only upon the sale of El Torito. The DBP applies only to sales for which a written purchase agreement is executed in 1996.

         On December 5, 1995, Barry E. Krantz, the former President of the Mexican Restaurant Division, entered into a Separation Agreement and General Release with the Company pursuant to which the Company agreed to pay to Mr. Krantz the sum of $287,746 in full satisfaction of all severance obligations owed by the Company to Mr. Krantz.

         On September 1, 1995, Patricia K. Johnson, the former Executive Vice President-Administration of the Company, entered into a Separation Agreement and General Release with the Company pursuant to which the Company agreed to the continued payment of Ms. Johnson's current annual base salary of $187,000 for a period of twelve months following September 1, 1995.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         For the 1995 fiscal year, Messrs. Ressler, Leonard I. Green and Jonathan D. Sokoloff served on the Nominating and Human Resources Committee of the Board which serves as the Company's compensation committee (Messrs. Green and Sokoloff resigned as directors on November 20, 1995 and no replacements to the compensation committee were made). None of these individuals is, or was, an officer or employee of the Company. See "--Directors and Executive Officers" and "--Certain Relationships and Related Transactions."

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares and percentage of Common Stock owned by each person known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, each director and executive officer of the Company and all executive officers and directors of the Company as a group.

                                                           Common Stock
                                                  -----------------------------
                                                  Amount and Nature
                                                    of Beneficial      Percent
                                                     Ownership(a)      of Class
                                                  -----------------    --------
Apollo FRI Partners, L.P.(b)                         798,877.750       82.77%(c)
  2 Manhattanville Rd.
  Purchase, NY 10577

Green Equity Investors, L.P.(d)                      160,222.250       16.21%
  333 South Grand Avenue
  Suite 5400
  Los Angeles, CA 90071

Kevin S. Relyea                                       10,325.000        1.09%(e)
Roger K. Chamness                                        800.000        (f)
Robert T. Trebing, Jr.                                   400.000        (f)
Michael E. Malanga                                        62.000        (f)
Todd E. Doyle                                             15.000        (f)
Janie M. Bereczky                                        220.000        (f)
Gayle A. DeBrosse                                          0.000        (f)

All Officers and Directors
  of the Company as a Group
  (9 persons)                                         11,822.000        1.20%

- ----------
(a) All shares (other than shares held by Apollo and GEI) are subject to, and shall be voted in accordance with, the Shareholders' Agreement.

(b) The general partner of Apollo is AIF II. The managing general partner of AIF II is Apollo Advisors. The general partner of Apollo Advisors is Apollo Capital Management, Inc. ("Apollo Capital"). Messrs. Copses and Ressler are officers of Apollo Capital. The directors of Apollo Capital are Leon Black and John Hannan, each of whom is also an officer of Apollo Capital. Each of Messrs. Copses and Ressler and the directors of Apollo Capital disclaim beneficial ownership of any shares beneficially held by Apollo.

(c) Includes 111,111 shares of Common Stock issuable upon exercise of the Warrant.

(d) The general partner of GEI is Leonard Green & Associates, L.P. ("LGP"). Messrs. Green and Sokoloff are managing general partners of LGP. Each of Messrs. Green and Sokoloff and the general partners of LGP disclaims beneficial ownership of any shares beneficially held by GEI.

(e) Includes 419 shares of Common Stock covered by options granted to Mr. Relyea, which are currently exercisable.

(f)      Represents less than 1% ownership.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Apollo Advisors and LGP are each entitled to approximately $600,000 annually for providing post-Acquisition management consulting and financial planning services. During 1995, the Company paid $175,000 to each in partial satisfaction of this arrangement.

         On the Closing Date, the Company entered into the Shareholders' Agreement and a Registration Rights Agreement with Apollo, GEI and Foodmaker. The Shareholders' Agreement was terminated as between Apollo, GEI, Foodmaker and the Company in connection with the Exchange Agreements. See "Business--Change in Control."

         Certain entities managed by or affiliated with Apollo purchased a portion of the Notes.

         The Company loaned $150,000 to Mr. Relyea (evidenced by recourse notes which bear interest at a rate of 7% per annum and are due on May 31, 1999) in connection with his purchase of Common Stock. See "--Directors and Executive Officers," "--Executive Compensation" and "BUSINESS--The Acquisition."

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                            Page
                                                                            ----
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

              10 (a)   Revolving Credit Agreement Dated as of January 27, 1994
                       Re: $150,000,000 Line of Credit from Credit Lyonnais New York Branch ("Revolving Credit Agreement"). (Filed as
                       Exhibit 10(e) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

              10 (b) First Amendment to Revolving Credit Agreement dated as of April 15, 1994 by and among the parties thereto. (Filed as Exhibit 10(f) to the Company's Form 10-K filed with the SEC on March 27, 1995.)

              10 (c) Second Amendment to Revolving Credit Agreement dated as of August 15, 1994 by and among the parties thereto. (Filed as Exhibit 10(g) to the Company's Form 10-K filed with the SEC on March 27, 1995.)

              10 (d) Third Amendment to the Revolving Credit Agreement dated as of March 24, 1995 by and among the parties thereto. (Filed as Exhibit 10(h) to the Company's Form 10-K filed with the SEC on March 27, 1995.)

              10 (e) Fourth Amendment to the Revolving Credit Agreement dated as of August 1, 1995 by and among the parties thereto. (Filed as Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on November 8, 1995.)

              10 (f) Fifth Amendment to the Revolving Credit Agreement dated as of October 31, 1995 by and among the parties thereto. (Filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on December 29, 1995.)

              10 (g) Pledge and Security Agreement dated as of January 27, 1994 by and among FRI-M Corporation, the Company, the Subsidiary Guarantors named therein and Credit Lyonnais New York Branch. (Filed as Exhibit 10(f) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

              10 (h)   The Company's 1994 Incentive Stock Option Plan. (Filed as
                       Exhibit 10(g) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

              10 (i)   The Company's Deferred Compensation Plan. (Filed as
                       Exhibit 10(k) to the Company's Form 10-K filed with the SEC on March 27, 1995.)

              10 (j) The Company's 1995 Management Incentive Compensation Plan Description. (Filed as Exhibit 10(l) to the Company's Form 10-K filed with the SEC on March 27, 1995.)

              10 (k) The Company's Severance Plan. (Filed as Exhibit 10(m) to the Company's Form 10-K filed with the SEC on March 27, 1995.)

              10 (l) Restated and Expanded Distribution Agreement, dated as of May 4, 1993 by and between Marriott Corporation and the Company. (Filed as Exhibit 10(d) to the Company's Form 10-Q filed with the SEC for the Quarter ended March 29, 1993.)

              10 (m) Amendment No. 1, dated October 15, 1993, to Restated and Expanded Distribution Agreement between the Company and Marriott Corporation. (Filed as Exhibit 10(l) to the Company's Form S-1 filed with the SEC on November 1, 1993.)

              10 (n) Form of Management Stock Subscription Agreement of the Company. (Filed as Exhibit 10(bb) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

              10 (o) Form of Management Pledge Agreement of the Company. (Filed as Exhibit 10(cc) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

              10 (p) Form of Secured Promissory Note relating to Management Stock Subscription and Pledge. (Filed as Exhibit 10(dd) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

              10 (q) Management Services Agreement, dated as of January 27, 1994, by and between the Company and Apollo Advisors, L.P. (Filed as Exhibit 10(ff) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

              10 (r) Management Services Agreement, dated as of January 27, 1994, by and between the Company and Leonard Green & Partners, L.P. (Filed as Exhibit 10(gg) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

              10 (s) Lease Indemnification Agreement, dated as of January 27, 1994, by and between the Company and W. R. Grace & Co.-Conn. (Filed as Exhibit 10(ii) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

              10 (t) Distribution Agreement, dated as of October 4, 1993, by and between Foodmaker, Inc. and

                       Chi-Chi's, Inc. (Filed as Exhibit 10(jj) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

              10 (u) Tax Sharing Agreement, dated as of January 27, 1994, by and among the Company, Foodmaker, Inc. and Chi-Chi's, Inc. (Filed as Exhibit 10(ll) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

              10 (v) Registration Rights Agreement, dated as of January 27, 1994, by and among the Company and certain of its shareholders. (Filed as Exhibit 10(mm) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

             *10 (w) Agreement, dated as of January 5, 1996, by and between Kevin S. Relyea and the Company.

             *10 (x) Separation Agreement and General Release, dated as of December 5, 1995, by and between Barry E. Krantz and the Company.

             *10 (y) Separation Agreement and General Release, dated as of September 1, 1995, by and between Patricia K. Johnson and the Company.

             *21 (a)   List of Subsidiaries.

             *21 (b)   Names Under Which Subsidiaries Do Business.

             *23 (a)   Consent of Deloitte & Touche LLP.

             *23 (b)   Consent of KPMG Peat Marwick LLP.

             *27       Financial Data Schedule.

    (b)   Reports on Form 8-K

          On December 29, 1995, a report on Form 8-K was filed with the Securities and Exchange Commission reporting a Change in Control of Registrant pursuant to Item 1 of such report.



- ----------
*   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FAMILY RESTAURANTS, INC.



By /S/ Robert T. Trebing Jr.                          April 1, 1996
   -------------------------                        -----------------
   Robert T. Trebing, Jr.                           Date
   Senior Vice President and
   Chief Financial Officer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

       Signature                            Title                      Date
       ---------                            -----                      ----

                                  Director, President and
                                  Chief Executive Officer
                                   (Principal Executive
/S/ Kevin S. Relyea                      Officer)                  April 1, 1996
- --------------------------
Kevin S. Relyea

/S/ Peter P. Copses                      Director                  April 1, 1996
- --------------------------
Peter P. Copses

/S/ Antony P. Ressler                    Director                  April 1, 1996
- --------------------------
Antony P. Ressler

                                  Senior Vice President and
                                   Chief Financial Officer
                                  (Principal Financial and
/S/ Robert T. Trebing, Jr.          Accounting Officer)            April 1, 1996
- --------------------------
Robert T. Trebing, Jr.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to
Section 12 of the Act

- --------------------------------------------------------------------------------

         No annual report covering the registrant's last fiscal year has been or will be sent to security holders, other than a copy of this Annual Report on Form 10-K.

         No proxy statement, form of proxy or other proxy solicitation materials with respect to any annual or other meeting of security holders were sent in 1995, and none will be sent with respect to 1995, to security holders.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
Family Restaurants, Inc.
      Independent Auditors' Reports                                         F-2
      Consolidated Balance Sheets as of December 31, 1995
         and December 25, 1994                                              F-4
      Consolidated Statements of Operations for the Year
         Ended December 31, 1995, the Eleven Months Ended
         December 25, 1994, the One Month Ended
         January 26, 1994 and the Year Ended
         December 26, 1993                                                  F-5
      Consolidated Statements of Common Stockholders'
         Deficit for the Year Ended December 31, 1995,
         the Eleven Months Ended December 25, 1994,
         the One Month Ended January 26, 1994 and
         the Year Ended December 26, 1993                                   F-6
      Consolidated Statements of Cash Flows for the
         Year Ended December 31, 1995, the Eleven
         Months Ended December 25, 1994, the One Month
         Ended January 26, 1994 and the Year Ended
         December 26, 1993                                                  F-7
      Notes to Consolidated Financial Statements                            F-9

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Family Restaurants, Inc.:

         We have audited the accompanying consolidated balance sheets of Family Restaurants, Inc. and its subsidiaries as of December 31, 1995 and December 25, 1994, and the related consolidated statements of operations, common stockholders' deficit and cash flows for the year ended December 31, 1995, the eleven months ended December 25, 1994 (Successor Company) and the one month ended January 26, 1994 (Predecessor Company). In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Family Restaurants, Inc. and its subsidiaries at December 31, 1995 and December 25, 1994, and the results of their operations and their cash flows for the year ended December 31, 1995, the eleven months ended December 25, 1994 (Successor Company) and the one month ended January 26, 1994 (Predecessor Company) in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

         As discussed in Notes 1 and 2 to the consolidated financial statements, the Company commenced a Chapter 11 bankruptcy case on November 23, 1993, which was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code."


KPMG PEAT MARWICK LLP

Orange County, California
March 15, 1996, except as
  to the second paragraph
  of note 9, which is as
  of March 29, 1996

                          INDEPENDENT AUDITORS' REPORT

Family Restaurants, Inc.:

         We have audited the accompanying consolidated statements of operations, common stockholders' deficit and cash flows of Family Restaurants, Inc. and its subsidiaries for the year ended December 26, 1993. Our audit also included the financial statement schedule listed in the Index at Item 14. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audit.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Family Restaurants, Inc. and its subsidiaries for the year ended December 26, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

         As discussed in Notes 1 and 2, the Company commenced a Chapter 11 bankruptcy case on November 23, 1993, which was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code."


DELOITTE & TOUCHE LLP


Costa Mesa, California
March 22, 1994

                            FAMILY RESTAURANTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)


                                                          Successor Company
                                                     ---------------------------
                                                     December 31,   December 25,
                                                         1995           1994
                                                     ------------   ------------
                   ASSETS
                   ------

Current assets:
  Cash and cash equivalents                           $   8,370      $   8,239
  Restricted cash                                             0          1,850
  Receivables                                             8,172         11,831
  Inventories                                             5,645         12,916
  Other current assets                                    4,813          8,179
  Property held for sale                                240,077              0
                                                      ---------      ---------
    Total current assets                                267,077         43,015

Property and equipment, net                             207,223        445,354
Reorganization value in excess of amounts
  allocable to identifiable assets, net                  39,332        197,581
Other assets                                             37,638         48,648
                                                      ---------      ---------
                                                      $ 551,270      $ 734,598
                                                      =========      =========

    LIABILITIES AND STOCKHOLDERS' DEFICIT
    -------------------------------------

Current liabilities:
  Loan payable to banks                               $  79,815      $       0
  Current portion of long-term debt, including
    capitalized lease obligations                         3,046          6,754
  Accounts payable                                       22,400         41,999
  Self-insurance reserves                                35,488         50,692
  Other accrued liabilities                              78,319         96,426
  Income taxes payable                                    2,895          2,625
                                                      ---------      ---------
    Total current liabilities                           221,963        198,496

Other long-term liabilities                               5,680          6,866
Long-term debt, including capitalized lease
  obligations, less current portion                     455,203        536,495

Stockholders' deficit:
  Common stock - authorized 1,500,000 shares,
    par value $.01, 997,277 shares issued                    10             10
  Additional paid-in capital                            158,251        159,554
  Notes receivable from stockholders                       (869)        (2,947)
  Accumulated deficit                                  (287,585)      (163,876)
  Less treasury stock, at cost (8,950 shares)            (1,383)             0
                                                      ---------      ---------
    Total stockholders' deficit                        (131,576)        (7,259)
                                                      ---------      ---------
                                                      $ 551,270      $ 734,598
                                                      =========      =========



          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share
                             and shares outstanding)


                                                  Successor Company          Predecessor Company
                                             --------------------------   -------------------------
                                             For the Year  Eleven Months   One Month   For the Year
                                                Ended         Ended          Ended        Ended
                                             December 31,  December 25,   January 26,  December 26,
                                                1995          1994           1994         1993
                                             ------------  ------------   -----------  ------------
Sales                                        $1,134,359    $1,048,674      $ 64,741     $884,910
                                             ----------    ----------      --------     --------

Product cost                                    322,194       293,413        19,184      259,512
Payroll and related costs                       419,185       377,569        24,780      331,747
Occupancy and other operating expenses          275,164       243,147        13,712      197,797
Depreciation and amortization                    57,836        48,646         2,800       32,224
General and administrative expenses              56,245        49,059         4,071       44,164
Interest expense, net                            65,277        51,419         4,097       50,276
Loss (gain) on disposition of
  properties, net                                12,067         5,685           (12)       4,916
Provision for divestitures and write-down
  of long-lived assets                           44,500       144,780             0       10,400
Restructuring costs                               4,392             0             0            0
Debt restructuring costs                              0             0             0        4,239
                                             ----------    ----------      --------     --------

  Total costs and expenses                    1,256,860     1,213,718        68,632      935,275
                                             ----------    ----------      --------     --------

Loss before reorganization items,
  income tax provision and
  extraordinary item                           (122,501)     (165,044)       (3,891)     (50,365)
                                             ----------    ----------      --------     --------

Reorganization items:
  Professional fees                                   0             0        (4,250)           0
  Payment to Grace                                    0             0       (15,000)           0
  Other                                               0             0        (3,029)      (1,091)
  Fresh start adjustment                              0             0       501,706            0
                                             ----------    ----------      --------     --------
    Total reorganization items                        0             0       479,427       (1,091)
                                             ----------    ----------      --------     --------

Income (loss) before income tax provision
  and extraordinary item                       (122,501)     (165,044)      475,536      (51,456)

Income tax provision                              1,208         1,773            55          658
                                             ----------    ----------      --------     --------

Income (loss) before extraordinary item        (123,709)     (166,817)      475,481      (52,114)

Extraordinary gain on extinguishment
  of debt                                             0         2,941        72,561            0
                                             ----------    ----------      --------     --------

Net income (loss)                              (123,709)     (163,876)      548,042      (52,114)

Preferred dividends                                   0             0        (1,698)     (20,232)
                                             ----------    ----------      --------     --------

Net income (loss) attributable to
  common shares                              $ (123,709)   $ (163,876)     $546,344     $(72,346)
                                             ==========    ==========      ========     ========

Net loss per common share:

  Loss before extraordinary item             $  (124.75)   $  (168.55)
  Extraordinary item                               0.00          2.97
                                             ----------    ----------
  Net loss attributable to common shares     $  (124.75)   $  (165.58)
                                             ==========    ==========

Weighted average common shares outstanding      991,650       989,683
                                             ==========    ==========


 Net loss per common share for the Predecessor Company is not meaningful due to debt discharge, the issuance of new common stock and fresh start reporting.

          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

            CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIT

           FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
                                 (in thousands)


                                                                            Notes
                                   Class A  Class D          Additional  Receivable                Treasury
                                   Common   Common   Common   Paid-in    from Stock-  Accumulated   Stock,
                                   Stock    Stock    Stock    Capital      holders      Deficit    at Cost     Total
                                   -----    -----    -----    -------      -------      -------    -------     -----
Balance at December 28, 1992        $ 2      $ 2      $ 0    $ 23,303     $     0     $(342,720)   $   (57)  $(319,470)
  Net loss                            0        0        0           0           0       (52,114)         0     (52,114)
  Stock dividends on preferred
    stock                             0        0        0           0           0       (20,232)         0     (20,232)
  Conversion of Class A Common
    Stock to Class D Common Stock    (2)       2        0           0           0             0          0           0
  Exercise of warrants                0        0        0         102           0             0          0         102
  Exercise of stock options           0        0        0          76           0             0          0          76
                                    ---      ---      ---    --------     -------     ---------    -------   ---------

Balance at December 26, 1993          0        4        0      23,481           0      (415,066)       (57)   (391,638)
  Net income - one month ended
    January 26, 1994                  0        0        0           0           0       548,042          0     548,042

  Fresh start adjustments:
    Cancellation of former
      equity                          0       (4)       0     (23,481)          0      (132,976)        57    (156,404)
    Issuance of new equity            0        0       10     159,554      (2,947)            0          0     156,617

  Net loss - eleven months ended
    December 25, 1994                 0        0        0           0           0      (163,876)         0    (163,876)
                                    ---      ---      ---    --------     -------     ---------    -------   ---------

Balance at December 25, 1994          0        0       10     159,554      (2,947)     (163,876)         0      (7,259)
  Net loss                            0        0        0           0           0      (123,709)         0    (123,709)
  Payments and cancellation
    of notes receivable from
    stockholders                      0        0        0      (1,303)      2,078             0          0         775
  Purchase of treasury stock          0        0        0           0           0             0     (1,383)     (1,383)
                                    ---      ---      ---    --------     -------     ---------    -------   ---------

Balance at December 31, 1995        $ 0      $ 0      $10    $158,251     $  (869)    $(287,585)   $(1,383)  $(131,576)
                                    ===      ===      ===    ========     =======     =========    =======   =========



          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Successor Company          Predecessor Company
                                                        ---------------------------  -------------------------
                                                          For the     Eleven Months   One Month     For the
                                                         Year Ended       Ended         Ended      Year Ended
                                                        December 31,  December 25,   January 26,  December 26,
                                                            1995          1994          1994          1993
                                                        ------------  -------------  -----------  ------------

                               Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
  Cash received from customers                          $ 1,133,206   $ 1,049,483    $  65,257    $ 885,248
  Cash received from franchisees and licensees                7,897         7,308           84          847
  Cash paid to suppliers and employees                   (1,084,758)   (1,000,332)     (59,729)    (846,290)
  Interest received                                             266           400          136        1,437
  Interest paid                                             (45,198)      (28,153)        (877)     (10,088)
  Restructuring costs                                        (4,392)            0            0            0
  Debt restructuring costs                                        0             0            0       (2,900)
  Income taxes received (paid)                                 (938)         (926)         157         (925)
  Charges to reserve for divestitures                             0        (9,434)      (1,001)        (886)
                                                        -----------   -----------    ---------    ---------
    Net cash provided by operating activities
      before reorganization items                             6,083        18,346        4,027       26,443

  Reorganization items:
    Professional fees                                             0             0       (4,250)           0
    Payment to Grace                                              0             0      (15,000)           0
    Other                                                         0             0       (3,029)      (1,091)
                                                        -----------   -----------    ---------    ---------
      Total reorganization items                                  0             0      (22,279)      (1,091)
                                                        -----------   -----------    ---------    ---------

    Net cash provided by (used in) operating
      activities                                              6,083        18,346      (18,252)      25,352
                                                        -----------   -----------    ---------    ---------

Cash flows from investing activities:
  Proceeds from disposal of property and equipment           20,425         6,524        1,588       18,135
  Acquisition of Chi-Chi's                                        0         2,478     (194,889)           0
  Capital expenditures                                      (38,022)      (65,618)        (779)     (20,064)
  Capitalized opening and conversion costs                   (2,155)       (2,166)         (21)      (5,052)
  Other                                                         137        (5,385)       1,491       (3,736)
                                                        -----------   -----------    ---------    ---------

    Net cash used in investing activities                   (19,615)      (64,167)    (192,610)     (10,717)
                                                        -----------   -----------    ---------    ---------

Cash flows from financing activities:
  Proceeds from sale of treasury bonds                            0             0            0        3,412
  Proceeds from issuance of Notes                                 0             0      409,046            0
  Proceeds from working capital borrowings, net              20,215        59,600            0            0
  Payment of notes payable to Marriott, net                       0       (21,828)     (10,969)           0
  Proceeds (payment) of loan payable to Grace                     0             0       (2,900)       2,900
  Payment of debt issuance costs                                  0             0      (22,973)           0
  Reductions of long-term debt, including
    capitalized lease obligations                            (7,794)       (7,842)        (447)      (9,843)
  Cash settlement of liabilities subject to
    settlement under reorganization proceedings                   0             0     (279,055)           0
  Decrease (increase) in restricted cash and
    collateral deposit                                        1,850            17       38,688      (16,486)
  Proceeds from issuance of common stock, net                     0         1,911       92,364            0
  Proceeds from exercise of warrants                              0             0            0          102
  Proceeds from exercise of stock options                         0             0            0           76
  Purchase of treasury stock                                 (1,383)            0            0            0
  Payments of notes receivable from stockholders                775             0            0            0
                                                        -----------   -----------    ---------    ---------

    Net cash provided by (used in) financing
      activities                                             13,663        31,858      223,754      (19,839)
                                                        -----------   -----------    ---------    ---------

Net increase (decrease) in cash and cash
  equivalents                                                   131       (13,963)      12,892       (5,204)
Cash and cash equivalents at beginning of period              8,239        22,202        9,310       14,514
                                                        -----------   -----------    ---------    ---------

Cash and cash equivalents at end of period              $     8,370   $     8,239    $  22,202    $   9,310
                                                        ===========   ===========    =========    =========

                            FAMILY RESTAURANTS, INC.

                                 (in thousands)


                                                                           Successor Company            Predecessor Company
                                                                      ----------------------------   --------------------------
                                                                        For the      Eleven Months    One Month      For the
                                                                       Year Ended        Ended          Ended       Year Ended
                                                                      December 31,   December 25,    January 26,   December 26,
                                                                          1995           1994           1994           1993
                                                                      ------------   -------------   -----------   ------------
                       Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities
Net income (loss)                                                      $(123,709)     $(163,876)     $ 548,042      $(52,114)
                                                                       ---------      ---------      ---------      --------
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities net
  of effects of Chi-Chi's acquisition in 1994:
    Depreciation and amortization                                         57,836         48,646          2,800        32,224
    Amortization of debt issuance costs                                    6,726          3,006            215         2,531
    Loss (gain) on disposition of properties                              12,067          5,685            (12)        4,916
    Charges to reserve for divestitures                                        0         (9,434)        (1,001)         (886)
    Provision for divestitures and write-down
      of long-lived assets                                                44,500        144,780              0        10,400
    Fresh start adjustment                                                     0              0       (501,706)            0
    Extraordinary gain on extinguishment of debt                               0         (2,941)       (72,561)            0
    Accretion of interest on Discount Notes                               13,454         11,362              0             0
    Accrued interest on liabilities settled under
      bankruptcy proceedings                                                   0              0          3,113             0
    (Increase) decrease in receivables                                       708            697             54        (3,757)
    (Increase) decrease in inventories                                     1,976           (552)           394         5,209
    (Increase) decrease in other current assets                           (3,382)          (566)           358        (2,331)
    Increase (decrease) in accounts payable                                1,403        (14,611)         1,096        (3,925)
    Increase (decrease) in self-insurance reserves                         1,664          1,526           (386)       (5,235)
    Increase (decrease) in other accrued liabilities                      (7,430)        (6,223)         1,130        38,587
    Increase (decrease) in income taxes payable                              270            847            212          (267)
                                                                       ---------      ---------      ---------      --------
      Total adjustments                                                  129,792        182,222       (566,294)       77,466
                                                                       ---------      ---------      ---------      --------
Net cash provided by (used in) operating
  activities                                                           $   6,083      $  18,346      $ (18,252)     $ 25,352
                                                                       =========      =========      =========      ========

Supplemental schedule of investing activities:

The components of acquisition of Chi-Chi's in 1994 are as follows:

         Current assets                                                $  (7,730)
         Property and equipment                                         (153,731)
         Goodwill                                                       (149,376)
         Other assets                                                    (13,908)
         Current liabilities                                              59,324
         Other long-term liabilities                                       5,975
         Long-term debt assumed                                            4,694
         Issuance of common stock                                         62,341
                                                                       ---------

                                                                       $(192,411)
                                                                       =========


Supplemental schedule of noncash investing and financing activities:

Common stockholders' deficit was increased by $20,232,000 in 1993 for stock dividends on preferred stock.

Disclosure of accounting policy:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.




          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

         Family Restaurants, Inc. (formerly known as The Restaurant Enterprises Group, Inc.), incorporated in Delaware in 1986, is primarily engaged in the operation of full-service restaurants throughout the United States through its subsidiaries. At December 31, 1995, the Company operated 670 restaurants located in 33 states, with 53% of its restaurants located in California. Additionally, as of December 31, 1995, the Company was the licensor of 255 full-service restaurants in Japan and South Korea, the franchisor of six family restaurants and three Mexican restaurants in the United States and the franchisor of 18 Mexican restaurants outside the United States. As used in these consolidated financial statements, the term "Company" refers to Family Restaurants, Inc. together with its subsidiaries.

         Reference to the "Predecessor Company" refers to The Restaurant Enterprises Group, Inc. and its consolidated subsidiaries (not including Chi-Chi's) with respect to information relating to periods prior to January 27, 1994 included herein, and reference to the "Successor Company" refers to Family Restaurants, Inc. and its consolidated subsidiaries, giving effect to the Acquisition (as defined below), with respect to information about events occurring upon completion of or after the Acquisition.

         The consolidated financial statements of the Predecessor Company were prepared on a going concern basis, which contemplated continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. While the Chapter 11 cases described below were in process, the Company continued in possession of its properties and operated and managed its business as a debtor-in-possession pursuant to the United States Bankruptcy Code. The Company applied the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), in the December 26, 1993 consolidated financial statements. On January 7, 1994, the Plan (as defined below) was confirmed by the bankruptcy court (see Note 2).

         The accumulated deficit of the Predecessor Company was eliminated as required by fresh start reporting; additionally, the statement of operations for the one month ended January 26, 1994 reflects the effects of the forgiveness of debt resulting from confirmation of the Plan and the effects of adjustments to restate assets and liabilities to reflect the reorganization value of the Successor Company. As such, the consolidated balance sheets of the Company as of December 31, 1995 and December 25, 1994 and the accompanying consolidated statements of operations for the year ended December 31, 1995 and the eleven months ended December 25, 1994 represent that of the Successor Company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods. The accompanying consolidated statements of operations for the one month ended January 26, 1994 and the year ended December 26, 1993 represent that of the Predecessor Company.


NOTE 2 - THE ACQUISITION:

         On January 27, 1994 (the "Closing Date"), Apollo FRI Partners, L.P. ("Apollo"), Green Equity Investors, L.P. ("GEI") and Foodmaker, Inc. ("Foodmaker") acquired approximately 98% of the outstanding common stock, par value $.01 per share (the "Common Stock") of the Company (the "Acquisition"). The Acquisition involved the following components and related transactions, all of which (unless otherwise noted) were consummated on the Closing Date:

         New Equity Investment. Apollo, GEI, Foodmaker and certain officers of the Company made a $154.7 million new equity investment (the "New Equity Investment") in the Company pursuant to the acquisition agreement, dated as of October 15, 1993, among the Company, Apollo, GEI, Foodmaker and Chi-Chi's (as amended, the "Acquisition Agreement") and the Employee Stock Purchase (as defined below). Apollo purchased 40.0% of the Common Stock outstanding immediately following the Closing Date for $62.3 million in cash, and GEI purchased 18.4% of the Common Stock outstanding immediately following the Closing Date for $28.8 million in cash. Foodmaker acquired 40.0% of the Common Stock immediately following the Closing Date, with a value of $62.3 million in the Chi-Chi's Merger (as defined below).

         Chi-Chi's Merger. The Company acquired Chi-Chi's, a wholly-owned subsidiary of Foodmaker and the operator, directly or indirectly through its subsidiaries, or franchisor of 235 full-service Mexican restaurants, the largest chain of such restaurants in the United States based upon both number of restaurants and annual revenues. This acquisition was accounted for under the purchase method. The Chi-Chi's acquisition occurred through a merger of a newly-formed subsidiary of the Company with Chi-Chi's (the "Chi-Chi's Merger"). Pursuant to the Acquisition Agreement, Foodmaker received (i) $205.0 million in cash, less the principal amount of capital leases and the face amount of certain indebtedness of Chi-Chi's existing or assumed by the Company in connection with the Chi-Chi's Merger, (ii) 389,634 shares of Common Stock and (iii) a warrant to purchase, at an aggregate exercise price of $26.7 million, 10% of the Common Stock outstanding assuming the full exercise thereof (the "Warrant"). The Foodmaker Warrant expires on February 1, 1999. Pro forma financial statements for the Chi-Chi's Merger have not been presented as such merger was a component of the Acquisition, and pro forma financial statements reflecting only this component of the Acquisition would not be meaningful.

         Credit Facility. The Company, FRI-M Corporation (formerly known as REG-M Corp.), a wholly-owned subsidiary of the Company ("FRI-M"), and certain subsidiaries of FRI-M (the "Subsidiary Guarantors") entered into a $150.0 million five-year fully revolving credit facility (the "Credit Facility") with a $100.0 million sub-limit for standby letters of credit to be used for general corporate purposes, including working capital and capital expenditures. Borrowings under the Credit Facility are made by FRI-M. Such borrowings are guaranteed by the Company and the Subsidiary Guarantors and are secured by substantially all of the assets of such subsidiaries and by a pledge of the stock of FRI-M and the Subsidiary Guarantors (see Note 9 for a discussion of certain limitations to the total commitment available under the Credit Facility).

         Prepackaged Plan. The Company and REG-M Corp. commenced Chapter 11 cases on November 23, 1993, and a prepackaged joint plan of reorganization (the "Plan") was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. On the Closing Date, substantially all of the Company's old debt and equity securities were cancelled and extinguished through consummation of the Plan and holders thereof received cash distributions as follows. For each $1,000 principal amount of 12 1/4% Senior Subordinated Notes due 1996 (the "Old Senior Subordinated Notes"), holders received $939.26 in cash plus an additional cash amount equal to interest accrued on $939.26 from May 19, 1993 to the Closing Date at a rate equal to 10.05% per annum (the weighted average of the yields to maturity of the Notes at the time they were issued) (the "Accrual Rate"). For each $1,000 principal amount of 12 3/4% Subordinated Notes due 1998 (the "Old Subordinated Notes" and, together with the Old Senior Subordinated Notes, the "Old Notes"), holders received $646.18 in cash plus an additional cash amount equal to interest accrued on $646.18 from May 19, 1993 to the Closing Date at the Accrual Rate. For each share of 12% Cumulative Exchangeable Preferred Stock (the "Preferred Stock"), holders received $17.88 in cash and for each share of Class D Common Stock (the "Old Common Stock"), holders received $.50 in cash.

         Employee Stock Purchase and Management Incentive Plan. In connection with the Acquisition, the Company adopted a new management incentive plan pursuant to which certain officers and employees of the Company were granted the right to purchase up to 40,900 shares of Common Stock (constituting up to 4.1% of the Common Stock outstanding immediately following such purchases) at $160 per share (the "Employee Stock Purchase"), the same per share price paid by Apollo and GEI in the New Equity Investment. The Employee Stock Purchase was consummated on the Closing Date with respect to certain officers (15,625 shares of Common Stock) and on May 19, 1994 and July 31, 1994 with respect to the other participants (22,552 shares of Common Stock). No more than fifty percent of the purchase price was authorized to be financed through interest-bearing recourse notes payable to the Company. These notes are due on May 31, 1999, if not paid earlier by deductions from incentive compensation, and bear interest at 7%. Interest is payable every six months, in cash or additional notes. The Company has repurchased 8,992 shares of Common Stock due to employee terminations, leaving 29,185 shares currently owned by management stockholders and terminated employees. The individuals who purchased Common Stock were also granted options to purchase 20,822 shares of Common Stock in the future at an exercise price initially set at $160 per share. The Company also granted options to purchase approximately 30,000 shares of Common Stock to approximately 800 other employees.

         Investment Agreement. W. R. Grace & Co.-Conn. ("Grace"), Western Family Restaurants, Inc., an affiliate of Grace which owned 74.6% of the Old Common Stock, and the Company entered into an agreement as amended (the "Investment Agreement"), with Apollo REG, Co., GEI REG, Co. and FMI REG, Co. and Foodmaker. Under the Investment Agreement, among other things, the Company paid Grace $15.0 million on the Closing Date in consideration of Grace's undertaking to obtain written confirmation that although Grace would no longer hold an equity interest in the Company, the Company would continue to receive royalties under a license agreement through February 4, 2010. Grace also agreed to indemnify the Company against certain tax liabilities and with respect to certain previously divested leases.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Fiscal year

         The Company reports results of operations based on 52 or 53 week periods ending on the last Sunday in December. The fiscal year ended December 31, 1995 included 53 weeks, the fiscal year ended December 25, 1994 included 52 weeks, and the fiscal year ended December 26, 1993 included 52 weeks, less one day.

Principles of consolidation

         The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Estimations

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Property held for sale

         Property held for sale is carried at its estimated fair value, less estimated selling costs.

Advertising

         Production costs of commercials and programming are charged to operations when aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred.

Franchise and license fees

         Initial franchise and license fees are recognized when all material services have been performed and conditions have been satisfied. Initial fees for the periods presented are insignificant. Monthly fees are accrued as earned based on the respective monthly sales. Such fees totalled $6,036,000 for 1995, $6,006,000 for the eleven months ended December 25, 1994 (including Chi-Chi's fees subsequent to the Acquisition), $546,000 for the one month ended January 26, 1994 and $4,907,000 for 1993 and are included as an offset to general and administrative expenses.

         The Company hedged its foreign currency royalties through forward exchange contracts. These contracts reduced the exposure to currency movements affecting the royalty receivable. Each contract's duration typically ended when the receivable was expected to be paid. The future value of each contract and the related currency position were subject to off-setting market risk. On December 4, 1995, these contracts were terminated, resulting in a realized gain of $2,405,000, which is included as a reduction to general and administrative expenses in the consolidated financial statements.

Reorganization value and goodwill

         Reorganization value in excess of amounts allocable to identifiable assets is amortized using the straight-line method over 30 years. Goodwill related to the Chi-Chi's Merger was amortized using the straight-line method over 30 years through the fourth quarter of 1994 when the Company wrote off its remaining goodwill balance (see Note 7). Accumulated amortization of reorganization value amounted to $13,018,000 at December 31, 1995 and $6,273,000 at December 25, 1994. During 1995, the Company determined that an impairment of the portion of this asset related to its traditional dinnerhouse restaurants had occurred and wrote off $2,049,000.

Impairment of long-lived assets

         The Company evaluates property and equipment for impairment by comparison of the carrying value of the assets to estimated undiscounted cash flows expected to be generated by the asset over its estimated useful life. Other long-lived assets (i.e., reorganization value and franchise operating rights) are evaluated by comparison of their carrying value to the discounted cash flows expected to be generated. In addition, the Company's evaluation considers non-fictional data such as continuity of personnel, changes in the operating environment, name identification, competitive information and market trends. Finally, the evaluation considers changes in management's strategic direction or market emphasis. When the foregoing considerations suggest that a deterioration of the financial condition of the Company or any of its restaurants has occurred, the Company measures the amount of an impairment, if any, based on the estimated fair value of each of its restaurants over the remaining amortization period.

         During the third quarter of 1995, the Company closed seven Chi-Chi's restaurants and identified additional restaurants to be sold or having impaired asset value. Approximately 32 marginally profitable or unprofitable restaurants are currently being offered for sale. In conjunction with this divestment program, the Company analyzed the carrying value of the Chi-Chi's long-lived assets to determine if any impairment had occurred. In connection with this analysis, the Company recorded a charge for divestitures and writedowns of long-lived assets of $41.9 million.

         The Company believes that there has been no other impairment of its long-lived assets, other than reorganization value associated with its traditional dinnerhouse restaurants, as of December 31, 1995.

Income taxes

         The Company accounts for income taxes using the standards specified in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note 12).

Loss per common share

         Loss per common share for the Successor Company is computed based on the weighted average number of shares actually outstanding. The impact of the Warrant and outstanding options have not been included since the impact would be antidilutive.

Reclassifications

         Certain amounts as previously reported have been reclassified to conform to the 1995 presentation.


NOTE 4 - RECEIVABLES:

         A summary of receivables follows:

                                                           1995           1994
                                                          ------         -------
                                                              (in thousands)
Trade, principally credit
  cards                                                   $2,760         $ 3,184
License and franchise fees
  and related receivables                                  3,184           5,113
Receivable from Marriott
  Distribution Services                                        0             661
Insurance recovery receivables                                 0             323
Notes receivable                                           1,016             428
Other                                                      1,212           2,122
                                                          ------         -------
                                                          $8,172         $11,831
                                                          ======         =======


NOTE 5 - PROPERTY HELD FOR SALE:

         On March 1, 1996, the Company entered into a definitive agreement (the "Sale Agreement") to sell the Family Restaurant Division to an indirect wholly-owned subsidiary of Flagstar Companies, Inc. ("Flagstar") in a transaction with an enterprise value of approximately $306.5 million. Consummation of the sale is subject to customary terms and conditions. At December 31, 1995, the Family Restaurant Division operated 349 restaurants in ten states and was the licensor of 251 full-service restaurants in Japan and South Korea and the franchisor of six restaurants in the United States. Under the terms of the Sale Agreement, the Company will receive, subject to certain post-closing adjustments based on a closing balance sheet, cash of $125 million and $150 million principal amount of 12-1/2% Senior Notes due in 2004 (the "Flagstar Notes"), and Flagstar will assume $31.5 million of long-term debt, primarily capitalized lease obligations. The Company expects the sale to be finalized in the second quarter of 1996 and to record a pretax gain in 1996 as a result of this transaction. Cash proceeds from the sale will be used to repay indebtedness outstanding under the Credit Facility and for general corporate purposes, which may include future interest payments on the Senior Notes (as defined below). In addition, Flagstar is required to (i) file a registration statement with the Securities and Exchange Commission with respect to the resale of the Flagstar Notes within 45 days after the date of original issuance of the Flagstar Notes and (ii) use its best efforts to cause such registration statement to become effective within 105 days after such issue date (see Note 9).

         During the fourth quarter of 1995, the Company determined that its traditional dinnerhouse restaurants would be held for sale. The net assets of these restaurants were written down to their estimated fair value (based in part on a previously received offer in late 1995), less estimated selling costs, of $12,908,000, resulting in a loss of $3,565,000 (including the write-off of reorganization value of $2,049,000 associated with these restaurants, which is included in loss (gain) on disposition of properties in the accompanying consolidated statement of operations). Management is marketing these restaurants as both a combined group and individually; however, it believes the most likely disposition will be on an individual basis or through lease terminations. Further, as a result of this divestment, approximately 1,350 employees will be terminated and estimated severance benefits (as well as lease termination costs) of $1,354,000 have been accrued. Management has identified the specific employees involved in the termination plan and has communicated the benefit arrangements. The disposition of these restaurants is expected to be completed by December 1996.

         As a result of these transactions, the assets and liabilities of the Family Restaurant Division and the traditional dinnerhouse restaurants have been classified as property held for sale in the accompanying consolidated balance sheet. The components of property held for sale are as follows (in thousands):

                Current assets                          $  9,716
                Property and equipment, net              166,187
                Reorganization value, net                149,315
                Other assets                               9,405
                Current liabilities                      (67,842)
                Long-term debt                           (26,704)
                                                        --------
                                                        $240,077
                                                        ========

         The following unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 1995 presents pro forma operating results for the Company as if the sale of the Family Restaurant Division and related transactions had occurred as of the beginning of fiscal year 1995. The following unaudited pro forma condensed consolidated balance sheet presents the pro forma financial condition of the Company as if the sale of the Family Restaurant Division had occurred on December 31, 1995. The unaudited pro forma condensed consolidated balance sheet and statement of operations were prepared assuming the following events had occurred in connection with the sale of the Family Restaurant Division:

         (i) the consummation of the sale of the Family Restaurant Division and related transactions and

         (ii) the repayment of existing loans payable under the Credit Facility and related transactions.

         The pro forma unaudited adjustments represent the Company's preliminary determination of the necessary adjustments and are based upon certain assumptions the Company considers reasonable under the circumstances. Final amounts will differ from those set forth below. The unaudited pro forma financial information presented herein does not purport to represent what the Company's results of operations or financial position would have been had such events occurred at the beginning of fiscal year 1995, or at the date indicated or to project the Company's results of operations in any future period.

         If the sale of the Family Restaurant Division had occurred as of the beginning of 1995, the results of operations would have been as follows for the year ended December 31, 1995 (in thousands except per share):


                                         Family             Unaudited
                                      Restaurants,    -----------------------
                                      Inc. for the          Pro forma
                                       year ended     -----------------------
                                      Dec. 31, 1995   Adjustments    Combined
                                      -------------   -----------   ---------
Sales                                  $1,134,359      $(502,485)   $ 631,874
                                       ----------      ---------    ---------

Product cost                              322,194       (143,534)     178,660
Payroll and related costs                 419,185       (181,403)     237,782
Occupancy and other operating
  expenses                                275,164        (95,882)     179,282
Depreciation and amortization              57,836        (27,906)      29,930
General and administrative
  expenses                                 56,245        (20,201)      36,044
Interest expense, net                      65,277        (29,949)      35,328
Loss (gain) on disposition on
  properties, net                          12,067        (44,706)     (32,639)
Provision for divestitures and
  write-down of long-lived assets          44,500              0       44,500
Restructuring costs                         4,392              0        4,392
                                       ----------      ---------    ---------
  Total costs and expenses              1,256,860       (543,581)     713,279
                                       ----------      ---------    ---------

Loss before income tax
  provision                              (122,501)        41,096      (81,405)

Income tax provision                        1,208           (493)         715
                                       ----------      ---------    ---------
Net loss                               $ (123,709)     $  41,589    $ (82,120)
                                       ==========      =========    =========


Net loss per common share              $  (124.75)                  $  (82.81)
                                       ==========                   =========

Weighted average common shares
  outstanding                             991,650                     991,650
                                          =======                     =======


         These unaudited pro forma adjustments include the effect of (i) the elimination of the operating results of the Family Restaurant Division for the year ended December 31, 1995, including certain allocated corporate general and administrative expenses which are allocated to each of the Company's divisions based on sales ($11,418,000 for the Family Restaurant Division); (ii) the elimination of interest expense related to the Credit Facility of $7,887,000 and the inclusion of interest income related to the Flagstar Notes of $18,750,000; (iii) the gain on the sale of the Family Restaurant Division of $42,831,000; and (iv) the decrease in state, local and foreign income tax expense of $493,000 resulting from the sale of the Family Restaurant Division (the Company incurs no Federal income taxes due to its operating losses).

         If the sale of the Family Restaurant Division had occurred as of December 31, 1995, the Company's Unaudited Pro Forma Condensed Consolidated Balance Sheet would appear as follows (in thousands):



                                                                       Unaudited
                                                     Family     -----------------------
                                                  Restaurants,         Pro forma
                                                    Inc. at     -----------------------
                                                 Dec. 31, 1995  Adjustments    Combined
                                                 -------------  -----------    --------
Assets:
Current assets:
  Cash and cash equivalents                       $   8,370     $  39,899      $ 48,269
  Property held for sale                            240,077      (227,169)       12,908
  Other current assets                               18,630             0        18,630
                                                  ---------     ---------      --------
    Total current assets                            267,077      (187,270)       79,807

Flagstar notes                                            0       150,000       150,000
Other long-term assets                              246,555             0       246,555
Other assets                                         37,638          (739)       36,899
                                                  ---------     ---------      --------
                                                  $ 551,270     $ (38,009)     $513,261
                                                  =========     =========      ========


Liabiities and stockholders' deficit:
Current liabilities:
  Loan payable to banks                           $  79,815     $ (79,815)     $      0
  Other accrued liabilities                          78,319          (286)       78,033
  Other current liabilities                          63,829             0        63,829
                                                  ---------     ---------      --------
    Total current liabilities                       221,963       (80,101)      141,862

Long-term liabilities                               460,883             0       460,883

Stockholders' deficit                              (131,576)       42,092       (89,484)
                                                  ---------     ---------      --------

                                                  $ 551,270     $ (38,009)     $513,261
                                                  =========     =========      ========

         These unaudited pro forma adjustments include the effect of (i) the elimination of the Family Restaurant Division property held for sale balance of $227,169,000; (ii) receipt of cash of $125,000,000 (net of estimated transaction costs of $5,000,000) and the Flagstar Notes of $150,000,000, with no assumption for the impact of any post-closing adjustments based on a closing balance sheet; and (iii) the payment of existing loans ($79,815,000) and accrued interest ($286,000) payable under the Credit Facility and the elimination of the remaining balance of capitalized debt issuance costs of $739,000.

NOTE 6 - PROPERTY AND EQUIPMENT:

         A summary of property and equipment follows:

                                               1995              1994
                                            ---------         ---------
                                                   (in thousands)
         Land                               $  24,030         $  55,872
         Buildings and improvements           151,245           293,847
         Furniture, fixtures and
           equipment                           64,253           105,340
         Projects under construction            2,666            23,296
                                            ---------         ---------
                                              242,194           478,355

         Accumulated depreciation
           and amortization                   (34,971)          (33,001)
                                            ---------         ---------
                                            $ 207,223         $ 445,354
                                            =========         =========


         Property under capitalized leases in the amount of $23,800,000 at December 31, 1995 and $64,201,000 at December 25, 1994 is included in buildings and improvements. Accumulated amortization of property under capitalized leases amounted to $5,227,000 at December 31, 1995 and $7,215,000 at December 25, 1994. Capitalized leases primarily relate to the buildings on certain restaurant properties; the land portions of these leases are accounted for as operating leases.

         Depreciation and amortization relating to property and equipment was $45,766,000 for 1995, $33,860,000 for the eleven months ended December 25, 1994, $2,359,000 for the one month ended January 26, 1994 and $28,394,000 for
1993, of which $7,578,000, $7,451,000, $412,000 and $6,213,000, respectively, was related to amortization of property under capitalized leases.

         A majority of the capitalized and operating leases have original terms of 25 years, and substantially all of these leases expire in the year 2006 or later. Most leases have renewal options. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in most cases, contingent rent, calculated as a percentage of sales, in excess of minimum rent. The total amount of contingent rent under capitalized leases for the year ended December 31, 1995, the eleven months ended December 25, 1994, the one month ended January 26, 1994 and the year ended December 26, 1993 was $5,491,000, $4,895,000, $305,000 and $5,315,000, respectively. Total rental expense for all operating leases comprised the following:

                                             Eleven
                                             Months         One Month
                                             Ended            Ended
                                            Dec. 25,         Jan. 26,
                             1995             1994             1994             1993
                           --------         --------        ----------        ---------
                                                 (in thousands)
Minimum rent               $ 56,577         $ 50,373         $  2,153         $ 26,315
Contingent rent               3,775            3,636              208            3,339
Less: Sublease rent          (5,815)          (5,685)            (369)          (5,035)
                           --------         --------         --------         --------

                           $ 54,537         $ 48,324         $  1,992         $ 24,619
                           ========         ========         ========         ========


         At December 31, 1995, the present value of capitalized lease payments and the future minimum lease payments on noncancellable operating leases were:

                                        Capitalized       Operating
      Due in                               Leases           Leases
      ------                            -----------       ---------
                                                (in thousands)
      1996                                $ 10,791         $ 50,984
      1997                                  10,467           49,297
      1998                                  10,067           48,450
      1999                                   9,259           46,989
      2000                                   8,207           45,010
      Later years                           27,609          259,769
                                          --------         --------
      Total minimum lease payments          76,400         $500,499
      Interest                             (24,770)        ========
                                          --------
      Present value of minimum
        lease payments                    $ 51,630
                                          ========


         The future lease payments summarized above include commitments for leased properties included in property held for sale and in the Company's divestiture program.

NOTE 7 - GOODWILL WRITE-OFF:

         Chi-Chi's reported significant sales declines in the second half of 1994 which continued into 1995. These sales declines resulted in operating performance for Chi-Chi's which was significantly lower than anticipated at the time of the Acquisition. These operating results caused the Company to reevaluate its business strategy for the Mexican Restaurant Division, particularly Chi-Chi's. Consistent with this strategic reevaluation, the Company revised its forecasts for the future operations of Chi-Chi's which resulted in a significant reduction in projected future cash flows and a lower valuation of the business. The Company determined that its projected results for Chi-Chi's would not support the future amortization of the remaining Chi-Chi's goodwill balance of $144,780,000 at December 25, 1994.

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

NOTE 8 - OTHER ASSETS:

         A summary of other assets follows:

                                         1995           1994
                                        -------        -------
                                            (in thousands)
      Liquor licenses                   $ 6,059        $ 7,079
      Debt issuance costs                13,352         20,078
      Franchise operating rights              0          8,733
      Notes receivable                    8,569          9,882
      Property held for sale              8,753            339
      Other                                 905          2,537
                                        -------        -------
                                        $37,638        $48,648
                                        =======        =======


         Debt issuance costs are amortized over the terms of the respective loan agreements.

         Franchise operating rights at December 25, 1994 are stated at their fair market value as of the date of the Acquisition based on royalty income streams and are amortized over the terms of the franchise agreements. The franchise operating rights at December 31, 1995 have been reclassified as property held for sale.

         Property held for sale represents Chi-Chi's restaurants identified for divestment during the third quarter of 1995 which management believes will be sold over the next two years (see Note 3).

NOTE 9 - LONG-TERM DEBT, INCLUDING CAPITALIZED LEASE OBLIGATIONS:

         Long-term debt, including capitalized lease obligations, is comprised of the following (excluding amounts in 1995 related to the Family Restaurant Division and traditional dinnerhouse restaurants):

                                            1995            1994
                                          --------        --------
                                               (in thousands)
9-3/4% Senior Notes                       $300,000        $300,000
10-7/8% Senior Subordinated
  Discount Notes                           133,860         120,406
Revolving credit loans                           0          59,600
Capitalized lease obligations               21,159          58,798
Mortgage notes, 12-1/4% - 12-1/2%,
  due 1996-1998                                529           1,719
Other                                        2,701           2,726
                                          --------        --------
                                           458,249         543,249
Amounts due within one year                  3,046           6,754
                                          --------        --------
                                          $455,203        $536,495
                                          ========        ========


         In connection with the Acquisition, the Company sold $300.0 million principal amount of 9-3/4% Senior Notes due in full in 2002 (the "Senior Notes") and $150.0 million principal amount ($109.0 million in proceeds) of 10-7/8% Senior Subordinated Discount Notes due in full in 2004 (the "Discount Notes" and, together with the Senior Notes, the "Notes"), and the Company and certain of its subsidiaries entered into the $150.0 million senior secured revolving Credit Facility with a $100.0 million sub-limit for standby letters of credit, which was to be used for general corporate purposes including working capital, debt service and capital expenditure requirements. The Credit Facility will terminate and the obligations thereunder will be immediately due and payable on January 27, 1999. The outstanding total commitment available under the Credit Facility, as amended, as of March 29, 1996, was $137.9 million, leaving $6.2 million of additional borrowings available thereunder.

         Borrowings in the amount of $79,815,000 were outstanding under the Credit Facility as of December 31, 1995, and interest on the revolving credit loans was being charged at 10.0%. On August 1, 1995, the Company borrowed $14,625,000 under the Credit Facility to fund an interest payment made on the Senior Notes. This amount was paid off in December 1995. On February 1, 1996, the Company borrowed $14,625,000 to fund an additional interest payment on the Senior Notes. Standby letters of credit are issued under the Credit Facility primarily to provide security for future amounts payable by the Company under its workers' compensation insurance program ($37,600,000 of such letters of credit were outstanding as of December 31, 1995).

         The Credit Facility contains various covenants including the maintenance of certain financial ratios. The Company is suffering from deficit cash flows from operations and has made required debt service payments on other obligations through borrowings on the Credit Facility. Accordingly, the Company has failed to comply with certain of such financial covenants and anticipates that it may not comply with such covenants for the fiscal quarters ending March 1996 and June 1996. However, the banks under the Credit Facility (the "Banks") have agreed to waive such noncompliance through July 31, 1996. In accordance with generally accepted accounting principles, and because the waivers only extend through July 31, 1996, at this time the Company has classified the outstanding balance of $79,815,000 at December 31, 1995 as a current liability. There can be no assurances that further waivers or amendments will be obtained after July 31, 1996. Given this uncertainty, the amortization of the related debt issuance costs was accelerated assuming the debt will be retired or replaced earlier.

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

         In the third quarter of 1995, the Company retained Donaldson, Lufkin & Jenrette Securities Corporation as a financial advisor to assist the Company in the process of divesting certain divisions and operations. This process culminated in the execution of the Sale Agreement on March 1, 1996 to sell the Family Restaurant Division to Flagstar in a transaction with an enterprise value of $306.5 million, subject to certain adjustments based on a closing balance sheet. Cash proceeds from the sale will be used to repay indebtedness outstanding under the Credit Facility and for general corporate purposes, which may include future interest payments on the Senior Notes (see
Note 5). Consummation of the sale is subject to customary terms and conditions and there can be no assurances that this transaction will be consummated.

         Upon consummation of the sale, the Company will continue to be highly leveraged and have significant debt service requirements. Although management believes that the proceeds available to the Company as a result of the sale (including funds available from potential sale of the Flagstar Notes), its cost restructuring and revised marketing plans for Chi-Chi's, and other available options (including sale of other divisions and sale/leaseback of owned properties) should be sufficient to meet its operating and debt service requirements for the foreseeable future, there can be no assurance that the Company will be able to repay or refinance the Notes at their respective maturities. The Company is currently exploring various alternatives to further reduce its debt (including indebtedness outstanding under the Notes). Among other things, the Company may use the Flagstar Notes to reduce such debt.

         The mortgage notes were issued to a group of institutional lenders and are collateralized by mortgages covering five restaurants having a book value of approximately $5.1 million at December 31, 1995.

         Maturities of long-term debt, including capitalized lease obligations, during the four years subsequent to December 29, 1996 are as follows:
$3,958,000 in 1997; $2,847,000 in 1998; $2,424,000 in 1999 and $2,327,000 in
2000.

NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The recorded amounts of the Company's cash and cash equivalents, restricted cash, self-insurance reserves, other accrued liabilities and revolving credit borrowings at December 31, 1995 and December 25, 1994 approximate fair value. The fair value of the Company's long-term debt, excluding capitalized lease obligations, is estimated as follows:

                                 1995                            1994
                      -------------------------       -------------------------
                      Recorded          Fair          Recorded          Fair
                       Amount           Value          Amount           Value
                      --------        --------        ---------       ---------
                                         (in thousands)
Senior Notes          $300,000        $165,000        $300,000        $233,250
Discount Notes         133,860          15,000         120,406          81,000
Mortgage notes             529             549           1,719           1,718
Other                    2,701           2,368           2,726           2,460


         The fair values of the Notes are based on an average market price of these instruments as of the end of fiscal 1995 and 1994. The fair value of the mortgage notes and other debt was estimated using a discount rate which the Company believes would be currently available to it for debt with similar terms and average maturities.

         The Company does not maintain investments or commitments for which the application of SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," would cause a material effect.

NOTE 11 - OTHER ACCRUED LIABILITIES:

         A summary of other accrued liabilities follows (excluding amounts in 1995 related to the Family Restaurant Division and traditional dinnerhouse restaurants):

                                            1995            1994
                                           -------        -------
                                               (in thousands)
Wages, salaries and bonuses                $16,136        $27,292
Carrying costs of closed properties         12,925         17,912
Interest                                    13,306         13,212
Reserve for divestitures                    11,858              0
Sales tax                                    3,771         10,011
Property taxes                               3,460          4,626
Accrued rent                                   868          3,474
Utilities                                    1,381          4,028
Other                                       14,614         15,871
                                           -------        -------
                                           $78,319        $96,426
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

NOTE 12 - INCOME TAXES:

         The Company reported a loss before income tax provision in 1995, 1994 and 1993. Accordingly, the income tax provisions for each year primarily reflect certain state, local and foreign taxes. On a tax return basis, the Federal regular operating loss carryforwards amounted to approximately $208.5 million ($143.5 million of alternative minimum tax operating loss carryforwards) and expire in 2003 through 2011. The Company had approximately $1.7 million of tax credit carryforwards which expire in 2003 and 2004.

         Upon consummation of the Acquisition, the Company's net operating loss carryovers and other tax attributes were reduced significantly for Federal income tax purposes. In addition, because the consummation of the Acquisition triggered an ownership change of the Company for Federal income tax purposes, the Company's post-Acquisition use of its remaining net operating loss carryovers for regular and alternative minimum Federal income tax purposes is subject to an annual limitation in an amount equal to the product of (i) the long-term tax-exempt rate prevailing on the Closing Date and (ii) the value of the Company's stock, increased to reflect the cancellation of indebtedness pursuant to the Plan (but without taking into account contributions to capital pursuant to the Acquisition). The Company's annual limit is approximately $5.3 million.

         At December 31, 1995, the Company and its subsidiaries had tax credit carryforwards of approximately $4.1 million not utilized by Grace. In accordance with the 1986 acquisition from Grace, the Company must reimburse Grace for 75% of the benefit of these tax credits if they are utilized in future Company tax returns. Further, El Torito Restaurants, Inc. (a wholly owned subsidiary of the Company) has approximately $12.3 million of tax depreciation deductions not claimed in Grace tax returns as a result of a tax sharing agreement. The Company will also reimburse Grace for 75% of any tax savings generated by these deductions. In addition, operating loss and tax credit carryforwards ($5.3 million and $0.7 million, respectively) generated prior to the acquisition of certain restaurant companies by Grace were available at December 31, 1995 to offset future taxable income or income taxes, respectively, of those companies for various years through 1999.

         Further, as a result of the Chi-Chi's Merger, the Company has net operating loss and credit carryforwards not used by Chi-Chi's of $50.7 million and $6.9 million, respectively. The net operating losses expire beginning in 2004 through 2009 and the credit carryovers expire in various years from 1996 through 2009. The Acquisition, as well as the 1992 acquisition of a previous franchisee by Chi-Chi's, triggered ownership changes for Federal income tax purposes which result in separate annual limitations on the availability of these losses and credits.

         A reconciliation of income tax expense to the amount of income tax benefit that would result from applying the Federal statutory rate (35% for 1995, 1994 and 1993) to loss before income taxes is as follows:

                                 Fiscal          Eleven             One             Fiscal
                                  Year           Months            Month             Year
                                 Ended            Ended            Ended             Ended
                                Dec. 31,         Dec. 25,         Jan. 26,          Dec. 26,
                                  1995             1994             1994              1993
                                --------         --------         ---------         --------
                                                      (in thousands)
Provision for income
  taxes at statutory
  rate                          $(42,875)        $(56,736)        $ 191,834         $(18,010)
State taxes, net of
  Federal income tax
  benefit                            332           (2,948)          (16,300)          (3,113)
State minimum tax                      0            1,183                55              187
Foreign taxes                        270              541                49              471
Goodwill                           3,312           54,679                 0            1,923
Nondeductible reorgani-
  zation costs                         0                0          (175,597)               0
Addition to valuation
  allowance                            0            4,896                 0           17,545
Surtax exemption                       0                0                 0              514
Change in deferred tax
  asset which is subject
  to a full valuation
  reserve and other               40,169              158                14            1,141
                                --------         --------         ---------         --------
                                $  1,208         $  1,773         $      55         $    658
                                ========         ========         =========         ========

         At December 31, 1995 and December 25, 1994, the Company's deferred tax asset was $186,874,000 and $136,383,000, respectively, and deferred tax liability was $29,514,000 and $27,570,000, respectively. The major components of the Company's net deferred taxes of $157,360,000 at December 31, 1995 and $108,813,000 at December 25, 1994 are as follows:

                                      1995              1994
                                   ---------         ---------
                                          (in thousands)

Depreciation                       $ (24,062)        $ (26,004)
Net operating loss and
  credit carryforwards               115,279            86,243
Capitalized leases                     1,921               900
Divestment, carrying cost
  and rent subsidy reserves           23,183             8,306
Self-insurance reserves               22,779            22,552
Kasumi payment to Grace                5,808             6,000
Property held for sale                (5,451)                0
Straight-line rent                     1,923             1,939
Reorganization costs                   6,714             4,834
Other                                  9,266             4,043
                                   ---------         ---------
                                     157,360           108,813
Valuation allowance                 (157,360)         (108,813)
                                   ---------         ---------
                                   $       0         $       0
                                   =========         =========



         The increase in the valuation allowance for 1995 resulted from an increase in the cumulative temporary differences offset by expirations of certain credits.

NOTE 13 - BENEFIT PLANS:

         The Company maintains certain incentive compensation and related plans for executives and key operating personnel, including restaurant and field management. Total expenses for these plans were $7,071,000, $8,217,000, $666,000 and $9,479,000 for 1995, the eleven months ended December 25, 1994, the one month ended January 26, 1994 and 1993, respectively.

         The Predecessor Company had two Retirement Savings Plans, and substantially all of the Predecessor Company's salaried employees were eligible to participate in them. Effective December 31, 1991, the Predecessor Company suspended its match under one of the plans and terminated the other plan. During 1994, the Company acquired two retirement plans related to the Chi-Chi's Merger and established a new deferred compensation plan for highly compensated employees. In 1995, the Company reinstituted its match under the Retirement Savings Plan. The Company's contributions and expenses under these plans were $355,000, $528,000, $2,000 and $53,000 for 1995, the eleven months ended
December 25, 1994, one month ended

January 26, 1994 and 1993, respectively. The Company has no defined benefit plans.

NOTE 14 - RELATED PARTY TRANSACTIONS:

         Foodmaker provides distribution services to a portion of the Company's Mexican restaurants, principally those operated under the Chi-Chi's name. Distribution sales to those restaurants for the year ended December 31, 1995 and the eleven months ended December 25, 1994 aggregated $76,423,000 and $81,537,000, respectively. In relation to the distribution sales, the Company had accounts payable of $1,481,000 and $2,964,000 due to Foodmaker at December 31, 1995 and December 25, 1994, respectively.

         On the Closing Date, Apollo and GEI received an aggregate of $7.0 million as a financial advisory fee for services provided in connection with the Acquisition and related transactions. In addition, Apollo and GEI each charge a monthly fee of $50,000 for providing certain management services to the Company. For the year ended December 31, 1995 and the eleven months ended December 25, 1994, the Company was charged $1.2 million and $1.1 million, respectively, in connection with this arrangement.

NOTE 15 - COMMON STOCK:

         In connection with the Acquisition, the Company adopted a new management incentive plan, pursuant to which certain officers and employees of the Company were granted the right to purchase up to 40,900 shares of Common Stock (constituting up to 4.1% of the Common Stock outstanding immediately following such purchases) at $160 per share (the "Employee Stock Purchase"), the same per share price paid by Apollo and GEI in the New Equity Investment. The Employee Stock Purchase was consummated on the Closing Date with respect to certain officers (15,625 shares of Common Stock) and on May 19, 1994 and July 31, 1994 with respect to the other participants (22,552 shares of Common Stock). No more than fifty percent of the purchase price was authorized to be financed through interest-bearing recourse notes payable to the Company. The Company has repurchased 8,992 shares of Common Stock due to employee terminations, leaving 29,185 shares currently owned by management stockholders and terminated employees. The individuals who purchased Common Stock were also granted options to purchase 20,822 shares of Common Stock in the future at an exercise price initially set at $160 per share. The Company also granted options to purchase approximately 30,000 shares of Common Stock to approximately 800 other employees. All these options expire in 2004 and 2005 and become exercisable at a rate of 25% on the grant date and 25% on each of the next three anniversaries of the grant date. Approximately 22,000 options have expired due to terminations.

NOTE 16 - CONTINGENCIES:

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

                                  SCHEDULE VIII

                            FAMILY RESTAURANTS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                    Additions
                                                   Balance at      Charged to    Charged to                           Balance
                                                    beginning       costs and       other                             at end
                  Description                       of period       expenses      accounts         Deductions        of period
                  -----------                      ----------      ----------    ----------        ----------        ---------
Allowance for uncollectible
  receivables:
    For the year 1995                                 $813             $0            $0             $(131)(2)           $682

    For the year 1994                                  955              21          360 (1)          (523)(2)            813

    For the year 1993                                  548             429            0               (22)(2)            955



(1) Represents allowance established at the date of the Chi-Chi's Merger.

(2) Represents write-off of uncollectible receivables against allowance and includes transfers to other accounts.