Form 10-Q
period 1996-03-31
FAMILY RESTAURANTS
filed 1996-05-15
CIK 813856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 X      Quarterly report pursuant to section 13 or 15(d) of the Securities
- - ---     Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

        Transition report pursuant to section 13 or 15(d) of the Securities
- - ---     Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 33-14051

Family Restaurants, Inc.
- - --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                                    33-0197361
- - --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


18831 Von Karman Avenue, Irvine, California       92715
- - --------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:   (714) 757-7900
                                                     ---------------------------

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

Number of shares of outstanding common stock as of May 13, 1996 is 988,285.

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements


                            FAMILY RESTAURANTS, INC.
                            ------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       ($ in thousands, except per share)



                                                             March 31,    December 31,
                                                               1996           1995
                                                            -----------   ------------
                                                            (Unaudited)
ASSETS
- - ------
Current assets:
  Cash and cash equivalents                                  $   7,547      $   8,370
  Receivables                                                    7,304          8,172
  Inventories                                                    5,067          5,645
  Other current assets                                           4,826          4,813
  Property held for sale                                       226,853        240,077
                                                             ---------      ---------
    Total current assets                                       251,597        267,077

Property and equipment, net                                    207,857        207,223
Reorganization value in excess of amounts
  allocable to identifiable assets, net                         38,981         39,332
Other assets                                                    30,062         37,638
                                                             ---------      ---------
                                                             $ 528,497      $ 551,270
                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
- - -------------------------------------
Current liabilities:
  Loans payable to banks                                     $  91,223      $  79,815
  Current portion of long-term debt, including
    capitalized lease obligations                                3,369          3,046
  Accounts payable                                              20,689         22,400
  Self-insurance reserves                                       34,939         35,488
  Other accrued liabilities                                     66,733         78,319
  Income taxes payable                                           3,336          2,895
                                                             ---------      ---------
    Total current liabilities                                  220,289        221,963

Other long-term liabilities                                      5,187          5,680
Long-term debt, including capitalized lease
  obligations, less current portion                            458,112        455,203

Stockholders' deficit:
  Common stock - authorized 1,500,000 shares, par
    value $.01 per share, 997,277 shares issued                     10             10
  Additional paid-in capital                                   158,251        158,251
  Notes receivable from stockholders                              (934)          (869)
  Accumulated deficit                                         (311,035)      (287,585)
  Less treasury stock, at cost (8,950 shares)                   (1,383)        (1,383)
                                                             ---------      ---------
    Total stockholders' deficit                               (155,091)      (131,576)
                                                             ---------      ---------
                                                             $ 528,497      $ 551,270
                                                             =========      =========


     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.
                            ------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                       ($ in thousands, except per share)
                                  (Unaudited)



                                                   For the Quarters Ended
                                                  -------------------------
                                                  March 31,       March 26,
                                                    1996             1995
                                                  ---------       ---------
Sales                                             $ 259,052       $ 281,133
                                                  ---------       ---------
Product cost                                         72,778          79,410
Payroll and related costs                            99,501         105,775
Occupancy and other operating expenses               62,293          68,508
Depreciation and amortization                        12,796          13,840
General and administrative expenses                  14,049          15,418
Loss on disposition of properties, net                3,078             221
Restructuring costs                                   1,205               0
                                                  ---------       ---------
  Total costs and expenses                          265,700         283,172
                                                  ---------       ---------
Operating loss                                       (6,648)         (2,039)

Interest expense, net                                16,386          14,913
                                                  ---------       ---------
Loss before income tax provision                    (23,034)        (16,952)

Income tax provision                                    416             487
                                                  ---------       ---------
Net loss                                          $ (23,450)      $ (17,439)
                                                  =========       =========
Net loss per common share                         $  (23.73)      $  (17.49)
                                                  =========       =========
Weighted average common shares outstanding          988,285         997,277
                                                  =========       =========





     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.
                            ------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                ($ in thousands)
                                  (Unaudited)



                                                          For the Quarters Ended
                                                          -----------------------
                                                          March 31,     March 26,
                                                            1996          1995
                                                          ---------     ---------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
  Cash received from customers, franchisees
    and licensees                                         $ 261,114     $ 279,573
  Cash paid to suppliers and employees                     (257,522)     (274,869)
  Interest paid, net                                        (19,719)      (17,850)
  Income taxes received                                          25             9
  Restructuring costs                                        (1,205)            0
                                                          ---------     ---------
    Net cash used in operating activities                   (17,307)      (13,137)
                                                          ---------     ---------
Cash flows from investing activities:
  Proceeds from disposal of property and equipment            9,936         1,636
  Capital expenditures                                       (2,274)      (16,620)
  Capitalized opening costs                                    (141)         (594)
  Other                                                      (1,171)          552
                                                          ---------     ---------
    Net cash provided by (used in) investing
      activities                                              6,350       (15,026)
                                                          ---------     ---------
Cash flows from financing activities:
  Proceeds from working capital borrowings, net              11,408        28,900
  Reductions of long-term debt, including
    capitalized lease obligations                            (1,274)       (1,415)
  Decrease in restricted cash                                     0         1,850
  Payments of notes receivable from stockholders                  0            29
                                                          ---------     ---------
    Net cash provided by financing activities                10,134        29,364
                                                          ---------     ---------
Net increase (decrease) in cash and cash
  equivalents                                                  (823)        1,201
Cash and cash equivalents at beginning of period              8,370         8,239
                                                          ---------     ---------
Cash and cash equivalents at end of period                $   7,547     $   9,440
                                                          =========     =========





     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.
                            ------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
          -----------------------------------------------------------
                                ($ in thousands)
                                  (Unaudited)



                                                         For the Quarters Ended
                                                         -----------------------
                                                         March 31,     March 26,
                                                           1996          1995
                                                         ---------     ---------
Reconciliation of net loss to net
  cash used in operating activities:

Net loss                                                  $(23,450)     $(17,439)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                           12,796        13,840
    Amortization of debt issuance costs                      1,221           824
    Loss on disposition of properties                        3,078           221
    Accretion of interest on Discount Notes                  3,611         3,210
    Decrease (increase) in receivables,
      inventories and other current assets                   1,006        (1,974)
    Decrease in accounts payable,
      self-insurance reserves, other accrued
      liabilities and income tax payable                   (15,569)      (11,819)
                                                          --------      --------
Net cash used in operating activities                     $(17,307)     $(13,137)
                                                          ========      ========




     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.
                            ------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)


        1. COMPANY. Family Restaurants, Inc. was incorporated in Delaware in 1986 and is primarily engaged in the operation of full-service restaurants throughout the United States through its subsidiaries (Family Restaurants, Inc. together with its subsidiaries shall hereinafter be referred to as the "Company"). At March 31, 1996, the Company operated 664 restaurants in 32 states, with approximately 53% of its restaurants located in California. The Company is the licensor of 259 full-service restaurants in Japan and South Korea, the franchisor of six family restaurants and four Mexican restaurants in the United States and the franchisor of 18 Mexican restaurants outside the United States.

        On March 1, 1996, the Company entered into a definitive agreement (the "Sale Agreement") to sell the Family Restaurant Division (as defined below) to an indirect wholly-owned subsidiary of Flagstar Companies, Inc. ("Flagstar") in a transaction with an enterprise value of approximately $306.5 million. Consummation of the sale is subject to customary terms and conditions. At March 31, 1996, the Family Restaurant Division operated 348 restaurants in ten states and was the licensor of 255 full-service restaurants in Japan and South Korea and the franchisor of six restaurants in the United States. Under the terms of the Sale Agreement, the Company will receive, subject to certain post-closing adjustments based on a closing balance sheet, cash of $125 million and $150 million principal amount of 12-1/2% Senior Notes due in 2004 (the "Flagstar Notes"), and Flagstar will assume $31.5 million of long-term debt, primarily capitalized lease obligations. The Company expects the sale to be finalized in the second quarter of 1996 and to record a pretax gain in 1996 as a result of this transaction. Cash proceeds from the sale will be used to repay indebtedness outstanding under the Credit Facility (as defined below) and for general corporate purposes, which may include future interest payments on the Company's 9-3/4% Senior Notes due in 2002 (the "Senior Notes"). In addition, Flagstar is required to (i) file a registration statement with the Securities and Exchange Commission with respect to the resale of the Flagstar Notes within 45 days after the date of original issuance of the Flagstar Notes and (ii) use its best efforts to cause such registration statement to become effective within 105 days after such issue date.

        2. FINANCIAL STATEMENTS. The Condensed Consolidated Financial Statements in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Year Ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of those for the full year.

        3. IMPAIRMENT OF LONG-LIVED ASSETS. Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which generally requires the assessment of certain long-lived assets for possible impairment when events or circumstances indicate the carrying value of these assets may not be recoverable.

        The Company evaluates property and equipment for impairment by comparison of the carrying value of the assets to estimated undiscounted cash flows (before interest charges) expected to be generated by the asset over its estimated useful life. In addition, the Company's evaluation considers data such as continuity of personnel, changes in the operating environment, name identification, competitive information and market trends. Finally, the evaluation considers changes in management's strategic direction or market emphasis. When the foregoing considerations suggest that a deterioration of the financial condition of the Company or any of its assets has occurred, the Company measures the amount of an impairment, if any, based on the estimated fair value of each of its assets over the remaining amortization period.

        The Company believes that there has been no impairment of its long-lived assets based on re-engineering and re-positioning plans currently under development, other than impairment already recognized in connection with various properties held for sale.

        4. LOSS PER COMMON SHARE. Loss per common share is computed based on the weighted average number of shares actually outstanding. The impact of a warrant to acquire an additional 111,111 shares of common stock of the Company and options has not been included since the impact would be antidilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain information included in Management's Discussion and Analysis of Financial Condition and Results of Operations is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the factors and specific events that could affect the outlook of a restaurant company operating in an increasingly competitive environment. Some factors that could significantly impact expected revenues, expenses and cash flows of the Company include (i) the successful consummation of the sale of the Family Restaurant Division and the use of the proceeds therefrom, (ii) the implementation of a successful cost restructuring program and the development of a successful marketing strategy for Chi-Chi's, (iii) the effect of national and regional economic conditions, (iv) the availability of adequate working capital, (v) competitive products and pricing and (vi) changes in legislation.

        The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Form 10-K.

        As used herein, "comparable restaurants" means restaurants operated by the Company on January 1, 1995, which continued in operation through the end of the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES.

        A. LIQUIDITY

        The Company currently relies primarily on internally generated funds, supplemented by working capital advances under the Credit Facility, for its liquidity. The Company's viability is therefore dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and to obtain and comply with the terms of its financing agreements.

        Operating Cash Flow. During the first quarter of 1996, the Company reported EBITDA (defined as earnings (loss) before gain (loss) on disposition of properties, interest, taxes, depreciation and amortization) of $10.4 million. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income
(loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

        Working Capital Deficiency. The Company operates with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and
(iii) cash from sales is usually received before related accounts payable for food, beverages and supplies become due. The Company had a working capital deficiency of $104.3 million on March 31, 1996 (excluding the impact of $226.9 million in property held for sale and the impact of $91.2 million in loans payable to banks classified as a current liability as discussed below).

        Credit Facility. On January 27, 1994, the Company, FRI-M Corporation ("FRI-M") and certain subsidiaries of FRI-M entered into a credit facility (the "Credit Facility"). Borrowings in the amount of $79.8 million (including $14.6 million outstanding from a loan made on February 1, 1996 to fund an interest payment made on the Senior Notes) were outstanding under the Credit Facility as of May 13, 1996. Standby letters of credit are issued under the Credit Facility primarily to provide security for future amounts payable by the Company under its workers' compensation insurance program ($42.2 million of such letters of credit were outstanding as of May 13, 1996). The outstanding total commitment available under the Credit Facility, as amended, as of May 13, 1996, was $130.1 million, leaving $8.1 million of additional borrowings available thereunder.

        The Credit Facility contains various covenants including the maintenance of certain financial ratios. Although the Company has failed to comply with certain of such financial covenants and anticipates that it may not comply with such covenants for the fiscal quarter ending June 1996, the banks under the Credit Facility (the "Banks") have agreed to waive such noncompliance for periods ending on or prior to July 31, 1996. In accordance with generally accepted accounting principles, and because the waivers only extend through July 31, 1996, the Company has classified the outstanding balance of $91.2 million at March 31, 1996 as a current liability in the accompanying condensed consolidated balance sheet. There can be no assurances that further waivers or amendments will be obtained after July 31, 1996. Given this uncertainty, the amortization of the related debt issuance costs was accelerated assuming the debt will be retired or replaced earlier.

        Other. In the third quarter of 1995, the Company retained Donaldson, Lufkin & Jenrette Securities Corporation as a financial advisor to assist the Company in the process of divesting certain divisions and operations. This process culminated in the execution of the Sale Agreement on March 1, 1996 to sell the Family Restaurant Division to Flagstar in a transaction with an enterprise value of $306.5 million, subject to certain adjustments based on a closing balance sheet. Cash proceeds from the sale will be used to repay indebtedness outstanding under the Credit Facility and for general corporate purposes, which may include future interest payments on the Senior Notes. See
Note 1 to the condensed consolidated financial statements. Consummation of the sale is subject to customary terms and conditions, and there can be no assurances that this transaction will be consummated.

        Upon consummation of the sale, the Company will continue to be highly leveraged and have significant debt service requirements. Although management believes that the proceeds available to the Company as a result of the sale of the Family Restaurant Division (including funds available from the potential sale of the Flagstar Notes), its cost restructuring and revised marketing plans for Chi-Chi's and other available options (including sale of other divisions and sale/leaseback of owned properties) should be sufficient to meet its operating and debt service requirements for the foreseeable future, there can be no assurance that the Company will be able to repay or refinance the Senior Notes and the 10-7/8% Senior Subordinated Discount Notes (the "Discount Notes" and together with the Senior Notes, the "Notes") at their respective maturities. The Company is currently exploring various alternatives to further reduce its debt (including indebtedness outstanding under the Notes). Among other things, the Company may use the Flagstar Notes to reduce such debt. However, there can be no assurances that the Company will be able to reduce such debt on satisfactory terms.

        B.  CAPITAL EXPENDITURES

        As noted in the Condensed Consolidated Statements of Cash Flows, net cash provided by investing activities was $6.4 million for the quarter ended March 31, 1996 versus net cash used in investing activities of $15.0 million for the quarter ended March 26, 1995.

        Due to the ongoing deterioration in operating cash flow, the Company has suspended its remodel and new restaurant construction programs for all restaurants indefinitely. All other capital projects are being tightly controlled until an improvement in operating cash flow is realized.

RESULTS OF OPERATIONS.

        The Company's total sales decreased by $22,081,000 or 7.9% for the first quarter of 1996 as compared to the same period in 1995. This decrease was due to (i) decreased sales of comparable restaurants and (ii) restaurants divested or closed. These sales decreases were offset, in part, by additional sales from new restaurants opened during 1995.

                                               First Quarter Sales
                                                    Decrease
                                               -------------------
                                                ($ in thousands)
Decrease in Sales of Comparable
  Restaurants                                       $(13,980)
Decrease in Sales of Restaurants Sold
  or Closed                                          (11,032)
Increase in Sales of New Restaurants (1)               2,931
                                                    --------
    Total                                           $(22,081)
                                                    ========

- - -----------

(1)     Reflects the Company's opening of eight new restaurants in 1995.

        Sales for comparable restaurants decreased by $13,980,000 or 5.6% for the first quarter of 1996 as compared to the same period in 1995. This comparable sales decrease reflects decreases in both the El Torito and Chi-Chi's restaurants, offset by a small increase in the Family Restaurant Division. The comparable sales decrease is due to an increasingly competitive operating environment for restaurants and severe winter weather in several markets. The Company is working with certain industry consultants to develop an appropriate marketing plan for Chi-Chi's. An interim media campaign was recently introduced, and a new menu emphasizing fewer entrees is being tested.

        Product cost decreased by $6,632,000 or 8.4% in the first quarter of 1996 as compared to the same period in 1995. This decrease reflects the impact of 24 restaurants sold or closed since the end of the first quarter of 1995. As a percentage of sales, product cost declined slightly to 28.1% in the first quarter of 1996 as compared to 28.2% in the same period in 1995.

         Payroll and related costs decreased by $6,274,000 or 5.9% in the first quarter of 1996 as compared to the same period in 1995. This decrease reflects the impact of 24 restaurants sold or closed since the end of the first quarter of 1995. As a percentage of sales, payroll and related costs increased from 37.6% in the first quarter of 1995 as compared to 38.4% in the same period in 1996. This increase is primarily the result of higher management costs at the restaurant level due to salary increases and higher bonuses earned in 1996 in the Family Restaurant Division. Increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage that must be paid to tipped employees) increase the Company's payroll cost. The Company's actual response to, and the impact of, any future legislation covering minimum wages will depend on the specific terms of any such legislation. However, management generally anticipates that it would attempt to cover increases in labor costs due to a minimum wage increase by raising menu prices.

         Occupancy and other expenses decreased by $6,215,000 or 9.1% in the first quarter of 1996 as compared to the same period in 1995. This decrease reflects the impact of 24 restaurants sold or closed since the end of the first quarter of 1995. As a percentage of sales, occupancy and other operating expenses decreased from 24.4% in the first quarter of 1995 to 24.0% in the same period in 1996. This decrease primarily reflects lower advertising costs at El Torito and Chi-Chi's due to changes in marketing strategy.

         Depreciation and amortization decreased by $1,044,000 or 7.5% in the first quarter of 1996 as compared to the same period in 1995. The decrease reflects the reduced depreciable asset base resulting from (i) the third quarter 1995 adjustment for Chi-Chi's restaurants either held for sale or having impaired values and (ii) the sale of certain owned properties. The decrease is offset, in part, by additional depreciation related to capital expenditures made from the second quarter of 1995 through the first quarter of 1996. Depreciation and amortization of $6.9 million related to the Family Restaurant Division was recorded in the first quarter of 1996, as the Company still treats the related restaurants as operating assets.

         General and administrative expenses decreased by $1,369,000 or 8.9% in the first quarter of 1996 as compared to the same period of 1995. As a percentage of sales, general and administrative expenses decreased from 5.5% in the first quarter of 1995 to 5.4% in the same period of 1996.

         Chi-Chi's management is currently working with industry consultants to significantly restructure Chi-Chi's costs during 1996 in an attempt to bring operating margins in line with the current sales levels. This restructuring is intended to reduce restaurant operating costs and includes strong inventory and meal preparation controls as well as closely monitored restaurant labor scheduling and management staffing levels. El Torito operations staff is also analyzing several cost categories in an effort to improve margins during 1996. Finally, management is closely evaluating the Company's general and administrative cost structure in light of the planned sale of the Family Restaurant Division.

         The Company reported a loss on disposition of properties of $3.1 million in the first quarter of 1996 as compared to a loss of $0.2 million for the same period in 1995. The loss in 1996 is primarily due to losses related to the sale of certain owned properties.

         Restructuring costs of $1,205,000 were incurred in the first quarter of 1996. These costs are primarily related to amounts paid to consultants, professional fees, severance and related costs and other restructuring related expenses. In April 1996, the Company announced that it would eliminate approximately 130 positions in its Louisville corporate office and approximately 50 positions in its Irvine corporate offices over the next six to nine months as it reorganizes after the sale of the Family Restaurant Division. Severance and other costs related to these staff reductions will amount to approximately $1.3 million and will be provided for in the second quarter of 1996.

         Interest expense, net increased by $1,473,000 or 9.9% in the first quarter of 1996 as compared to the same period in 1995. This increase primarily resulted from (i) interest on working capital borrowings which were outstanding throughout the first quarter of 1996 as compared to lower working capital borrowings during the first quarter of 1995 and (ii) fees paid to the Banks in connection with an amendment to the Credit Facility. Also contributing to the increase was higher accretion of interest related to the Discount Notes and the accelerated amortization of bank debt issuance costs as compared to the same period of 1995.

SELECTED DIVISION OPERATING DATA.

         The Company operates restaurant chains serving two principal market segments: full-service family restaurants (the "Family Restaurant Division") and full-service Mexican restaurants through its El Torito and Chi-Chi's restaurant divisions. At March 31, 1996, the Company's Family Restaurant Division included 348 restaurants operated primarily under the Carrows and Coco's names, the Company's El Torito Restaurant Division operated 98 full-service restaurants primarily under the El Torito and Casa Gallardo names and the Company's Chi-Chi's Restaurant Division operated 199 full-service restaurants. The Company also operated 19 additional restaurants under other formats.

         The following table sets forth certain information regarding the Company, the Family Restaurant Division, the El Torito Restaurant Division and the Chi-Chi's Restaurant Division. Because the fiscal year ended December 31, 1995 had 53 weeks of operations, comparable restaurant sales as reported in this table have been adjusted to include consistent weeks for each period presented.

                                                              Quarters Ended
                                                         ------------------------
                                                         March 31,      March 26,
                                                           1996           1995
                                                         ---------      ---------
                                                         ($ in thousands, except
                                                          average check amount)
Family Restaurant Division
- - --------------------------
Restaurants Open at End of Period:
  Owned/operated                                              348            347
  Franchised and Licensed                                     261            233
Sales                                                    $118,996       $117,596
Divisional EBITDA (a)                                      11,938         10,942
Percentage increase (decrease) in comparable
  restaurant sales                                            0.4 %         (4.7)%
Average Check                                            $   6.49       $   6.25

Chi-Chi's Restaurant Division
- - -----------------------------
Restaurants Open at End of Period:
  Owned/operated                                              199            210
  Franchised and Licensed                                      21             24
Sales                                                    $ 74,753       $ 90,524
Divisional EBITDA (a)                                      (4,512)        (1,364)
Percentage increase (decrease) in comparable
  restaurant sales                                          (10.9)%        (10.1)%
Average Check                                            $   7.44       $   7.89

El Torito Restaurant Division
- - -----------------------------
Restaurants Open at End of Period:
  Owned/operated                                               98            105
  Franchised and Licensed                                       5              5
Sales                                                    $ 54,434       $ 59,156
Divisional EBITDA (a)                                       2,874          3,496
Percentage increase (decrease) in comparable
  restaurant sales                                           (3.1)%          0.6 %
Average Check                                            $   9.43       $   9.15

Total Company
- - -------------
Restaurants Open at End of Period:
  Owned/operated                                              664            688
  Franchised and Licensed                                     287            262
Sales                                                    $259,052       $281,133
EBITDA (b)                                                 10,431         12,022
Percentage increase (decrease) in comparable
  restaurant sales                                           (4.5)%         (5.2)%

- - ----------

(a) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before gain (loss) on disposition of properties, unallocated corporate overhead in 1995, interest, taxes, depreciation and amortization. Beginning in 1996, all corporate overhead is allocated to the operating divisions.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------

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

     None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5.  OTHER INFORMATION

         On March 1, 1996, Roger K. Chamness was appointed to the position of President of Chi-Chi's. Effective April 22, 1996, William D. Burt joined the Company as President of El Torito.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 2.1 Stock Purchase Agreement dated as of March 1, 1996 by and among Family Restaurants, Inc., Flagstar Companies, Inc., Flagstar Corporation and FRD Acquisition Co.

                 10.1 Sixth Amendment to the Revolving Credit Agreement dated as of January 31, 1996 by and among the parties thereto.

                 27          Financial Data Schedule.

         (b)     Reports on Form 8-K.

                 None.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Family Restaurants, Inc.
                                             (Registrant)


                                             By: /S/ Robert T. Trebing, Jr.
                                                 -------------------------------
                                                      Robert T. Trebing, Jr.
                                                    Senior Vice President and
                                                     Chief Financial Officer
                                                  (Principal Financial Officer)

Date:  May 15, 1996