Form 10-Q
period 1996-06-30
FAMILY RESTAURANTS
filed 1996-08-14
CIK 813856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X         Quarterly report pursuant to section 13 or 15(d) of the Securities
- -----       Exchange Act of 1934

For the quarterly period ended June 30, 1996 or

            Transition report pursuant to section 13 or 15(d) of the Securities
- -----       Exchange Act of 1934

For the transition period from       to

Commission file number 33-14051

Family Restaurants, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                              33-0197361
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

18831 Von Karman Avenue, Irvine, California                  92715
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (714) 757-7900

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

Number of shares of outstanding common stock as of August 12, 1996 is 988,285.

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                            FAMILY RESTAURANTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except per share)


                                                          June 30,      December 31,
                                                           1996            1995
                                                        -----------     ------------
                                                        (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                             $  40,634        $   8,370
  Restricted cash                                          24,785                0
  Notes receivable                                        132,687                0
  Receivables                                               5,499            8,172
  Inventories                                               5,131            5,645
  Other current assets                                     12,280            4,813
  Property held for sale                                   11,207          240,077
                                                        ---------        ---------
    Total current assets                                  232,223          267,077

Property and equipment, net                               202,107          207,223
Reorganization value in excess of amounts
  allocable to identifiable assets, net                    38,631           39,332
Other assets                                               29,353           37,638
                                                        ---------        ---------
                                                        $ 502,314        $ 551,270
                                                        =========        =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Loans payable to banks                                $       0        $  79,815
  Current portion of long-term debt, including
    capitalized lease obligations                         256,555            3,046
  Accounts payable                                         23,455           22,400
  Self-insurance reserves                                  36,344           35,488
  Other accrued liabilities                                80,437           78,319
  Income taxes payable                                      3,124            2,895
                                                        ---------        ---------
    Total current liabilities                             399,915          221,963

Other long-term liabilities                                 4,623            5,680
Long-term debt, including capitalized lease
  obligations, less current portion                       207,890          455,203

Stockholders' deficit:
  Common stock - authorized 1,500,000 shares, par
    value $.01 per share, 997,277 shares issued                10               10
  Additional paid-in capital                              158,251          158,251
  Notes receivable from stockholders                         (934)            (869)
  Accumulated deficit                                    (266,058)        (287,585)
  Less treasury stock, at cost (8,992 shares)              (1,383)          (1,383)
                                                        ---------        ---------
    Total stockholders' deficit                          (110,114)        (131,576)
                                                        ---------        ---------
                                                        $ 502,314        $ 551,270
                                                        =========        =========


      See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands, except per share)
                                   (Unaudited)


                                                  For the Quarters Ended
                                                 -------------------------
                                                 June 30,         June 25,
                                                   1996             1995
                                                 --------         --------
Sales                                            $219,023         $289,570
                                                 --------         --------

Product cost                                       60,835           83,612
Payroll and related costs                          81,260          106,164
Occupancy and other operating expenses             54,438           71,275
Depreciation and amortization                      10,158           15,105
General and administrative expenses                11,239           14,981
Loss on disposition of properties, net              1,117            1,174
Restructuring costs                                 3,368                0
                                                 --------         --------

  Total costs and expenses                        222,415          292,311
                                                 --------         --------

Operating loss                                     (3,392)          (2,741)

Interest expense, net                              12,091           15,237
Gain on sale of division                           60,876                0
                                                 --------         --------

Income (loss) before income tax provision          45,393          (17,978)

Income tax provision                                  416              487
                                                 --------         --------

Net income (loss)                                $ 44,977         $(18,465)
                                                 ========         ========

Net income (loss) per common share               $  45.51         $ (18.60)
                                                 ========         ========

Weighted average common shares outstanding        988,285          992,649
                                                 ========         ========


      See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands, except per share)
                                   (Unaudited)


                                                 For the Six Months Ended
                                                 -------------------------
                                                 June 30,         June 25,
                                                   1996             1995
                                                 --------         --------
Sales                                            $478,075         $570,703
                                                 --------         --------

Product cost                                      133,613          163,022
Payroll and related costs                         180,761          211,939
Occupancy and other operating expenses            116,731          139,783
Depreciation and amortization                      22,954           28,945
General and administrative expenses                25,288           30,399
Loss on disposition of properties, net              4,195            1,395
Restructuring costs                                 4,573                0
                                                 --------         --------

  Total costs and expenses                        488,115          575,483
                                                 --------         --------

Operating loss                                    (10,040)          (4,780)

Interest expense, net                              28,477           30,150
Gain on sale of division                           60,876                0
                                                 --------         --------

Income (loss) before income tax provision          22,359          (34,930)

Income tax provision                                  832              974
                                                 --------         --------

Net income (loss)                                $ 21,527         $(35,904)
                                                 ========         ========

Net income (loss) per common share               $  21.78         $ (36.09)
                                                 ========         ========

Weighted average common shares outstanding        988,285          994,964
                                                 ========         ========



      See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)


                                                               For the Six Months Ended
                                                              --------------------------
                                                               June 30,         June 25,
                                                                 1996             1995
                                                              ---------        ---------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
  Cash received from customers, franchisees
    and licensees                                             $ 481,534        $ 573,766
  Cash paid to suppliers and employees                         (467,171)        (550,079)
  Interest paid, net                                            (20,346)         (21,691)
  Income taxes paid                                                (603)            (854)
  Restructuring costs                                            (4,573)               0
                                                              ---------        ---------

    Net cash provided by (used in) operating activities         (11,159)           1,142
                                                              ---------        ---------
Cash flows from investing activities:
  Proceeds from disposal of property and equipment               18,927            1,905
  Proceeds from sale of Family Restaurant Division, net         121,342                0
  Proceeds from sale of notes receivable, net                    15,868                0
  Capital expenditures                                           (4,363)         (26,968)
  Capitalized opening costs                                        (235)          (1,280)
  Other                                                            (796)             461
                                                              ---------        ---------
    Net cash provided by (used in) investing
      activities                                                150,743          (25,882)
                                                              ---------        ---------
Cash flows from financing activities:
  Proceeds from (repayment of) working capital
    borrowings, net                                             (79,815)          25,700
  Reductions of long-term debt, including
    capitalized lease obligations                                (2,720)          (3,056)
  (Increase) decrease in restricted cash                        (24,785)           1,850
  Purchase of treasury stock                                          0           (1,301)
  Payments of notes receivable from stockholders                      0              715
                                                              ---------        ---------
    Net cash provided by (used in) financing activities        (107,320)          23,908
                                                              ---------        ---------
Net increase (decrease) in cash and cash
  equivalents                                                    32,264             (832)
Cash and cash equivalents at beginning of period                  8,370            8,239
                                                              ---------        ---------

Cash and cash equivalents at end of period                    $  40,634        $   7,407
                                                              =========        =========


      See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                                ($ in thousands)
                                   (Unaudited)


                                                             For the Six Months Ended
                                                             ------------------------
                                                             June 30,        June 25,
                                                              1996             1995
                                                             --------        --------
Reconciliation of net income (loss) to net cash
  provided by (used in) operating activities:

Net income (loss)                                            $ 21,527        $(35,904)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                              22,954          28,945
    Amortization of debt issuance costs                         1,704           1,644
    Loss on disposition of properties                           4,195           1,395
    Gain on sale of division                                  (60,876)              0
    Accretion of interest on Discount Notes                     7,280           6,548
    Decrease in receivables, inventories and
      other current assets                                      1,633           1,253
    Decrease in accounts payable, self-insurance
      reserves, other accrued liabilities and
      income taxes payable                                     (9,576)         (2,739)
                                                             --------        --------

Net cash provided by (used in) operating activities          $(11,159)       $  1,142
                                                             ========        ========

      See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         1. COMPANY. Family Restaurants, Inc. (together with its subsidiaries, the "Company") was incorporated in Delaware in 1986 and is primarily engaged in the operation of full-service restaurants through its subsidiaries. At June 30, 1996 the Company operated 307 restaurants in 30 states, with approximately 67% of its restaurants located in California, Ohio, Pennsylvania, Illinois, Indiana and Michigan. The Company is the licensor of four restaurants in Japan, the franchisor of one restaurant in the United States and the franchisor of 18 restaurants outside the United States.

         On May 23, 1996, the Company completed the sale of its family restaurant division which operated full-service family restaurants (the "Family Restaurant Division") to an indirect wholly-owned subsidiary of Flagstar Companies, Inc. ("Flagstar") in exchange for cash of $125 million, $150 million principal amount of 12-1/2% Senior Notes due in 2004 (the "Flagstar Notes"), and the assumption of $31.5 million of long-term debt, primarily consisting of capitalized lease obligations. Based on the subsequent completion of a balance sheet as of the date of closing, the purchase price has been adjusted upward and will be satisfied by the issuance of at least $5.7 million in additional Flagstar Notes, subject to a final determination of closing balance sheet adjustments. The Company recorded a gain of approximately $61 million on the sale of the Family Restaurant Division, including the $5.7 million discussed above, in the second quarter of 1996. Cash proceeds from the sale were used to pay indebtedness outstanding under the Credit Facility (as defined below) of $82 million. On June 25, 1996, the Company sold $16.5 million aggregate principal amount of the Flagstar Notes. See Note 5 for a discussion of certain additional sales of Flagstar Notes.

         2. FINANCIAL STATEMENTS. The Condensed Consolidated Financial Statements in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Year Ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of those for the full year.

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

         4. INCOME (LOSS) PER COMMON SHARE. Income (loss) per common share is computed based on the weighted average number of shares actually outstanding. The impact of a warrant to acquire an additional 111,111 shares of common stock of the Company and outstanding options have not been included since the impact would be antidilutive for 1995 and would not provide meaningful information in 1996 since the Company believes that neither the warrant nor the outstanding options would be exercised at their current exercise prices.

         5. SUBSEQUENT EVENTS. On July 3, 1996, the Company repurchased $151.0 million aggregate principal amount of its 9-3/4% Senior Notes due 2002 (the "Senior Notes") and $108.6 million aggregate principal amount of its 10-7/8% Senior Subordinated Discount Notes due 2004 (the "Discount Notes" and together with the Senior Notes, the "Notes") in exchange for (or from the proceeds from the sale of) $133.5 million aggregate principal amount of the Flagstar Notes, which aggregate principal amount includes the proceeds from the $16.5 million of Flagstar Notes sold at the end of the second quarter. The values of such Flagstar Notes and Notes have been classified as current assets and current liabilities in the condensed consolidated balance sheet. The Company will recognize an extraordinary gain of approximately $118 million in the third quarter of 1996 as a result of this repurchase. The Company has agreed to sell an additional $10.0 million aggregate principal amount of the Flagstar Notes, which transaction is expected to close during the week of August 12, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain information and statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties that could result in actual results of the Company or industry differing materially from expected results expressed or implied by such forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a restaurant company operating in a competitive environment, factors that could significantly impact expected results include (i) the implementation of a successful cost restructuring program and the development of a successful marketing strategy for Chi-Chi's, (ii) the effect of national and regional economic conditions, (iii) the availability of adequate working capital, (iv) competitive products and pricing, (v) changes in legislation, (vi) demographic changes, (vii) the ability to attract and retain qualified personnel, (viii) changes in business strategy or development plans and (ix) business disruptions. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

         The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Form 10-K.

         As used herein, "comparable restaurants" means restaurants operated by the Company on January 1, 1995, which continued in operation through the end of the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES.

         A. LIQUIDITY

         The Company currently relies primarily on internally generated funds, supplemented by proceeds received from the sale of the Family Restaurant Division, for its liquidity. The Company's viability is therefore dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis.

         Operating Cash Flow. During the first six months of 1996, the Company reported EBITDA (defined as earnings (loss) before gain (loss) on disposition of properties, restructuring costs, interest, taxes, depreciation and amortization) of $21.7 million. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income
(loss) as an indicator of
operating performance or to cash flows from operating activities as a measure of liquidity.

         Working Capital Deficiency. The Company operates with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and
(iii) cash from sales is usually received before related accounts payable for food, beverages and supplies become due. The Company had a working capital deficiency of $65.4 million on June 30, 1996 (excluding the impact of (i) $11.2 million in property held for sale, (ii) $132.7 million of Flagstar Notes classified as a current asset, (iii) $6.8 million in debt issuance costs classified as a current asset and (iv) $253.1 million of the Notes classified as a current liability, as discussed above).

         Credit Facility. On January 27, 1994, the Company, FRI-M Corporation ("FRI-M") and certain subsidiaries of FRI-M entered into a credit facility (the "Credit Facility"). In connection with the sale of the Family Restaurant Division, (i) the Company used a portion of the cash proceeds from the sale to repay $82 million outstanding under the Credit Facility and (ii) the Credit Facility was amended to change the borrower from FRI-M (which, following consummation of the sale, is no longer owned by the Company) to FRI-MRD Corporation, a wholly owned subsidiary of the Company, to remove all restrictive covenants and to reduce the commitment thereunder to up to $32 million of letters of credit with no provision for revolving loans. Letters of credit are issued under the Credit Facility primarily to provide security for future amounts payable by the Company under its workers' compensation insurance program ($23.9 million of such letters of credit were outstanding as of August 12, 1996) and must be fully cash collateralized. The Company is currently in discussions with certain lending institutions regarding a replacement credit facility to provide working capital and letters of credit, although there can be no assurances that the Company will be able to obtain such a facility on acceptable terms.

         Other. On July 3, 1996, the Company repurchased $151 million aggregate principal amount of its Senior Notes and $108.6 million aggregate principal amount of its Discount Notes in exchange for (or from the proceeds from the sale of) $133.5 million aggregate principal amount of the Flagstar Notes. The
Company has agreed to sell an additional $10.0 million aggregate principal amount of the Flagstar Notes, which transaction is expected to close during the week of August 12, 1996.

         Notwithstanding the completion of the sale of the Family Restaurant Division and the repurchase of the Notes, the Company continues to be highly leveraged and have significant debt service requirements. Although management believes that its current sources of cash should be sufficient to meet its operating and debt service requirements for the foreseeable future, there can be no assurance that the Company will be able to satisfy current debt service requirements of the Notes or to repay or refinance the

Notes at their respective maturities. The Company is continuing to explore alternatives to further reduce its debt (including open market purchases or other transactions to further reduce remaining indebtedness outstanding under the Notes). However, there can be no assurances that the Company will be able to further reduce such debt on satisfactory terms.

         B. CAPITAL EXPENDITURES

         Net cash provided by investing activities was $150.8 million for the first six months of 1996 versus net cash used in investing activities of $25.9 million for the first six months of 1995, primarily due to the completion of the sale of the Family Restaurant Division and certain Flagstar Notes during the first six months of 1996 and a reduction in capital expenditures during such period. The reduction in capital expenditures resulted primarily from the indefinite suspension of the Company's remodel and new restaurant construction programs for all restaurants, which was necessary due to the current levels of operating cash flow.

RESULTS OF OPERATIONS.

SECOND QUARTER OF 1996 AS COMPARED TO THE SECOND QUARTER OF 1995.

         The Company's total sales decreased by $70,547,000 or 24.4% for the second quarter of 1996 as compared to the same period in 1995. This decrease was due to (i) sales from the Family Restaurant Division, which was sold by the Company at the end of May 1996, (ii) decreased sales of comparable restaurants and (iii) restaurants divested or closed.

                                                      Second Quarter Sales
                                                            Decrease
                                                      --------------------
                                                       ($ in thousands)
Decrease in Sales of Family Restaurant Division           $(50,566)
Decrease in Sales of Comparable Restaurants                (10,135)
Decrease in Sales of Restaurants Divested or Closed         (9,846)
                                                          --------
    Total                                                 $(70,547)
                                                          ========

         Sales for comparable restaurants decreased by $10,135,000 or 6.7% for the second quarter of 1996 as compared to the same period in 1995. This comparable sales decrease reflects decreases in both the El Torito and Chi-Chi's restaurants and is due to an increasingly competitive operating environment for restaurants. The Company continues to work to develop an appropriate long-term marketing plan for Chi-Chi's and has begun similar programs at El Torito. Chi-Chi's has completed the development and implementation of a new, scaled down menu, which features a new design and focuses on core traditional Mexican entrees.

         Product cost decreased by $22,777,000 or 27.2% in the second quarter of 1996 as compared to the same period in 1995, reflecting the impact of 33 restaurants sold or closed since the end of the second quarter of 1995 and the decrease in Family Restaurant Division's product cost, based on the sale of the Family Restaurant Division at the end of May 1996. As a percentage of sales, product cost declined to 27.8% in the second quarter of 1996 as compared to 28.9% in the same period in 1995.

         Payroll and related costs decreased by $24,904,000 or 23.5% in the second quarter of 1996 as compared to the same period in 1995. This decrease reflects the impact of the restaurants sold or closed since the end of the second quarter of 1995 and the sale of the Family Restaurant Division. As a percentage of sales, payroll and related costs increased from 36.7% in the second quarter of 1995 as compared to 37.1% in the same period in 1996, primarily as a result of higher management costs at the restaurant level due to salary increases and higher bonuses earned in 1996 in the Family Restaurant Division.

         Increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage that must be paid to tipped employees) increase the Company's payroll cost. The federal minimum wage has been increased from $4.25 to $5.15. The increase is to take effect in two steps, to $4.75 effective October 1, 1996 and to $5.15 effective September 1, 1997. A provision of the measure effectively freezes the minimum wage for tipped employees, in those states which allow for a tip credit, at current levels by increasing the allowable tip credit. The Company's actual response to, and the impact of, this legislation or any state legislation covering minimum wages depends on the specific terms of any such legislation. However, management generally anticipates that it would attempt to cover all or a portion of increases in labor costs resulting from any minimum wage increase by raising menu prices.

         Occupancy and other expenses decreased by $16,837,000 or 23.6% in the second quarter of 1996 as compared to the same period in 1995. This decrease reflects the impact of the restaurants sold or closed since the end of the second quarter of 1995 and the sale of the Family Restaurant Division. As a percentage of sales, occupancy and other operating expenses increased from 24.6% in the second quarter of 1995 to 24.9% in the same period in 1996, primarily reflecting higher comparable rent expense in the Family Restaurant Division due to the sale/leaseback of certain owned properties completed in late 1995 and early 1996. The impact of the increased rent expense more than offset lower advertising costs due to changes in marketing strategy.

         Depreciation and amortization decreased by $4,947,000 or 32.8% in the second quarter of 1996 as compared to the same period in 1995. The decrease reflects the reduced depreciable asset base resulting from (i) the third quarter 1995 adjustment for Chi-Chi's restaurants either held for sale or having impaired values, (ii) the sale of certain owned properties and (iii) the sale of the Family Restaurant Division. The decrease is offset, in part, by additional depreciation related to capital expenditures made from the third quarter of 1995 through the second quarter of 1996. Depreciation and amortization of $4.3 million related to the Family Restaurant Division was recorded in the first eight weeks of the second quarter of 1996, as the Company treated the related restaurants as operating assets until their sale.

         General and administrative expenses decreased by $3,742,000 or 25.0% in the second quarter of 1996 as compared to the same period in 1995. The decrease resulted from overall cost reductions plus the impact of the sale of the Family Restaurant Division. As a percentage of sales, general and administrative expenses decreased from 5.2% in the second quarter of 1995 to 5.1% in the same period of 1996.

         Chi-Chi's management continues to work to significantly restructure Chi-Chi's costs during 1996 in an attempt to bring operating margins in line with the current sales levels. This restructuring is intended to reduce restaurant operating costs and includes strong inventory and meal preparation controls as well as closely monitored restaurant labor scheduling and management staffing levels. El Torito management is also analyzing several cost categories in an effort to improve margins during 1996. Finally, management is closely evaluating the Company's general and administrative cost structure in light of the sale of the Family Restaurant Division.

         The Company reported a loss on disposition of properties of $1.1 million in the second quarter of 1996 as compared to a loss of $1.2 million for the same period in 1995.

         Restructuring costs of $3,368,000 were incurred in the second quarter of 1996. These costs are primarily related to amounts paid to consultants, professional fees, severance and related costs and other restructuring related expenses. In April 1996, the Company announced that it would eliminate approximately 130 positions in its Louisville corporate office and approximately 50 positions in its Irvine corporate offices over the next four to six months as it reorganizes after the sale of the Family Restaurant Division. Severance and other costs related to these staff reductions amounted to approximately $1.5 million and was provided for in the second quarter of 1996.

         Interest expense, net decreased by $3,146,000 or 20.6% in the second quarter of 1996 as compared to the same period in 1995. This decrease primarily resulted from (i) interest income related to the Flagstar Notes, (ii) no comparable interest on working capital borrowings under the Credit Facility for the five weeks of June 1996 compared to June 1995 and (iii) the impact of Family Restaurant Division's June 1995 interest costs, primarily for capitalized lease obligations. The decrease is offset, in part, by (i) interest on working capital borrowings which were outstanding throughout the first eight weeks of the second quarter of 1996 as compared to lower working capital borrowings during the similar period of 1995 and (ii) higher accretion of interest related to the Discount Notes.

         The Company recorded a gain of $60.9 million in the second quarter of 1996 as a result of the sale of the Family Restaurant Division.

FIRST SIX MONTHS OF 1996 AS COMPARED TO FIRST SIX MONTHS OF 1995.

         The Company's total sales decreased by $92,682,000 or 16.2% for the first six months of 1996 as compared to the same period in 1995. This decrease was due to (i) sales from Family Restaurant Division which was sold by the Company at the end of May 1996, (ii) decreased sales of comparable restaurants and (iii) restaurants divested or closed.

                                                           First Six Months
                                                              1996 Sales
                                                               Decrease
                                                           ----------------
                                                           ($ in thousands)
Decrease in Sales of Family Restaurant Division              $(49,166)
Decrease in Sales of Comparable Restaurants                   (24,862)
Decrease in Sales of Restaurants Divested or Closed           (18,600)
                                                             --------
    Total                                                    $(92,628)
                                                             ========

         Sales for comparable restaurants decreased by $24,862,000 or 8.2% for the first six months of 1996 as compared to the same period in 1995. This comparable sales decrease reflects decreases in both the El Torito and Chi-Chi's restaurants.

         Product cost decreased by $29,409,000 or 18.0% in the first six months of 1996 as compared to the same period in 1995, reflecting the impact of 33 restaurants sold or closed since the end of the first quarter of 1995 and the sale of the Family Restaurant Division. As a percentage of sales, product cost declined to 27.9% in the first six months of 1996 as compared to 28.6% in the same period in 1995.

         Payroll and related costs decreased by $31,178,000 or 14.7% in the first six months of 1996 as compared to the same period in 1995. This decrease reflects the impact of the restaurants sold or closed since the end of the first quarter of 1995 and the sale of the Family Restaurant Division. As a percentage of sales, payroll and related costs increased from 37.1% in the first six months of 1995 as compared to 37.8% in the same period in 1996, primarily as a result of higher management costs at the restaurant level due to salary increases and higher bonuses earned in 1996 in the Family Restaurant Division.

         Occupancy and other expenses decreased by $23,052,000 or 16.5% in the first six months of 1996 as compared to the same period in 1995. This decrease reflects the impact of the restaurants sold or closed since the end of the first quarter of 1995 and the sale of the Family Restaurant Division. As a percentage of sales, occupancy and other operating expenses decreased from 24.5% in the first six months of 1995 to 24.4% in the same period in 1996, primarily reflecting lower advertising costs due to changes in marketing strategy. The decrease is offset, in part, by higher comparable rent expense in the Family Restaurant Division due to the sale/leaseback of certain owned properties completed in late 1995 and early 1996.

         Depreciation and amortization decreased by $5,991,000 or 20.7% in the first six months of 1996 as compared to the same period in 1995. The decrease reflects the reduced depreciable asset base resulting from (i) the third quarter 1995 adjustment for Chi-Chi's restaurants either held for sale or having impaired values, (ii) the sale of certain owned properties and (iii) the sale of the Family Restaurant Division. The decrease is offset, in part, by additional depreciation related to capital expenditures made from the second quarter of 1995 through the second quarter of 1996. Depreciation and amortization of $11.2 million related to the Family Restaurant Division was recorded in the first 21 weeks of 1996, as the Company treated the related restaurants as operating assets until their sale.

         General and administrative expenses decreased by $5,111,000 or 16.8% in the first six months of 1996 as compared to the same period in 1995. The decrease resulted from overall cost reductions plus the impact of the sale of the Family Restaurant Division. As a percentage of sales, general and administrative expenses of 5.3% for the first six months of 1995 remained flat compared to the same period in 1996.

         The Company reported a loss on disposition of properties of $4.2 million in the first six months of 1996 as compared to a loss of $1.4 million for the same period in 1995. The loss in 1996 is primarily due to losses related to the sale of certain owned properties.

         Restructuring costs of $4,573,000 were incurred in the first six months of 1996. These costs are primarily related to amounts paid to consultants, professional fees, severance and related costs and other restructuring related expenses.

         Interest expense, net decreased by $1,673,000 or 5.5% in the first six months of 1996 as compared to the same period in 1995. This decrease primarily resulted from (i) interest income related to the Flagstar Notes, (ii) no comparable interest on working capital borrowings under the Credit Facility for the five weeks of June 1996 compared to June 1995 and (iii) the impact of Family Restaurant Division's June 1995 interest costs, primarily for capitalized lease obligations. The decrease is offset, in part, by (i) interest on working capital borrowings which were outstanding throughout the first 21 weeks of 1996 as compared to lower working capital borrowings during the first 21 weeks of 1995,
(ii) fees paid to the banks in connection with an amendment to the Credit Facility, (iii) higher accretion of interest related to the Discount Notes and
(iv) accelerated amortization of the Credit Facility debt issuance costs as compared to the same period of 1995.

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

         None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 3, 1996 the Company repurchased $150,966,000 aggregate principal amount of its Senior Notes and $108,600,000 aggregate principal amount of its Discount Notes from unrelated third parties in exchange for (or from the proceeds from the sale of) $133,500,000 aggregate principal amount of the Flagstar Notes acquired by the Company in connection with its previously announced sale of the Family Restaurant Division. In connection therewith, the Company also received the requisite consent to certain amendments to the indentures relating to the Notes and had effected such amendments.

Item 5.           OTHER INFORMATION

         None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Seventh Amendment to the Revolving Credit Agreement dated as of May 23, 1996 by and among the parties thereto.

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  On May 30, 1996 the Company filed a report on Form 8-K announcing the completion of the sale of the Family Restaurant Division to Flagstar.

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

Date:  August 14, 1996