Form 10-Q
period 1996-09-29
FAMILY RESTAURANTS
filed 1996-11-13
CIK 813856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 X      Quarterly report pursuant to section 13 or 15(d) of the Securities
---     Exchange Act of 1934

For the quarterly period ended September 29, 1996 or

        Transition report pursuant to section 13 or 15(d) of the Securities
---     Exchange Act of 1934

For the transition period from                to
                                -------------     -------------

Commission file number 33-14051
                       --------

Family Restaurants, Inc.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                              33-0197361
-------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

18831 Von Karman Avenue, Irvine, California              92715
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (714) 757-7900
                                                     -----------------

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

Number of shares of outstanding common stock as of November 13, 1996 is 988,285.

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                            FAMILY RESTAURANTS, INC.
                            ------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       ($ in thousands, except per share)



                                                                 September 29,           December 31,
                                                                     1996                    1995
                                                                 -------------           ------------
                                                                  (Unaudited)
ASSETS
------

Current assets:
  Cash and cash equivalents                                         $  31,844              $   8,370
  Restricted cash                                                      23,621                      0
  Receivables                                                           3,326                  8,172
  Inventories                                                           4,744                  5,645
  Other current assets                                                  4,992                  4,813
  Property held for sale                                                6,145                240,077
                                                                    ---------              ---------
    Total current assets                                               74,672                267,077

Property and equipment, net                                           198,258                207,223
Reorganization value in excess of amounts allocable
  to identifiable assets, net                                          38,280                 39,332
Other assets                                                           27,849                 37,638
                                                                    ---------              ---------
                                                                    $ 339,059              $ 551,270
                                                                    =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Loans payable to banks                                            $       0              $  79,815
  Current portion of long-term debt, including
    capitalized lease obligations                                       3,156                  3,046
  Accounts payable                                                     19,723                 22,400
  Self-insurance reserves                                              36,765                 35,488
  Other accrued liabilities                                            67,384                 78,319
  Income taxes payable                                                  2,968                  2,895
                                                                    ---------              ---------
    Total current liabilities                                         129,996                221,963

Other long-term liabilities                                             4,665                  5,680
Long-term debt, including capitalized lease
  obligations, less current portion                                   198,023                455,203

Stockholders' equity (deficit):
  Common stock - authorized 1,500,000 shares, par
    value $.01 per share, 997,277 shares issued                            10                     10
  Additional paid-in capital                                          157,317                158,251
  Notes receivable from stockholders                                        0                   (869)
  Accumulated deficit                                                (149,569)              (287,585)
  Less treasury stock, at cost (8,992 shares)                          (1,383)                (1,383)
                                                                    ---------              ---------
    Total stockholders' equity (deficit)                                6,375               (131,576)
                                                                    ---------              ---------
                                                                    $ 339,059              $ 551,270
                                                                    =========              =========


     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.
                            ------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                       ($ in thousands, except per share)
                                  (Unaudited)


                                                                      For the Quarters Ended
                                                                ----------------------------------
                                                                September 29,        September 24,
                                                                    1996                  1995
                                                                -------------        -------------
Sales                                                                $128,543             $281,337
                                                                     --------             --------
Product cost                                                           34,785               78,832
Payroll and related costs                                              49,992              103,518
Occupancy and other operating expenses                                 32,223               68,958
Depreciation and amortization                                           5,797               14,838
General and administrative expenses                                     8,005               13,012
Loss on disposition of properties, net                                  1,012                5,453
Provision for divestitures                                                  0               41,886
Restructuring costs                                                     1,030                1,366
                                                                     --------             --------

  Total costs and expenses                                            132,844              327,863
                                                                     --------             --------

Operating loss                                                         (4,301)             (46,526)

Interest expense, net                                                   4,127               15,838
Gain on sale of division                                                1,725                    0
                                                                     --------             --------

Loss before income tax provision (benefit)
  and extraordinary item                                               (6,703)             (62,364)

Income tax provision (benefit)                                           (112)                 277
                                                                     --------             --------

Loss before extraordinary item                                         (6,591)             (62,641)
Extraordinary gain on extinguishment of debt                          123,080                    0
                                                                     --------             --------

Net income (loss)                                                    $116,489             $(62,641)
                                                                     ========             ========

Net income (loss) per common share:
  Loss before extraordinary item                                     $  (6.67)            $ (63.36)
  Extraordinary item                                                   124.54                 0.00
                                                                     --------             --------
  Net income (loss)                                                  $ 117.87             $ (63.36)
                                                                     ========             ========

Weighted average common shares outstanding                            988,285              988,602
                                                                     ========             ========



     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.
                            ------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                       ($ in thousands, except per share)
                                  (Unaudited)


                                                                     For the Nine Months Ended
                                                               -------------------------------------
                                                               September 29,           September 24,
                                                                   1996                    1995
                                                               -------------           -------------
Sales                                                               $606,618                $852,040
                                                                    --------                --------
Product cost                                                         168,398                 241,854
Payroll and related costs                                            230,753                 315,457
Occupancy and other operating expenses                               148,954                 208,741
Depreciation and amortization                                         28,751                  43,783
General and administrative expenses                                   33,293                  43,411
Loss on disposition of properties, net                                 5,207                   6,848
Provision for divestitures                                                 0                  41,886
Restructuring costs                                                    5,603                   1,366
                                                                    --------                --------

  Total costs and expenses                                           620,959                 903,346
                                                                    --------                --------

Operating loss                                                       (14,341)                (51,306)

Interest expense, net                                                 32,604                  45,988
Gain on sale of division                                              62,601                       0
                                                                    --------                --------

Income (loss) before income tax provision
  and extraordinary item                                              15,656                 (97,294)

Income tax provision                                                     720                   1,251
                                                                    --------                --------

Income (loss) before extraordinary item                               14,936                 (98,545)
Extraordinary gain on extinguishment of debt                         123,080                       0
                                                                    --------                --------

Net income (loss)                                                   $138,016                $(98,545)
                                                                    ========                ========

Net income (loss) per common share:
  Net income (loss) before extraordinary item                       $  15.11                $ (99.26)
  Extraordinary item                                                  124.54                    0.00
                                                                    --------                --------
  Net income (loss)                                                 $ 139.65                $ (99.26)
                                                                    ========                ========

Weighted average common shares outstanding                           988,285                 992,843
                                                                    ========                ========



     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.
                            ------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                ($ in thousands)
                                  (Unaudited)


                                                                          For the Nine Months Ended
                                                                   ----------------------------------------
                                                                    September 29,             September 24,
                                                                        1996                       1995
                                                                   --------------             -------------
Increase in Cash and Cash Equivalents

Cash flows from operating activities:
  Cash received from customers, franchisees and
    licensees                                                         $ 612,333                 $ 857,289
  Cash paid to suppliers and employees                                 (597,740)                 (815,147)
  Interest paid, net                                                    (33,134)                  (40,620)
  Income taxes paid                                                        (647)                     (887)
  Restructuring costs                                                    (5,603)                   (1,366)
                                                                      ---------                 ---------

    Net cash used in operating activities                               (24,791)                     (731)
                                                                      ---------                 ---------

Cash flows from investing activities:
  Proceeds from disposal of property and equipment                       21,326                     9,046
  Proceeds from sale of Family Restaurant Division, net                 121,342                         0
  Proceeds from sale of notes receivable, net                            32,116                         0
  Capital expenditures                                                   (5,676)                  (32,056)
  Capitalized opening costs                                                (235)                   (1,671)
  Other                                                                     796                      (730)
                                                                      ---------                 ---------

    Net cash provided by (used in) investing activities                 169,669                   (25,411)
                                                                      ---------                 ---------

Cash flows from financing activities:
  Proceeds from (repayment of) working capital
    borrowings, net                                                     (79,815)                   32,564
  Repurchases of Notes                                                  (13,113)                        0
  Reductions of long-term debt, including capitalized
    lease obligations                                                    (4,855)                   (6,345)
  (Increase) decrease in restricted cash                                (23,621)                    1,850
  Purchase of treasury stock                                                  0                    (1,383)
  Payments of notes receivable from stockholders                              0                       766
                                                                      ---------                 ---------

    Net cash provided by (used in) financing activities                (121,404)                   27,452
                                                                      ---------                 ---------

Net increase in cash and cash equivalents                                23,474                     1,310
Cash and cash equivalents at beginning of period                          8,370                     8,239
                                                                      ---------                 ---------

Cash and cash equivalents at end of period                            $  31,844                 $   9,549
                                                                      =========                 =========



     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.
                            ------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
          -----------------------------------------------------------
                                ($ in thousands)
                                  (Unaudited)


                                                                        For the Nine Months Ended
                                                                    ---------------------------------
                                                                    September 29,       September 24,
                                                                        1996                1995
                                                                    -------------       -------------
Reconciliation of net income (loss) to net cash
  used in operating activities:

Net income (loss)                                                     $ 138,016            $(98,545)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                                        28,751              43,783
    Amortization of debt issuance costs                                   1,918               2,464
    Loss on disposition of properties                                     5,207               6,848
    Provision for divestitures                                                0              41,886
    Gain on sale of division                                            (62,601)                  0
    Extraordinary gain on extinguishment of debt                       (123,080)                  0
    Accretion of interest on Discount Notes                               8,201               9,973
    Decrease in receivables, inventories and other
      current assets                                                      4,979               1,014
    Decrease in accounts payable, self-insurance
      reserves, other accrued liabilities and
      income taxes payable                                              (26,182)             (8,154)
                                                                      ---------            --------

Net cash used in operating activities                                 $ (24,791)           $   (731)
                                                                      =========            ========


Non-cash investing and financing activities:  See Note 4 to the condensed consolidated financial statements.



     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.
                            ------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)


         1. COMPANY. Family Restaurants, Inc. (together with its subsidiaries, the "Company") was incorporated in Delaware in 1986 and is primarily engaged in the operation of full-service restaurants through its subsidiaries. At September 29, 1996 the Company operated 296 restaurants in 30 states, with approximately 67% of its restaurants located in California, Ohio, Pennsylvania, Illinois, Indiana and Michigan. The Company is the licensor of four restaurants in Japan, the franchisor of one restaurant in the United States and the franchisor of 21 restaurants outside the United States.

         On May 23, 1996, the Company completed the sale of its family restaurant division, which operated full-service family restaurants (the "Family Restaurant Division"), to an indirect wholly-owned subsidiary of Flagstar Companies, Inc. ("Flagstar") in exchange for cash of $125 million, $150 million principal amount of 12-1/2% Senior Notes due in 2004 (the "FRD Notes"), and the assumption of $31.5 million of long-term debt, primarily consisting of capitalized lease obligations. Based on the subsequent completion of a closing balance sheet, the purchase price was increased and such increase was satisfied by the issuance of $6.9 million in additional FRD Notes. The Company recorded a gain of $62.6 million on the sale of the Family Restaurant Division, which gain included the effect of the increase in purchase price of $6.9 million discussed above. Cash proceeds from the sale were used to pay indebtedness outstanding under the Credit Facility (as defined below) of $82 million. As of September 29, 1996, the Company had sold or exchanged $150.4 million aggregate principal amount of the FRD Notes. The remaining balance of $6.5 million is currently restricted in accordance with the sale agreement with Flagstar to secure potential future indemnity claims. The remaining FRD Notes are carried at their fair value which approximates their cost.

         2. FINANCIAL STATEMENTS. The Condensed Consolidated Financial Statements in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Year Ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter and nine months ended September 29, 1996 are not necessarily indicative of those for the full year.

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

         4. LONG-TERM DEBT. On July 3, 1996, the Company repurchased $151.0 million aggregate principal amount of its 9-3/4% Senior Notes due 2002 (the "Senior Notes") and $108.6 million aggregate principal amount of its 10-7/8% Senior Subordinated Discount Notes due 2004 (the "Discount Notes" and together with the Senior Notes, the "Notes") in exchange for (or from the proceeds from the sale of) $133.5 million aggregate principal amount of the FRD Notes. In separate transactions, the Company repurchased an additional $8.5 million aggregate principal amount of its Discount Notes in the third quarter of 1996. The Company recognized an extraordinary gain of $123.1 million in the third quarter of 1996 as a result of these repurchases.

         5. INCOME (LOSS) PER COMMON SHARE. Income (loss) per common share is computed based on the weighted average number of shares actually outstanding. The impact of a warrant to acquire an additional 111,111 shares of common stock of the Company and outstanding options have not been included because the impact would be antidilutive for 1995 and would not provide meaningful information in 1996 because the Company believes that neither the warrant nor the outstanding options would be exercised at their current exercise prices.

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

         As used herein, "comparable restaurants" means restaurants operated by the Company on January 1, 1995, which continued in operation through the end of the third quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

         A.      LIQUIDITY

         The Company currently relies primarily on internally generated funds, supplemented by proceeds received from the sale of the Family Restaurant Division, for its liquidity. The Company's viability is therefore dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis.

         Operating Cash Flow. During the first nine months of 1996, the Company reported EBITDA (defined as earnings (loss) before gain (loss) on disposition of properties, restructuring costs, interest, taxes, depreciation and amortization) of $25.2 million. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of a company's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

         Working Capital Deficiency. The Company operates with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and
(iii) cash from sales is usually received before related accounts payable for food, beverages and supplies become due. The Company had a working capital deficiency of $61.5 million on September 29, 1996 (excluding the impact of $6.1 million in property held for sale).

         Credit Facility. On January 27, 1994, the Company, FRI-M Corporation ("FRI-M") and certain subsidiaries of FRI-M entered into a credit facility (the "Credit Facility"). In connection with the sale of the Family Restaurant Division, (i) the Company used a portion of the cash proceeds from the sale to repay $82 million outstanding under the Credit Facility and (ii) the Credit Facility was amended to change the borrower from FRI-M (which, following consummation of the sale, is no longer owned by the Company) to FRI-MRD Corporation, a wholly owned subsidiary of the Company, to remove all restrictive covenants, and to reduce the commitment thereunder to up to $32 million of letters of credit with no provision for revolving loans. Letters of credit are issued under the Credit Facility primarily to provide security for future amounts payable under the Company's workers' compensation insurance program ($21.8 million of such letters of credit were outstanding as of November 13, 1996) and must be fully cash collateralized. On October 23, 1996, the Company signed a letter of intent with another lending institution for a five-year, $35 million credit facility (the "New Facility") to provide for the ongoing working capital needs of the Company. The New Facility would provide up to $15 million in revolving cash borrowings and up to $35 million in letters of credit (less the outstanding amount of revolving cash borrowings). Although the New Facility would not require that letters of credit be cash collateralized (other than upon the occurrence of certain events), the New Facility would be secured by all of the real and personal property of the Company and would contain customary restrictive covenants, including the maintenance of certain financial ratios. Completion of the New Facility is subject to completion of due diligence, final documentation and other customary terms and conditions. There can be no assurances that the New Facility will be entered into.

         Other. In the third quarter, the Company repurchased $151.0 million aggregate principal amount of its Senior Notes and $108.6 million aggregate principal amount of its Discount Notes in exchange for (or from the proceeds from the sale of) $133.5 million aggregate principal amount of the FRD Notes. In separate transactions, the Company repurchased an additional $8.5 million aggregate principal amount of its Discount Notes in the third quarter of 1996. As of September 29, 1996, the Company had sold or exchanged $150.4 million aggregate principal amount of the FRD Notes. The remaining balance of $6.5 million is currently restricted in accordance with the sale agreement to secure potential future indemnity claims.

         Notwithstanding the completion of the sale of the Family Restaurant Division and the repurchases of the Notes, the Company continues to be highly leveraged and have significant debt service requirements. Although management believes that its current sources of cash should be sufficient to meet its operating and debt service requirements for the foreseeable future, there can be no assurance that the Company will be able to satisfy current debt service requirements of the Notes or to repay or refinance the Notes at their respective maturities. Notwithstanding the execution of the letter of intent with respect to the New Facility, the Company is continuing to explore alternatives to further reduce its debt (including additional open market purchases or other transactions to further reduce remaining indebtedness outstanding under the Notes). However, there can be no assurances that the Company will be able to further reduce such debt on satisfactory terms.

         B.      CAPITAL EXPENDITURES

         Net cash provided by investing activities was $169.7 million for the first nine months of 1996 versus net cash used in investing activities of $25.4 million for the first nine months of 1995, primarily due to the completion of the sale of the Family Restaurant Division and certain FRD Notes during the first nine months of 1996 and a reduction in capital expenditures during such period. The reduction in capital expenditures resulted primarily from the indefinite suspension of the Company's remodel and new restaurant construction programs for all restaurants, which was necessary due to the reduced levels of operating cash flow.

RESULTS OF OPERATIONS.
----------------------

THIRD QUARTER OF 1996 AS COMPARED TO THE THIRD QUARTER OF 1995.

         The Company's total sales decreased by $152,794,000 or 54.3% for the third quarter of 1996 as compared to the same period in 1995. This decrease was due to (i) the loss of sales from the Family Restaurant Division, which was sold by the Company at the end of May 1996, (ii) decreased sales of comparable restaurants and (iii) restaurants divested or closed.

                                                               Third Quarter Sales
                                                                     Decrease
                                                               -------------------
                                                                ($ in thousands)
Decrease in Sales of Family Restaurant
  Division                                                            $(126,429)
Decrease in Sales of Comparable Restaurants                             (11,579)
Decrease in Sales of Restaurants Divested
  or Closed                                                             (14,786)
                                                                      ---------
    Total                                                             $(152,794)
                                                                      =========

         Sales for comparable restaurants decreased by $11,579,000 or 8.7% for the third quarter of 1996 as compared to the same period in 1995. This comparable sales decrease reflects decreases in both the El Torito and Chi-Chi's restaurants primarily due to an increasingly competitive operating environment for restaurants. Also contributing to the comparable sales decrease during the third quarter was the timing of the July 4th holiday during 1996 and the 1996 summer Olympics, which affected three weekends and two full weeks during July and August. The Company continues to work to develop appropriate long-term marketing plans for Chi-Chi's and El Torito.

         Product cost decreased by $44,047,000 or 55.9% in the third quarter of 1996 as compared to the same period in 1995, reflecting the impact of 29 restaurants sold or closed since the end of the third quarter of 1995 and the decrease in Family Restaurant Division's product cost, based on the sale of the Family Restaurant Division at the end of May 1996. As a percentage of sales, product cost declined to 27.1% in the third quarter of 1996 as compared to 28.0% in the same period in 1995.

         Payroll and related costs decreased by $53,526,000 or 51.7% in the third quarter of 1996 as compared to the same period in 1995. This decrease reflects the impact of the restaurants sold or closed since the end of the third quarter of 1995 and the sale of the Family Restaurant Division. As a percentage of sales, payroll and related costs increased from 36.8% in the third quarter of 1995 to 38.9% in the same period in 1996, primarily as a result of labor inefficiencies due to the impact of declining sales on fixed costs and higher management costs at the restaurant level due to salary increases.

         Effective October 1, 1996 the federal minimum wage has been increased from $4.25 to $4.75 and effective September 1, 1997 it will be further increased to $5.15. Increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees) increase the Company's payroll cost. A provision of the new measure effectively freezes the minimum wage for tipped employees, in those states which allow for a tip credit, at current levels by increasing the allowable tip credit. In response to the minimum wage increase on October 1st, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Menu prices were not increased at Chi-Chi's, however, due to marketing strategies and the fact that Chi-Chi's will experience a lesser impact from the minimum wage increase due to the increased allowable tip credit. On November 5, 1996, California voters approved a proposition that would increase the state's minimum wage to $5.00 on March 1, 1997 and $5.25 on March 1, 1998. There is no tip credit in California.

         Occupancy and other expenses decreased by $36,735,000 or 53.3% in the third quarter of 1996 as compared to the same period in 1995. This decrease reflects the impact of the restaurants sold or closed since the end of the third quarter of 1995 and the sale of the Family Restaurant Division. As a percentage of sales, occupancy and other operating expenses increased from 24.5% in the third quarter of 1995 to 25.1% in the same period in 1996 primarily due to lower costs as a percentage of sales in the Family Restaurant Division in 1995.

         Depreciation and amortization decreased by $9,041,000 or 60.9% in the third quarter of 1996 as compared to the same period in 1995. The decrease reflects the reduced depreciable asset base resulting from (i) the third quarter 1995 adjustment for Chi-Chi's restaurants either held for sale or having impaired values and (ii) the sale of the Family Restaurant Division. The decrease is offset, in part, by additional depreciation related to capital expenditures made from the fourth quarter of 1995 through the third quarter of 1996.

         General and administrative expenses decreased by $5,007,000 or 38.5% in the third quarter of 1996 as compared to the same period in 1995. The decrease primarily resulted from overall cost reductions plus the impact of the sale of the Family Restaurant Division. As a percentage of sales, general and administrative expenses increased from 4.6% in the third quarter of 1995 to 6.2% in the same period of 1996 primarily resulting from corporate general and administrative expenses in the third quarter of 1996 spread over fewer restaurants due to the sale of the Family Restaurant Division as compared to the same period in 1995. Management continues to closely evaluate the Company's general and administrative cost structure in light of the sale of the Family Restaurant Division.

         Chi-Chi's management continues to work to significantly restructure Chi-Chi's costs during 1996 in an attempt to bring operating margins in line with the current sales levels. This restructuring is intended to reduce restaurant operating costs and includes strong inventory and meal preparation controls as well as closely monitored restaurant labor scheduling and management staffing levels. El Torito management has also introduced several programs early in the fourth quarter in an effort to improve margins.

         The Company reported a loss on disposition of properties of $1.0 million in the third quarter of 1996 as compared to a loss of $5.5 million for the same period in 1995. The loss in 1995 was primarily due to the write-off of costs associated with cancelled capital projects (both remodels and new restaurant expansion) and the loss associated with the closure of six restaurants.

         The Company reported restructuring costs of $1.0 million in the third quarter of 1996 as compared to restructuring costs of $1.4 million for the same period in 1995. These costs are primarily related to amounts paid to consultants, professional fees, severance and related costs and other restructuring related expenses.

         Interest expense, net decreased by $11,711,000 or 73.9% in the third quarter of 1996 as compared to the same period in 1995. This decrease primarily resulted from (i) interest income related to the FRD Notes, (ii) no working capital borrowings under the Credit Facility during the third quarter of 1996, (iii) the impact of the elimination of Family Restaurant Division's interest costs, primarily for capitalized lease obligations, and (iv) lower accretion of interest related to the Discount Notes and interest expense related to the Senior Notes due to the repurchases of the Notes, as previously discussed.

         The Company recorded an additional gain of $1.7 million in the third quarter of 1996 as a result of the sale of the Family Restaurant Division. This additional gain primarily represents the adjustment resulting from the completion of the final balance sheet and the subsequent upward adjustment of the purchase price.

         The Company recognized an extraordinary gain of $123.1 million in the third quarter of 1996 as a result of several repurchases of the Notes.

FIRST NINE MONTHS OF 1996 AS COMPARED TO FIRST NINE MONTHS OF 1995.

         The Company's total sales decreased by $245,422,000 or 28.8% for the first nine months of 1996 as compared to the same period in 1995. This decrease was due to (i) the loss of sales from the Family Restaurant Division which was sold by the Company at the end of May 1996, (ii) decreased sales of comparable restaurants and (iii) restaurants divested or closed.

                                                                   First Nine Months
                                                                      1996 Sales
                                                                       Decrease
                                                                   -----------------
                                                                   ($ in thousands)
Decrease in Sales of Family Restaurant
  Division                                                              $(175,595)
Decrease in Sales of Comparable Restaurants                               (36,441)
Decrease in Sales of Restaurants Divested
  or Closed                                                               (33,386)
                                                                        ---------
    Total                                                               $(245,422)
                                                                        =========


         Sales for comparable restaurants decreased by $36,441,000 or 8.3% for the first nine months of 1996 as compared to the same period in 1995. This comparable sales decrease reflects decreases in both the El Torito and Chi-Chi's restaurants.

         Product cost decreased by $73,456,000 or 30.4% in the first nine months of 1996 as compared to the same period in 1995, reflecting the impact of 29 restaurants sold or closed since the end of the second quarter of 1995 and the sale of the Family Restaurant Division. As a percentage of sales, product cost declined to 27.8% in the first nine months of 1996 as compared to 28.4% in the same period in 1995.

         Payroll and related costs decreased by $84,704,000 or 26.9% in the first nine months of 1996 as compared to the same period in 1995. This decrease reflects the impact of the restaurants sold or closed since the end of the second quarter of 1995 and the sale of the Family Restaurant Division. As a percentage of sales, payroll and related costs increased from 37.0% in the first nine months of 1995 as compared to 38.0% in the same period in 1996, primarily as a result of labor inefficiencies due to the impact of declining sales on fixed costs, higher management costs at the restaurant level due to salary increases and higher bonuses earned in 1996 in the Family Restaurant Division.

         Occupancy and other expenses decreased by $59,787,000 or 28.6% in the first nine months of 1996 as compared to the same period in 1995. This decrease reflects the impact of the restaurants sold or closed since the end of the second quarter of 1995 and the sale of the Family Restaurant Division. As a percentage of sales, occupancy and other operating expenses increased slightly from 24.5% in the first nine months of 1995 to 24.6% in the same period in 1996.

         Depreciation and amortization decreased by $15,032,000 or 34.3% in the first nine months of 1996 as compared to the same period in 1995. The decrease reflects the reduced depreciable asset base resulting from (i) the third quarter 1995 adjustment for Chi-Chi's restaurants either held for sale or having impaired values, (ii) the sale of certain owned properties and (iii) the sale of the Family Restaurant Division. The decrease is offset, in part, by additional depreciation related to capital expenditures made from the third quarter of 1995 through the third quarter of 1996. Depreciation and amortization of $11.2 million related to the Family Restaurant Division was recorded in the first 21 weeks of 1996, as the Company treated the related restaurants as operating assets until their sale.

         General and administrative expenses decreased by $10,118,000 or 23.3% in the first nine months of 1996 as compared to the same period in 1995. The decrease resulted from overall cost reductions plus the impact of the sale of the Family Restaurant Division. As a percentage of sales, general and administrative expenses increased from 5.1% for the first nine months of 1995 to 5.5% for the same period in 1996.

         The Company reported a loss on disposition of properties of $5.2 million in the first nine months of 1996 as compared to a loss of $6.8 million for the same period in 1995. The loss in 1996 is primarily due to losses related to the sale of certain owned properties. The loss in 1995 was primarily due to the write-off of costs associated with cancelled capital projects (both remodels and new restaurant expansion) and the loss associated with the closure of six restaurants.

         The Company reported restructuring costs of $5.6 million for the first nine months of 1996 as compared to restructuring costs of $1.4 million for the same period in 1995. These costs are primarily related to amounts paid to consultants, professional fees, severance and related costs and other restructuring related expenses.

         Interest expense, net decreased by $13,384,000 or 29.1% in the first nine months of 1996 as compared to the same period in 1995. This decrease primarily resulted from (i) interest income related to the FRD Notes, (ii) no working capital borrowings under the Credit Facility for the five weeks of June 1996 and the third quarter of 1996, (iii) the impact of Family Restaurant Division's June 1995 and third quarter 1995 interest costs, primarily for capitalized lease obligations, and (iv) lower accretion of interest related to the Discount Notes and interest expense related to the Senior Notes due to the repurchases of the Notes, as previously discussed. The decrease is offset, in part, by (i) interest on working capital borrowings which were outstanding throughout the first 21 weeks of 1996 as compared to lower working capital borrowings during the first 21 weeks of 1995, (ii) fees paid to the banks in connection with an amendment to the Credit Facility, (iii) higher accretion of interest related to the Discount Notes during the first 26 weeks of 1996 as compared to 1995, and (iv) accelerated amortization of the Credit Facility debt issuance costs as compared to the same period of 1995.

         The Company recorded a gain of $62.6 million in 1996 as a result of the sale of the Family Restaurant Division.

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

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In connection with the Company's previously announced repurchase of certain Notes, on July 2, 1996, the Company obtained the requisite consents to the adoption of certain amendments to the respective indentures relating to the Notes (the "Indentures"). In accordance with the terms of the respective Indentures, the holders of at least a majority in aggregate principal amount of the notes outstanding thereunder are required to effectuate any amendment to the Indentures. On July 2, 1996, there were outstanding $300,000,000 aggregate principal amount of Senior Notes and $150,000,000 aggregate principal amount of Discount Notes. The Company obtained the consent of the holders of $150,966,000 aggregate principal amount of its Senior Notes and $108,600,000 aggregate principal amount of its Discount Notes.

         The amendments to the Indentures (i) amended the definition of "Restricted Payment" and made such other changes necessary to permit the Company to repurchase Junior Debt (as defined) without restriction, (ii) clarified that the maximum amount that can be borrowed under the Bank Credit Agreement (as defined) is to be reduced by the amount of Excess Proceeds (as defined), if any, applied to permanently repay Indebtedness (as defined) outstanding thereunder, (iii) eliminated the requirement that any permitted refunding or replacements of the Bank Credit Agreement take place within six months of payment in full of such agreement, (iv) allowed any Subsidiary (as defined) of the Company to incur certain debt, and (v) allowed the Company to use Excess Proceeds from Asset Sales (as defined) to repay or repurchase any Indebtedness of the Company, including the Senior Notes, the Discount Notes and Junior Debt.

         The foregoing is only a summary of, and is qualified in its entirety by, the terms of the First Supplemental Indentures, dated as of July 3, 1996, relating to the Indentures, copies of which were filed as Exhibits 10.1 and
10.2 to the Company's Current Report on Form 8-K filed on July 9, 1996.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 10.1 Family Restaurants, Inc. and FRI-MRD Corporation Value Creation Units Plan and sample Value Creation Units Agreement.

                 27        Financial Data Schedule.

         (b)     Reports on Form 8-K.

                 On July 9, 1996 the Company filed a report on Form 8-K announcing the repurchase of $151.0 million aggregate principal amount of its Senior Notes and $108.6 million aggregate principal amount of its Discount Notes from unrelated third parties in exchange for (or from the proceeds from the sale of) $133.5 million aggregate principal amount of the FRD Notes.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Family Restaurants, Inc.
                                         (Registrant)


                                         By: /S/ Robert T. Trebing, Jr.
                                             ----------------------------------
                                                  Robert T. Trebing, Jr.
                                                Senior Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date:  November 13, 1996