Form 10-K405
period 1996-12-29
FAMILY RESTAURANTS
filed 1997-03-31
CIK 813856

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
      EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 1996

                 or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
      SECURITIES EXCHANGE ACT OF 1934            NO FEE REQUIRED

Commission file number 33-14051

                            FAMILY RESTAURANTS, INC.

INCORPORATED IN DELAWARE                 I.R.S. Employer Identification
                                         No. 33-0197361

18831 Von Karman Avenue, Irvine, CA 92612
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

Index to exhibits appears on page 39.

The common stock of the registrant is not publicly traded. Therefore, the aggregate market value of voting stock held by non-affiliates is not readily determinable.

Number of shares of outstanding common stock as of March 26, 1997 is 988,285.

                            FAMILY RESTAURANTS, INC.

                                     PART I

Item 1.  BUSINESS

BACKGROUND

         Family Restaurants, Inc. (together with its subsidiaries, the "Company") was incorporated in Delaware in 1986 and is primarily engaged in the operation of full-service restaurants through its subsidiaries. At December 29, 1996, the Company operated 281 restaurants in 30 states, with approximately 65% of its restaurants located in California, Ohio, Pennsylvania, Illinois, Michigan and Indiana. Additionally, as of December 29, 1996, the Company was the franchisor and licensor of two restaurants in the United States and 23 restaurants outside the United States. See "--Franchised and Licensed Restaurants."

         On January 27, 1994 (the "Closing Date"), Apollo FRI Partners, L.P. ("Apollo"), Green Equity Investors, L.P. ("GEI") and Foodmaker, Inc. ("Foodmaker") acquired approximately 98% of the then outstanding common stock, par value $.01 per share (the "Common Stock"), of the Company (the "Acquisition"). Concurrently, Chi-Chi's, Inc. ("Chi-Chi's") was merged with and into a subsidiary of the Company (the "Chi-Chi's Merger"). See "--The Acquisition." On November 20, 1995, Apollo entered into an Exchange Agreement with Foodmaker and GEI, pursuant to which, among other things, (i) on December 20, 1995 Foodmaker transferred all of the shares of the Common Stock and the Warrant (as defined below) owned by it to Apollo and (ii) on November 20, 1995, GEI transferred 19,609 shares of the Common Stock held by it to Apollo. See "--Change in Control."

         On May 23, 1996, the Company completed the sale of its family restaurant division, which operated full-service family-style restaurants primarily under the Coco's and Carrows names (the "Family Restaurant Division"), to FRD Acquisition Co. ("FAC"), an indirect, wholly-owned subsidiary of Flagstar Companies, Inc. ("Flagstar"), in exchange for $125 million cash, $150 million principal amount of 12-1/2% Senior Notes due in 2004 (the "FRD Notes") and the assumption of $31.5 million of long-term debt, primarily consisting of capitalized lease obligations. Based on the subsequent completion of a closing balance sheet, the purchase price was increased and such increase was satisfied by the issuance of $6.9 million in additional FRD Notes. See "--Sale of Family Restaurant Division."

         On July 3, 1996, the Company repurchased $151.0 million aggregate principal amount of its 9-3/4% Senior Notes due 2002 (the "Senior Notes") and $108.6 million aggregate principal amount of its 10-7/8% Senior Subordinated Discount Notes due 2004 (the "Discount Notes" and together with the Senior Notes, the "Notes") in exchange for (or from the proceeds from the sale of) $133.5 million aggregate principal amount of the FRD Notes. In separate transactions, the Company repurchased an additional $8.5 million aggregate principal amount of its Discount Notes in the third quarter of 1996 and an additional $30.0 million aggregate principal amount of its Senior Notes and an additional $2.0 million aggregate principal amount of its Discount Notes in the fourth quarter of 1996. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources--Liquidity."

         On January 10, 1997, the Company entered into a five-year, $35 million credit facility with Foothill Capital Corporation (the "Foothill Credit Facility") to provide for the ongoing working capital needs of the Company. The Foothill Credit Facility, which replaced the Company's Old Credit Facility (defined below), provides for up to $15 million in revolving cash borrowings and up to $35 million in letters of credit (less the outstanding amount of revolving cash borrowings). The Foothill Credit Facility is secured by substantially all of the real and personal property of the Company and contains customary restrictive covenants, including the maintenance of certain financial ratios. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources--Liquidity."

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

ONGOING RESTAURANT OPERATIONS

         The Company operated 281 restaurants primarily under the Chi-Chi's, El Torito and Casa Gallardo names as of December 29, 1996. The Chi-Chi's, El Torito and Casa Gallardo restaurants serve moderately priced, high-quality Mexican food and a wide selection of alcoholic beverages. The Company is the largest operator of full-service Mexican restaurants in the United States, based upon both number of restaurants and annual revenues. The average food check per person (excluding alcoholic beverage sales) is approximately $7.54 for Chi-Chi's, $9.10 for El Torito and $8.21 for Casa Gallardo restaurants. Chi-Chi's restaurants generally contain from 5,000 to 10,600 square feet of floor space and accommodate approximately 200 to 400 guests in the restaurant and lounge. El Torito restaurants generally contain from 8,000 to 10,000 square feet of floor space and accommodate approximately 300 to 400 guests in the restaurant and lounge. The Company's restaurants are generally located in freestanding buildings in densely populated suburban areas, and the Company believes their festive atmosphere and moderate prices are especially appealing to family clientele.

         At the end of 1995, the Company determined that the 21 remaining traditional dinnerhouses were no longer part of the Company's core operating strategy, and the restaurants were held for sale. As of December 29, 1996, there was one remaining traditional dinnerhouse restaurant pending disposition.

SITE SELECTION

         The selection of sites for new restaurants is the responsibility of the senior management of El Torito and Chi-Chi's. Typically, potential sites are brought to the attention of the Company by real estate brokers and developers familiar with its needs. Sites are evaluated on the basis of a variety of factors, including demographic data, land use and environmental restrictions, competition in the area, ease of access, visibility, availability of parking and proximity to a major traffic generator such as a shopping mall, office complex, stadium or university.

EMPLOYEES

         At December 29, 1996, the Company had approximately 19,800 employees, of whom 18,100 were restaurant employees, 1,335 were field management and 365 were corporate personnel. Employees are paid on an hourly basis, except restaurant managers, corporate and field management and administrative personnel. Restaurant employees include a mix of full-time and part-time, mostly hourly personnel, enabling the Company to provide services necessary during hours of restaurant operations. The Company has not experienced any significant work stoppages and believes its labor relations are good.

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

         The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. At December 29, 1996, approximately 49% of the Company's employees were paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective October 1, 1996, the Federal minimum wage was increased from $4.25 to $4.75, and effective September 1, 1997, it will be further increased to $5.15. However, a provision of the new measure effectively freezes the minimum wage for tipped employees at current levels by increasing the allowable tip credit in those states which allow for a tip credit. Furthermore, California voters approved a proposition on November 5, 1996 that increased the state's minimum wage to $5.00 on March 1, 1997 and will further increase the minimum wage to $5.25 on March 1, 1998.

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

         Currently, the Company franchises and licenses two restaurants in the United States and 23 restaurants internationally. The Company has begun actively franchising its El Torito concept both domestically and internationally in 1997. See "--Franchised and Licensed Restaurants." The Company believes its franchises are operating in substantial compliance with applicable laws and regulations governing such operations.

TRADEMARKS AND SERVICE MARKS

         The Company regards its trademarks and service marks as important to the identification of its restaurants and believes that they have significant value in the conduct of its business. The Company has registered various trademarks and service marks with the United States Patent and Trademark Office. In addition to its Federal registrations, certain trademarks and service marks have been registered in various states and selected international markets in which the Company operates restaurants. Also, many of the Company's menus, training manuals and other printed manuals utilized in conjunction with its business are copyrighted.

FRANCHISED AND LICENSED RESTAURANTS

         In May 1994, El Torito Restaurants, Inc. ("El Torito") and Coco's Restaurants, Inc. ("Coco's"), a former indirect subsidiary of the Company, entered into a license agreement (the "ET License Agreement"), which, among other things, granted to Coco's an exclusive right and license that permits Coco's to grant other parties a sublicense to develop the Company's El Torito Mexican restaurant concept in Japan. As a result, in April 1995, Coco's entered into a Technical Assistance and License Agreement, which, among other things, granted to Coco's Japan Co., Ltd. ("CJCL") the right to develop the Company's El Torito Mexican restaurant concept in Japan (the "CJCL Agreement"). At December 29, 1996, CJCL operated five El Torito restaurants in Japan.

         At December 29, 1996, Chi-Chi's had one international license agreement covering all international markets, excluding Canada, China, Korea, New Zealand, the Philippines, Russia and South Africa. In 1996, Chi-Chi's terminated its franchise agreements with individuals or entities covering limited portions of one U.S. state and the Province of Quebec, Canada.

         In 1996, the Company established El Torito Franchising Company ("ETFC") to market domestically and internationally the El Torito Mexican restaurant concept. At December 29, 1996, ETFC was authorized to sell franchises in 40 states and was pursuing the franchise registration process in eight other states. On January 16, 1997, ETFC entered into a Master Franchise and Development Agreement with Evliyaoglu Ltd. ("EL"), pursuant to which EL was granted the rights to develop 50 El Torito restaurants over 15 years in Turkey. Under existing license and other franchise agreements, five El Torito restaurants are operated in Japan, two El Torito restaurants are operated in the United States and 18 Chi-Chi's restaurants are operated in international markets.

         Franchise and license fees were $1,605,000 for the year ended December 29, 1996, of which $1,479,000 or 92% was derived from Coco's restaurants licensed by CJCL prior to the sale of the Family Restaurant Division on May 23, 1996. As a result of the sale of the Family Restaurant Division, Coco's (the licensor under the CJCL Agreement) is no longer a subsidiary of the Company. This compares to $4,824,000 for the year ended December 31, 1995, $6,041,000 for the 11 months ended December 25, 1994 (including Chi-Chi's fees subsequent to the Acquisition) and $546,000 for the one month ended January 26, 1994, of which 84%, 87%, and 82%, respectively, were from Coco's restaurants licensed by CJCL.

THE ACQUISITION

         The Acquisition involved the following components and related transactions, all of which (unless otherwise noted) were consummated on the Closing Date:

         New Equity Investment. In January 1994, Apollo, GEI, Foodmaker and certain officers of the Company made a $154.7 million new equity investment (the "New Equity Investment") in the Company. Pursuant to the Acquisition Agreement, dated as of October 15, 1993, among the Company, Apollo, GEI, Foodmaker and Chi-Chi's (as amended, the "Acquisition Agreement"), Apollo purchased 40.0% of the Common Stock outstanding immediately following the Closing Date for $62.3 million in cash and GEI purchased 18.4% of the Common Stock outstanding immediately following the Closing Date for $28.8 million in cash. In addition, Foodmaker acquired 40.0% of the Common Stock outstanding immediately following the Closing Date, with a value of $62.3 million, in the Chi-Chi's Merger (described below).

         Chi-Chi's Merger. The Company acquired Chi-Chi's, a wholly-owned subsidiary of Foodmaker and the operator or franchisor, directly or indirectly through its subsidiaries, of 235 full-service Mexican restaurants, through a merger of a newly-formed subsidiary of the Company with Chi-Chi's. Foodmaker received (i) $205.0 million in cash, less the principal amount of capital leases and the face amount of certain indebtedness of Chi-Chi's existing or assumed by the Company in connection with the Chi-Chi's Merger, (ii) 389,634 shares of Common Stock and (iii) a warrant to purchase, at an aggregate exercise price of $26.7 million, 10% of the Common Stock outstanding assuming the full exercise thereof (the "Warrant").

         Employee Stock Purchase and Management Incentive Plan. In connection with the Acquisition, the Company adopted a new management incentive plan, pursuant to which certain officers and employees of the Company were granted the right to purchase up to 40,900 shares of Common Stock (constituting up to 4.1% of the Common Stock outstanding immediately following such purchases) at $160 per share (the "Employee Stock Purchase"), the same per share price paid by Apollo and GEI in the New Equity Investment. The Employee Stock Purchase was consummated on the Closing Date with respect to certain officers (15,625 shares of Common Stock) and on May 19, 1994 and July 31, 1994 with respect to the other participants (22,552 shares of Common Stock). No more than fifty percent of the purchase price was authorized to be financed through interest-bearing recourse notes payable to the Company. In July 1996, the Company cancelled all such interest-bearing recourse notes. The Company has repurchased 8,992 shares of Common Stock at various prices due to employee terminations, leaving 29,185 shares currently owned by management stockholders and terminated employees. The individuals who purchased Common Stock were also granted options to purchase 20,822 shares of Common Stock in the future at an exercise price initially set at $160 per share. The Company also granted options to purchase approximately 30,000 shares of Common Stock to approximately 800 other employees. Approximately 44,500 options have expired due to terminations, and no options have been exercised.

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

         In connection with the Acquisition, the Company reduced by 60 restaurants (from 169 to 109) the number of restaurants to be divested under the Strategic Divestment Program. Two additional restaurants were added to the program in late 1993. Also, in connection with the Chi-Chi's Merger, 11 poor performing restaurants were designated for divestment. As of December 25, 1994, 77 properties had been divested, leaving 45 properties remaining to be divested (including eight properties that were closed). Because the Strategic Divestment Program was scheduled for completion at the end of fiscal 1994, all remaining restaurants identified for divestment that were operating at the end of fiscal 1994 have been included in operations since 1995.

CHANGE IN CONTROL

         On November 20, 1995, Apollo entered into an Exchange Agreement with each of Foodmaker and GEI (the "Exchange Agreements") pursuant to which, among other things, (i) on December 20, 1995 Foodmaker transferred all of the shares of Common Stock and the Warrant held by it to Apollo, (ii) on November 20, 1995 GEI transferred 19,609 shares of Common Stock held by it to Apollo and (iii) the Shareholders' Agreement, dated as of January 27, 1994, by and among Apollo, GEI and Foodmaker (the "Shareholders' Agreement") was terminated as between themselves and the Company. In connection with the foregoing, Jackson W. Goodall, Jr., Charles W. Duddles and Edward Gibbons, the three members of the Company's Board of Directors (the "Board") nominated by Foodmaker pursuant to the Shareholders' Agreement, and Leonard I. Green and Jonathan D. Sokoloff, the two members of the Board nominated by GEI, resigned from the Board and from each other position, if any, held with the Company or its subsidiaries. The foregoing transactions were consummated after the lenders under the Old Credit Facility, in connection with their consent to an amendment thereto, required certain of the Company's shareholders to purchase a participation in certain loans under such agreement. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources." Apollo agreed to purchase such participation and, in consideration therefor, Foodmaker and GEI agreed to the transactions set forth above.

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

SALE OF FAMILY RESTAURANT DIVISION

         On May 23, 1996, the Company completed the sale of the Family Restaurant Division to Flagstar in exchange for $125 million cash, $150 million principal amount of the FRD Notes and the assumption of $31.5 million of long-term debt, primarily consisting of capitalized lease obligations. Based on the subsequent completion of a closing balance sheet, the purchase price was increased and such increase was satisfied by the issuance of $6.9 million in additional FRD Notes. The Company recorded a gain of $62.6 million on the sale of the Family Restaurant Division, which gain included the effect of the increase in purchase price of $6.9 million discussed above. Cash proceeds from the sale were used to pay indebtedness outstanding under the Old Credit Facility of $82 million. As of March 26, 1997, the Company had sold or exchanged $150.4 million aggregate principal amount of the FRD Notes. The remaining balance of $6.5 million is currently restricted in accordance with the sale agreement with Flagstar to secure potential future indemnity claims. The remaining FRD Notes are carried at their fair value which approximates their cost.


Item 2.  PROPERTIES

         Of the 281 restaurants operated by the Company as of December 29, 1996, the Company owned the land and building for 34, owned the building and leased the land for 53 and leased both land and building for the remaining 194 restaurants. The restaurants are primarily free-standing units ranging from approximately 5,000-10,000 square feet. Most of the leases provide for the payment of a base rental or approximately 5% to 6% of gross sales, whichever is greater, plus real estate taxes, insurance and other expenses.

         The leases (assuming exercise of all options) have terms expiring as follows:

                                                      Number of
         Lease Expiration                            Restaurants
         ----------------                            -----------
         1997-2001                                        12
         2002-2006                                        19
         2007-2011                                        37
         2012-2016                                        66
         2017 and later                                  113
                                                         ---
              Total                                      247
                                                         ===

         In addition, the Company owns a 43,120 square-foot building in Irvine, California which houses support personnel for the Company. The Company shares a 53,800 square foot office building in Irvine, California with FAC which houses the Company's headquarters personnel and certain support functions of the Company. Rent and occupancy expenses are split evenly between the Company and FAC through April 1997 at which time FAC will vacate the premises and the Company will enter into a new lease for 34,200 square feet. The Company currently leases a portion of a 110,000 square foot building in Irvine, California which houses El Torito operations staff and certain support personnel for the Company. The building will be vacated in May 1997 and personnel will be moved to the Company's other two Irvine buildings. The Company also leases a 26,270 square-foot building in Louisville, Kentucky which houses the Chi-Chi's operations and support functions and various other smaller offices and warehouses.

         Substantially all of the Company's assets have been pledged under the Foothill Credit Facility. However, of the 87 owned restaurants at December 29, 1996 (building or land and building), six were subject to security interests in favor of other third parties.

         The following table details the Company-operated restaurants by state of operation as of December 29, 1996.

                                                   Total
                                                 Number of
State               Chi-Chi's     El Torito     Restaurants
-----               ---------     ---------     -----------
California               -            77              77
Ohio                    30             -              30
Pennsylvania            25             -              25
Illinois                16             1              17
Michigan                17             -              17
Indiana                 14             2              16
Wisconsin               12             -              12
Maryland                10             -              10
Missouri                 2             8              10
Virginia                10             -              10
Minnesota                7             -               7
New Jersey               7             -               7
Iowa                     6             -               6
Kentucky                 6             -               6
New York                 5             -               5
Florida                  1             2               3
Kansas                   3             -               3
Massachusetts            3             -               3
Oregon                   -             3               3
West Virginia            3             -               3
Arizona                  -             2               2
Colorado                 1             -               1
Connecticut              1             -               1
Delaware                 1             -               1
Nebraska                 1             -               1
Nevada                   -             1               1
North Carolina           1             -               1
North Dakota             1             -               1
South Dakota             1             -               1
Washington               -             1               1
                       ---            --             ---
  Total                184            97             281
                       ===            ==             ===

Item 3.  LEGAL PROCEEDINGS

         The Company is involved in various litigation matters incidental to its business. The Company does not believe that any of the claims or actions filed against it will have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         There is no established public trading market for the Common Stock.

         At March 26, 1997, there were 92 stockholders of record of Common Stock. No other class of stock was outstanding as of that date. No dividends have been paid by the Company to its common stockholders.

         Each of the indentures, as amended, (collectively, the "Indentures") governing the Company's outstanding Senior Notes and Discount Notes and the Foothill Credit Facility imposes certain restrictions on the Company's ability to pay dividends.

 Item 6.  SELECTED FINANCIAL DATA
             (in thousands except per share amounts)


                                                  Successor Company                              Predecessor Company
                                      ------------------------------------------    --------------------------------------------
                                           As of and for           As of and for                            As of and for
                                          the Years Ended           the Eleven      For the One            the Years Ended
                                      -----------------------      Months Ended     Month Ended      ---------------------------
                                       Dec. 29,    Dec. 31,          Dec. 25,         Jan. 26,         Dec. 26,        Dec. 28,
                                         1996        1995              1994             1994             1993            1992
                                      ----------   ----------      ------------      ----------      -----------     -----------
Income Statement Data:
Sales                                 $  724,229   $1,134,359      $  1,048,674      $   64,741      $   884,910     $   930,069
Cost of Sales:
  Product cost                           200,379      322,194           293,413          19,184          259,512         276,020
  Payroll and related costs              273,536      419,185           377,569          24,780          331,747         352,841
  Occupancy and other operating
    expenses                             181,730      275,164           243,147          13,712          197,797         211,332
Depreciation and amortization             34,475       57,836            48,646           2,800           32,224          50,538
General and administrative expenses       41,742       56,245            49,059           4,071           44,164          48,376
Gain (loss) on disposition of
  properties                              (8,600)     (12,067)           (5,685)             12           (4,916)         (7,786)
Gain on sale of division                  62,601            0                 0               0                0               0
Provision for divestitures and
  write-down of long-lived assets              0       44,500           144,780 (2)           0           10,400         135,046 (1)
Restructuring costs                        6,546        4,392                 0               0                0               0
Debt restructuring costs                       0            0                 0               0            4,239           1,072
Reorganization items                           0            0                 0         479,427           (1,091)              0
Interest expense, net                     36,725       65,277            51,419           4,097           50,276          45,582
Income tax provision                         890        1,208             1,773              55              658             721
                                      ----------   ----------      ------------      ----------      -----------     -----------
Income (loss) before extraordinary
  item and cumulative effect of a
  change in accounting principle           2,207     (123,709)         (166,817)        475,481          (52,114)       (199,245)
Extraordinary gain on extinguishment
  of debt                                134,833            0             2,941          72,561                0               0
Effect of adopting SFAS 109                    0            0                 0               0                0            (667)
                                      ----------   ----------      ------------      ----------      -----------     -----------
Net income (loss)                        137,040     (123,709)         (163,876)        548,042          (52,114)       (199,912)
Preferred dividends                            0            0                 0           1,698           20,232          17,737
                                      ----------   ----------      ------------      ----------      -----------     -----------
Net income (loss) attributable to
  common shares                       $  137,040   $ (123,709)     $   (163,876)     $  546,344      $   (72,346)    $  (217,649)
                                      ==========   ==========      ============      ==========      ===========     ===========

Income (loss) per common share
  before extraordinary item (3)       $     2.23   $  (124.75)     $    (168.55)

Net income (loss) attributable to
  common shares (3)                   $   138.66   $  (124.75)     $    (165.58)

Balance Sheet Data:

Working capital (deficiency)          $  (85,524)  $   45,114 (4)  $   (155,481)                     $   (95,209)    $  (109,692)
Current assets                            48,036      267,077            43,015                           77,109          64,948
Total assets                             309,030      551,270           734,598                          366,577         383,298
Current liabilities                      133,560      221,963           198,496                          172,318         174,640
Liabilities subject to settlement
  under reorganization proceeding              0            0                 0                          320,194 (5)     277,010 (5)
Non-current portion of long-term
  debt, including capitalized lease
  obligations                            165,325      455,203 (6)       536,495                           78,658          84,133
Redeemable cumulative exchangeable
  preferred stock                              0            0                 0                          183,921         163,689
Common stockholders' equity (deficit)      5,399     (131,576)           (7,259)                        (391,638)       (319,470)

Selected Consolidated Financial
  Ratios and Other Data:

EBITDA (7)                            $   26,842   $   61,571      $     85,486      $    2,994      $    51,690     $    41,500
Net income (loss)                        137,040     (123,709)         (163,876)        548,042          (52,114)       (199,912)
Net cash provided by (used in)
  operating activities                   (23,831)       6,083            18,346         (18,252)          25,352          31,252
Capital expenditures                       9,848       38,022            65,618             779           20,064          38,255 (8)
Net cash provided by (used in)
  investing activities                   168,422      (19,615)          (64,167)       (192,610)         (10,717)        (34,472)
Net cash provided by (used in)
  financing activities                  (117,717)      13,663            31,858         223,754          (19,839)          3,474
Restaurants open at end of period            281          670               702             524              528             587
Ratio of EBITDA to interest expense         0.73x        0.94x             1.66x           0.73x(9)         1.03x(9)        0.91 (9)

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

(3) Net income (loss) per common share for the Company prior to the Acquisition is not meaningful due to debt discharge, the issuance of Common Stock and fresh start reporting. Net income (loss) per common share for the Company subsequent to the Acquisition is computed based on the weighted average shares actually outstanding (989,683 shares for the eleven months ended December 25, 1994, 991,650 shares for the year ended December 31, 1995 and 988,285 shares for the year ended December 29, 1996). The impact of the Warrant and outstanding options have not been included since the impact would be antidilutive for 1995 and 1994 and would not provide meaningful information in 1996 because the Company believes that neither the Warrant nor the outstanding options would be exercised at their current exercise prices.

(4)      Includes the impact of working capital loan classification discussed in
         Note 9 of the Financial Statements and the classification of $240,077,000 in property held for sale discussed in Note 5 of the Financial Statements.

(5) Liabilities that were cancelled and extinguished as part of the prepackaged joint plan of reorganization of the Company and REG-M Corp. (the "Plan") are separately classified in the consolidated balance sheets as liabilities subject to settlement under reorganization proceedings and include the following:

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
                                                ========         ========


(6) Excludes amounts related to the Family Restaurant Division and the traditional dinnerhouse restaurants which were held for sale.

(7) EBITDA is defined as earnings (loss) before gain (loss) on disposition of properties, provision for divestitures and write-down of long-lived assets, interest, taxes, depreciation and amortization. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

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


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Reference to the "Predecessor Company" refers to The Restaurant Enterprises Group, Inc. and its consolidated subsidiaries (excluding Chi-Chi's) with respect to information relating to periods prior to January 27, 1994 included herein, and reference to the "Successor Company" refers to Family Restaurants, Inc. and its consolidated subsidiaries, giving effect to the Acquisition, with respect to information about events occurring upon completion of or after the Acquisition.

         Certain information and statements included in this Annual Report on Form 10-K, including in this Management's Discussion and Analysis of Financial Condition and Results of

Operations, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties that could result in actual results of the Company or industry differing materially from expected results expressed or implied by such forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a restaurant company operating in a competitive environment, factors that could significantly impact expected results include (i) the implementation of a successful cost restructuring program and the development of a successful marketing strategy for Chi-Chi's and El Torito, (ii) the effect of national and regional economic conditions, (iii) the availability of adequate working capital, (iv) competitive products and pricing, (v) changes in legislation, (vi) demographic changes,
(vii) the ability to attract and retain qualified personnel, (viii) changes in business strategy or development plans and (ix) business disruptions. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY

         The Company currently relies primarily on internally generated funds, supplemented by working capital advances under the Foothill Credit Facility, for its liquidity. The Company's viability is therefore dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and to comply with the terms of its financing agreements.

         Operating Cash Flow. For the year ending December 29, 1996, the Company reported EBITDA (defined as earnings (loss) before gain (loss) on disposition of properties, provision for divestitures and write-down of long-lived assets, interest, taxes, depreciation and amortization) of $26.8 million. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

         The Company continues to suffer from declining sales in its continuing restaurant operations. On December 6, 1995, Kevin S. Relyea was appointed CEO of the Company and assumed responsibility for Chi-Chi's. As part of a project to reposition the Chi-Chi's concept and to reengineer the organization's processes, Roger K. Chamness was appointed to the position of president of Chi-Chi's on March 1, 1996. Together, along with industry consultants, they developed a plan to significantly restructure Chi-Chi's costs during 1996 in an attempt to bring Chi-Chi's operating margins in line with the current depressed sales levels. An internal Chi-Chi's project group has been focusing on strong inventory and meal preparation controls as well as improved restaurant labor scheduling. Other operating expenses are undergoing a stringent review for cost-saving opportunities to improve margins. A new marketing firm was hired in December 1996 to reposition Chi-Chi's as a value-oriented Mexican restaurant. In addition, sixteen poor performing Chi-Chi's were closed during 1996 to help improve profitability. As a result of these programs, significant improvement in Chi-Chi's negative EBITDA was noted in 1996 as compared to 1995.

         William D. Burt assumed the position of president of El Torito on April 8, 1996 and launched a similar margin improvement program at El Torito during the fourth quarter of 1996. One aspect of the margin improvement program focuses on improving labor productivity by enhancing service while reducing hours through efficient scheduling. Raw material costs and other operating expenses are being reviewed through a cross-functional cost reengineering team. All ideas are tested to quantify the benefit and review any impact on quality of service. El Torito has also developed a new, long-term marketing strategy for 1997 to reposition the concept as the "perfect place for people to come together." This brand identification approach is a departure from the previously used special food product or food offer focus which, by year-end 1996, had been emulated by many competitors and had saturated the media. Therefore, to break through the saturation and boost sales, a series of five television commercials will be used featuring line-art animation and voice-overs to reinforce the idea that El Torito "brings people together."

         Working Capital Deficiency. The Company operates with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and
(iii) cash from sales is usually received before related accounts payable for food, beverages and supplies become due. The Company had a working capital deficiency of $85.5 million on December 29, 1996.

         Credit Facility. On January 27, 1994, the Company, FRI-M Corporation ("FRI-M") and certain subsidiaries of FRI-M entered into a credit facility (the "Old Credit Facility"). In connection with the sale of the Family Restaurant Division, (i) the Company used a portion of the cash proceeds from the sale to repay $82 million outstanding under the Old Credit Facility and (ii) the Old Credit Facility was amended to change the borrower from FRI-M (which, following consummation of the sale, was no longer owned by the Company) to FRI-MRD Corporation, a wholly-owned subsidiary of the Company, to remove all restrictive covenants, and to reduce the commitment thereunder to up to $32 million of letters of credit with no provision for revolving loans.

         On January 10, 1997, the Company entered into the Foothill Credit Facility to replace the Old Credit Facility and to provide for the ongoing working capital needs of the Company. The Foothill Credit Facility provides up to $15 million in revolving cash borrowings and up to $35 million in letters of credit (less the outstanding amount of revolving cash borrowings). The Foothill Credit Facility is secured by all of the real and personal property of the Company and contains customary restrictive covenants, including the maintenance of certain financial ratios. Letters of credit are issued under the Foothill Credit Facility primarily to provide security for future amounts payable under the Company's workers' compensation insurance program ($18.5 million of such letters of credit were outstanding as of March 26, 1997). No revolving cash borrowings were outstanding as of March 26, 1997.

         Other. In the third quarter of 1995, the Company retained Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") as a financial advisor to assist the Company in the process of divesting certain divisions and operations. This process culminated in the sale of the Family Restaurant Division on May 23, 1996 to Flagstar for $125 million cash, $150 million principal amount of the FRD Notes, and the assumption of $31.5 million of long-term debt, primarily consisting of capitalized lease obligations. Upon completion of the closing balance sheet, the purchase price was increased by $6.9 million and was satisfied by the issuance of $6.9 million in additional FRD Notes.

         On July 3, 1996, the Company repurchased $151.0 million aggregate principal amount of the Senior Notes and $108.6 million aggregate principal amount of the Discount Notes in exchange for (or from the proceeds from the sale of) $133.5 million aggregate principal amount of the FRD Notes. In separate transactions, the Company repurchased an additional $8.5 million aggregate principal amount of its Discount Notes in the third quarter of 1996 and an additional $30.0 million aggregate principal amount of its Senior Notes and an additional $2.0 million aggregate principal amount of its Discount Notes in the fourth quarter of 1996.

         As of March 26, 1997, the Company had sold or exchanged $150.4 million aggregate principal amount of the FRD Notes. The remaining $6.5 million balance is currently restricted in accordance with the sale agreement with Flagstar to secure potential future indemnity claims.

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

         CAPITAL EXPENDITURES

         Net cash provided by investing activities was $168.4 million for fiscal 1996 versus net cash used in investing activities of $19.6 million for fiscal 1995, $64.2 million for the eleven months ended December 25, 1994 and $192.6 million for the one month ended January 26, 1994. Net cash provided by investing activities in 1996 was primarily due to the completion of the sale of the Family Restaurant Division and certain FRD Notes and a reduction in capital expenditures during the year. Included in investing activities for 1994 is the acquisition of Chi-Chi's, which represented $192.4 million, and the partial conversion of certain Bob's Big Boy restaurants to the Company's concepts which represented $8.3 million.

         In 1994 the Company embarked on a comprehensive capital investment program. The Company expected to spend an aggregate of approximately $100 million to $130 million of discretionary funds under such capital investment program, in addition to the annual capital expenditures of approximately $16 million to $19 million devoted to normal improvements of the Company's restaurants. Subsequent to the Acquisition, the Company remodeled 114 family restaurants and 81 Mexican restaurants at an aggregate cost of approximately $37.2 million. Due to the deterioration in operating cash flow in 1994 and 1995, the Company suspended its remodel program for all restaurants. All other capital projects were tightly controlled through 1995 and 1996 pending an improvement in operating cash flow.

         Due to the 1996 improvement in operating cash flow in the Chi-Chi's restaurants, capital expenditures in the range of $15 million to $17 million are planned for 1997, including approximately $5 million to $6 million devoted to normal improvements of the Company's restaurants. The Company has identified several El Torito and Chi-Chi's restaurants for remodel, and an exterior enhancement program for Chi-Chi's will commence by mid-year. There are also plans to develop an El Torito prototype to be used for future El Torito expansion, and the Company is also looking at improving its in-store POS technology beginning in 1997.

GOODWILL WRITE-OFF

         The Chi-Chi's restaurants reported significant sales declines in the second half of 1994 which continued into 1995. These sales declines resulted in operating performance for the Chi-Chi's restaurants which was significantly lower than anticipated at the time of the Acquisition.

         CSPI Report. In July 1994, the Center for Science in the Public Interest ("CSPI") released a report which claimed, among other things, that Mexican meals were high in fat, saturated fat and sodium and that there are fewer low fat or low sodium choices in Mexican restaurants than in the Italian and Chinese restaurants that had been previously analyzed. Although restaurant officials disagreed with the report and CSPI's methods, subsequent to the

CSPI study, Chi-Chi's restaurants began reporting significant declines in sales. The Company introduced a new program, called "New Mex," to all its Mexican restaurants. This new program included an extensive list of changes including new menu items, new recipes, a new menu design and look, new commercials, new china and new uniforms. This program proved ineffective in the Chi-Chi's restaurants.

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

         Acquisition Business Strategy. At the time of the Acquisition, the Company identified three key sales building strategies for its Mexican restaurants. The Company planned to build sales by (i) implementing a unified marketing and food and beverage strategy as part of the goal of integrating all of the Mexican concepts; (ii) completing a comprehensive refurbishment program of substantially all of the Mexican restaurants in order to enhance customers' dining experience and attract new customers; and (iii) following the completion of the refurbishment program, which was expected to occur during the first three years following the Acquisition, adding 12 to 20 new restaurants per year. These new restaurants would have been added in existing markets in order to take advantage of efficiencies in advertising and management. The valuation of the Chi-Chi's business at the time of the Acquisition was based on the successful completion of these business strategies and the resulting anticipated increase in sales and cash flow.

         Reevaluation of the Business Strategy. In the case of Chi-Chi's, all facets of the post-Acquisition strategy described above were reevaluated. The Company reestablished a separate marketing department for Chi-Chi's as different regional tastes proved the unified marketing and food and beverage strategy to be unsuccessful. In addition, as a result of the lack of improvement in the performance of the remodels completed in 1994, all remodels of the Chi-Chi's restaurants were discontinued. As a result of these significant setbacks, no future expansion of Chi-Chi's could be anticipated.

         Consistent with this strategic reevaluation, the Company revised its forecasts for the future operations of Chi-Chi's which resulted in a significant reduction in projected future cash flows and a lower valuation of the business. Furthermore, management concluded that it was unlikely that the Chi-Chi's restaurants would return to prior profitability levels in the foreseeable future. Accordingly, in the fourth quarter of 1994, the Company completed an evaluation of the carrying value of the Chi-Chi's goodwill and wrote off the entire unamortized balance of $144,780,000 at December 25, 1994.

RESULTS OF OPERATIONS

         As used herein, "comparable restaurants" are restaurants operated by the Company on the first day of the earlier fiscal year and which continued in operation through the last day of the later year being compared.

FISCAL YEAR 1996 AS COMPARED TO FISCAL YEAR 1995

         Total sales of $724,229,000 for 1996 decreased by $410,130,000 or 36.2%
as compared to 1995. The decrease was due to (i) the loss of sales from the Family Restaurant Division which was sold by the Company on May 23, 1996, (ii) sales decreases for restaurants sold or closed, (iii) sales declines in the comparable El Toritos and Chi-Chi's and (iv) the 53rd week in 1995. The breakdown of the sales decline for 1996 is detailed below:

                                                        1996 Sales
                                                         Decreases
                                                     ----------------
                                                     ($ in thousands)
Sales of the Family Restaurant Division                 $(308,021)
Decrease in Sales of Restaurants Sold
  or Closed in 1996                                       (47,823)
Decrease in Sales of Comparable
  Restaurants                                             (45,533)
Decrease in Sales for the 53rd Week
  in 1995                                                  (8,753)
                                                        ---------
    Total                                               $(410,130)
                                                        =========

         Sales for comparable restaurants of $484,655,000 for 1996 decreased by $45,533,000 or 8.6% compared to a 52-week 1995. The decrease is comprised of a $38,038,000 or 12.4% decline in Chi-Chi's and a $7,495,000 or 3.4% decline in El Torito primarily reflecting a continuing competitive operating environment for restaurants. Also contributing to the comparable sales decline was severe winter weather in several markets in early 1996 and an overall weakness in summer sales during the 1996 Summer Olympics which affected three weekends and two full weeks during July and August. As discussed above, the Company has initiated marketing and positioning plans to improve the future sales performance of both Chi-Chi's and El Torito.

         Product cost of $200,379,000 for 1996 decreased by $121,815,000 or 37.8% in 1996 as compared to 1995 primarily due to the sale of the Family Restaurant Division which accounts for $89,347,000 or 73.3% of the decrease. Chi-Chi's cost re-engineering project further contributed to product cost savings by simplifying menus, reducing the number of ingredients used and controlling inventories. As a percentage of sales, product cost declined to 27.7% in 1996 as compared to 28.4% in 1995.

         Payroll and related costs of $273,536,000 for 1996 decreased by $145,649,000 or 34.7% as compared to 1995 primarily due to the sale of the Family Restaurant Division which accounts for $108,406,000 or 74.4% of the decrease. As a percent of sales, payroll and related costs increased from 37.0% in 1995 to 37.8% in 1996 due in part to labor inefficiencies resulting from the declining sales without an offsetting reduction in fixed labor expense, combined with the negative impact of the minimum wage increase on October 1, 1996.

         The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. At December 29, 1996, approximately 49% of the Company's employees were paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective October 1, 1996, the Federal minimum wage was increased from $4.25 to $4.75, and effective September 1, 1997, it will be further increased to $5.15. However, a provision of the new measure effectively freezes the minimum wage for tipped employees at current levels by increasing the allowable tip credit in those states which allow for a tip credit. Furthermore, California voters approved a proposition on November 5, 1996 that increased the state's minimum wage to $5.00 on March 1, 1997 and will further increase the minimum wage to $5.25 on March 1, 1998. In response to the minimum wage increases on October 1, 1996 and March 1, 1997, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Menu prices have not been increased at Chi-Chi's, however, due to marketing strategies and the fact that Chi-Chi's will experience a lesser impact from the minimum wage increase due to the increased allowable tip credit in certain states.

         Occupancy and other expenses of $181,730,000 for 1996 decreased by $93,434,000 or 34.0% as compared to 1995 primarily due to the sale of the Family Restaurant Division which accounts for $85,314,000 or 62.4% of the decrease. As a percentage of sales, occupancy and other expenses increased from 24.3% in 1995 to 25.1% in 1996 due primarily to declining sales without an offsetting reduction in fixed expenses and the lower costs as a percentage of sales in the Family Restaurant Division in 1995.

         Depreciation and amortization of $34,475,000 for 1996 decreased by $23,361,000 or 40.4% as compared to 1995 primarily due to the sale of the Family Restaurant Division which accounts for $16,744,000 or 71.7% of the decrease. The decrease also reflects the third quarter 1995 adjustment to the depreciable asset base of Chi-Chi's restaurants either held for sale or having impaired values.

         General and administrative expenses of $41,742,000 for 1996 decreased by $14,503,000 or 25.8% as compared to 1995 primarily due to the sale of the Family Restaurant Division and the elimination of its related general and administrative expenses of $10,187,000.

As a percentage of sales, general and administrative expenses increased from 5.0% in 1995 to 5.8% in 1996 primarily reflecting general and administrative expenses spread over fewer restaurants due to the sale of the Family Restaurant Division. In April 1996, the Company announced it would eliminate approximately 130 positions in its Louisville corporate office and approximately 50 positions in its Irvine corporate offices as it reorganized after the sale of the Family Restaurant Division. Management continues to closely evaluate the Company's general and administrative cost structure in light of the sale of the Family Restaurant Division.

         Loss on disposition of properties of $8.6 million for 1996 compared to a loss of $12.1 million in 1995. These amounts reflect losses associated with restaurant divestments and closures and the 1995 write-off of costs associated with cancelled capital projects, both remodels and new restaurant expansion.

         The Company reported restructuring costs of $6.5 million in 1996 versus $4.4 million in 1995. These costs are primarily related to amounts paid to consultants, professional fees, severance and related costs, and other restructuring related expenses.

         Interest expense, net of $36,725,000 for 1996 decreased by $28,552,000 or 43.7% as compared to 1995 primarily resulting from (i) lower accretion of interest expense due to the repurchases of the Notes, as previously discussed,
(ii) paying off outstanding revolving debt under the Old Credit Facility in May 1996, (iii) the elimination of the Family Restaurant Division's interest costs, primarily for capitalized lease obligations and (iv) interest income related to the FRD Notes.

         The Company recognized an extraordinary gain of $134,833,000 in 1996 as a result of several repurchases of the Notes.

         The Company recorded a gain of $62,601,000 in 1996 as a result of the sale of the Family Restaurant Division.

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

         Total sales of $1,134,359,000 for 1995 increased by $20,944,000 or 1.9%
as compared to 1994. This increase was due to (i) sales from Chi-Chi's restaurants for January 1995 for which there were no comparable sales in 1994 due to the timing of the Chi-Chi's Merger on January 27, 1994, (ii) the impact of the Bob's Big Boy restaurant conversions, (iii) the additional sales of the new restaurants opened during 1994 and 1995, (iv) the impact of the 53rd week of sales in 1995 and (v) sales for restaurants previously identified for divestment which are included in the Company's operating results for 1995 but were not included in the Company's operating results in 1994 (20 restaurants as of December 31, 1995). These sales increases were offset, in part, by decreases related to restaurants divested or closed and a decrease in sales of comparable restaurants for 1995. The breakdown of the increase in sales for 1995 is set forth below:

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


         Comparable restaurants as utilized in this calculation excludes restaurants previously identified for divestment and Chi-Chi's operations for January 1995. Sales for comparable restaurants of $892,264,000 for 1995 decreased by $54,274,000 or 5.7% as compared to 1994. This comparable sales decrease reflects decreases in both the Family Restaurant Division and Mexican Restaurant Division. The comparable sales decrease was due to an increasingly competitive operating environment for restaurants, particularly effective promotional activities during the first quarter of 1994, and in the case of the Family Restaurant Division (which operates primarily in California), new California smoking legislation effective on January 1, 1995. The comparable sales decrease in the Mexican Restaurant Division was primarily due to Chi-Chi's.

         Product cost of $322,194,000 for 1995 increased by $9,597,000 or 3.1%
as compared to 1994. This increase primarily reflects Chi-Chi's product cost for January 1995 for which there was no comparable cost in 1994 due to the timing of the Chi-Chi's Merger on January 27, 1994. Also contributing to the increased product cost were higher food costs, primarily due to increased produce prices. As a percentage of sales, product cost increased from 28.1% in 1994 to 28.4% in 1995.

         Payroll and related costs of $419,185,000 for 1995 increased by $16,836,000 or 4.2% as compared to 1994. This increase reflects the impact of Chi-Chi's January 1995 costs as discussed previously and costs related to restaurants previously identified for divestment which were not included in the Company's results for 1994 but are included in the Company's operating results in 1995. As a percentage of sales, payroll and related costs increased from 36.1% in 1994 to 37.0% in 1995 due to the inclusion of the restaurants previously identified for divestment which generally have poorer margins as a result of lower sales volumes and the impact of declining comparable restaurant sales which puts pressure on operating margins.

         Occupancy and other expenses of $275,164,000 for 1995 increased by $18,305,000 or 7.1% as compared to 1994. This increase reflects the impact of the same factors affecting payroll and related costs discussed above and increased media spending. As a percentage of sales, occupancy and other operating expenses increased from 23.1% in 1994 to 24.3% in 1995 due to the same factors.

         General and administrative expenses of $56,245,000 for 1995 increased by $3,115,000 or 5.9% as compared to 1994, primarily due to (i) the inclusion of Chi-Chi's general and administrative expenses for January 1995, which were not included for 1994, (ii) severance and related costs resulting from corporate staff reductions, (iii) a reduction in foreign license fee income and (iv) increased training costs in the Mexican Restaurant Division. Also affecting the overall increase were certain income items that contributed to offsetting these expenses in 1994 such as the reversal of corporate bonus accruals, proceeds from a legal settlement and a note receivable settlement that did not occur in 1995. This increase was offset, in part, by the termination of certain forward exchange contracts resulting in a realized gain which is included as a reduction to general and administrative expenses. As a percentage of sales, general and administrative expenses increased from 4.8% in 1994 to 5.0% in 1995, primarily as a result of the preceding factors.

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

ACCOUNTING PRONOUNCEMENTS

         In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which generally requires the assessment of certain long-lived assets for possible impairment when events or circumstances indicate the carrying value of these assets may not be recoverable. The effect of the adoption of this statement was not material to the Company's financial position or results of operations.

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

         Statement of Position 94-6 ("SOP 94-6"), "Disclosure of Certain Significant Risks and Uncertainties," was issued in December 1994. SOP 94-6 requires disclosure about certain risks and uncertainties that could significantly affect the amounts reported in an entity's financial statements in the near term and relate to: the nature of operations, the necessary use of estimates in the preparation of financial statements and significant concentrations in certain aspects of the entity's operations. SOP 94-6 is applicable to financial statements of both public and non-public companies, but does not cover governmental entities. SOP 94-6 was effective for financial statements issued for fiscal years ending after December 15, 1995. The Company has included SOP 94-6 related disclosures in the Consolidated Financial Statements.

SELECTED OPERATING DATA

         The following table sets forth certain information regarding the Company, its ongoing operations and the various operations divested in 1996. The table includes information with respect to total ongoing operations of the El Torito and the Chi-Chi's restaurants and the divested operations of the Family Restaurant Division and the traditional dinnerhouse restaurants.

                                               Fiscal Year Ended
                                         -------------------------------
                                         December 29,       December 31,
                                            1996                1995
                                         -----------         -----------
                                                ($ in thousands)
Ongoing Operations (a)
Restaurants Open at End of Period:
  Owned/operated                                 281                 300
  Franchised and Licensed                         25                  25
Sales                                    $   497,531         $   578,609
Divisional EBITDA (b)                          7,678               3,053
Percentage increase (decrease)
  in comparable restaurant sales                (8.6)%              (7.9)%

Divested Operations (c)
Restaurants Open at End of Period:
  Owned/operated                                  --                 370
  Franchised and Licensed                         --                 257
Sales                                    $   226,698         $   555,750
Divisional EBITDA (b)                         18,877              61,831

Total Company
Restaurants Open at End of Period:
  Owned/operated                                 281                 670
  Franchised and Licensed                         25                 282
Sales                                    $   724,229         $ 1,134,359
EBITDA (d)                                    26,842              61,571

-----------------

(a)  Ongoing Operations includes the El Torito and Chi-Chi's restaurants.

(b) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before gain (loss) on disposition of properties, unallocated corporate overhead in 1995, interest, taxes, depreciation and amortization.

(c) Divested Operations in 1996 includes the results of the Family Restaurant Division until it was divested on May 23, 1996 and the traditional dinnerhouse restaurants which were divested by year-end 1996.

(d) EBITDA is defined as earnings (loss) before gain (loss) on disposition of properties, provision for divestitures and write down of long-lived assets, interest, taxes, depreciation and amortization. The Company has included information concerning EBITDA herein because it under-stands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

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

         During 1996 and 1995, the effects of inflation did not have a significant impact on the Company's results of operations.

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


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Index to Financial Statements on page F-1.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the current Directors and executive officers of the Company:

      Name                      Age     Position With Company
      ----                      ---     ---------------------

Peter P. Copses                 38   Director
David B. Kaplan                 29   Director
Antony P. Ressler               36   Director
Kevin S. Relyea                 42   President, Chief Executive Officer
                                       and a Director
William D. Burt                 44   Executive Vice President, President
                                       of El Torito Restaurants, Inc.
Roger K. Chamness               44   Executive Vice President, President
                                       of Chi-Chi's, Inc.
Robert T. Trebing, Jr.          47   Senior Vice President and Chief
                                       Financial Officer
Michael E. Malanga              43   Senior Vice President, Corporate
                                       Development
Gayle A. DeBrosse               39   Senior Vice President, Quality
                                       Assurance and Product Safety,
                                       Purchasing and Distribution,
                                       Public Affairs
Todd E. Doyle                   35   Vice President, General Counsel and
                                       Secretary
Janie M. Bereczky               41   Vice President, Taxes

         Mr. Copses serves as a Director of the Company. Since 1990, Mr. Copses has been a principal of Apollo Advisors, L.P. ("Apollo Advisors") which, together with an affiliate, serves as managing general partner of Apollo Investment Fund, L.P. ("AIF"), AIF II, L.P. ("AIF II") and Apollo Investment Fund III, L.P., private securities investment funds, and of Lion Advisors, L.P. ("Lion Advisors"), which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. AIF II is the general partner of Apollo. Mr. Copses is also a director of Dominick's Finer Foods, Inc., Food 4 Less Holdings, Inc. and Zale Corporation.

         Mr. Kaplan serves as a Director of the Company. Since 1991, Mr. Kaplan has been associated with and is a limited partner of Apollo Advisors. Prior to 1991, Mr. Kaplan was a member of the Investment Banking Department of Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Kaplan is a director of BDK Holdings, Inc., Dominick's Finer Foods, Inc. and PRI Holdings, Inc.

         Mr. Ressler serves as a Director of the Company. In 1990, Mr. Ressler was one of the founding principals of Apollo Advisors. Mr. Ressler is also a director of Dominick's Finer Foods, Inc., United International Holdings, Inc., PRI Holdings, Inc. and Vail Resorts, Inc.

         Mr. Relyea serves as President, Chief Executive Officer and a Director of the Company. He joined the Company in January 1994 as Executive Vice President and President of the Family Restaurant Division. From 1988 to January 1994, Mr. Relyea had been Regional Vice President of Jack In The Box Operations for Foodmaker. Mr. Relyea received an M.B.A. from Pepperdine University in 1988.

         Mr. Burt serves as Executive Vice President and President of El Torito. He joined the Company on April 8, 1996 in this position. Prior to joining the Company, Mr. Burt was the Vice President of Operations at the Krystal Company from 1995 to 1996, and an Executive Vice President at Taco Cabana from 1994 to 1995. Prior to 1994, Mr. Burt spent 23 years with Foodmaker. Mr. Burt received his M.B.A. from Pepperdine University in 1988.

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

         Ms. DeBrosse serves as a Senior Vice President, Quality Assurance and Product Safety, Purchasing and Distribution, Public Affairs. She joined the Company in December 1994. Prior to joining the Company, she was Director of Product Development and Continuous Improvement at Taco Bell and Director, Research and Development for Flagstar. Ms. DeBrosse received a B.S. in Nutritional Sciences from Arizona State University in 1979 and an M.S. in Agribusiness with Emphasis in Food Science, Quality Assurance and Food Chemistry from Arizona State University in 1982.

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

         In connection with the change in control of the Company, which occurred on November 20, 1995, Jackson W. Goodall, Jr., Charles W. Duddles and Edward Gibbons (the three members of the Board nominated by Foodmaker) and Leonard I. Green and Jonathan D. Sokoloff (the two members of the Board nominated by GEI) resigned from the Board and from each other position, if any, held with the Company or its subsidiaries. In addition, John H. Kissick resigned from the Board and from each other position, if any, held with the Company or its subsidiaries on January 15, 1996, Kevin S. Relyea was added as a member of the Board on December 5, 1995 and David B. Kaplan was added as a member of the Board on December 16, 1996.


Item 11. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

         Summarized below are the principal components of compensation of the individual serving as the Company's Chief Executive Officer ("CEO") during fiscal year 1996 and the four most highly compensated executive officers other than the CEO for each of the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                               OTHER ANNUAL      ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR      SALARY($)      BONUS($)       COMPENSATION($) COMPENSATION($)(a)
---------------------------           ----      ---------      --------       --------------- ------------------
Kevin S. Relyea,                      1996       390,385     1,172,057 (b)         0 (c)         20,319 (d)
  President and Chief Executive       1995       312,727       149,520             0 (c)            918
  Officer                             1994       208,589             0             0 (c)            242

Kenneth R. Bell,                      1996(e)    118,876       339,239 (f)         0 (c)          7,661 (g)
  Vice President, New Concept         1995       160,937        37,719             0 (c)          1,498
  Development                         1994       148,719             0             0 (c)          1,152

William D. Burt,                      1996(e)    159,635       180,000 (h)         0 (c)         88,584 (i)
  Executive Vice President

Roger K. Chamness,                    1996       256,940       590,856 (j)         0 (c)         72,940 (k)
  Executive Vice President            1995       153,086        40,357             0 (c)            493
                                      1994       129,325             0             0 (c)            408

Robert T. Trebing, Jr.,               1996       174,806       287,031 (l)         0 (c)          7,020 (m)
  Senior Vice President and           1995       150,459        43,973             0 (c)            858
  Chief Financial Officer             1994       132,520             0             0 (c)            696

------------------

(a) Unless otherwise indicated, amounts shown represent the value of term life insurance premiums paid by the Company.

(b) Mr. Relyea received $320,000 pursuant to the Company's 1996 Management Incentive Compensation Plan bonus program; $548,461 pursuant to the Company's Divestiture Bonus Plan; and $303,596 in connection with the cancellation of Mr. Relyea's stock purchase loan with the Company.

(c) Aggregate Amount of Other Annual Compensation is the lessor of: (i) $50,000; or (ii) 10% of the total of annual salary and bonus and therefore not reported.

(d) Mr. Relyea received $913 representing the imputed value of life insurance provided by the Company, $12,000 representing the value of automobile benefits, $4,174 representing the benefit of the Company's Field Management Presidents' Club Cruise, and $3,232 representing the Company's matching funds under its Deferred Compensation Plan.

(e) The amounts set forth in the table for fiscal 1996 for Messrs. Bell and Burt represent less than a full year's compensation. Mr. Bell was not employed by the Company during the period from May 24, 1996 to September 23, 1996. Mr. Burt joined the Company on April 8, 1996.

(f) Mr. Bell received $85,908 pursuant to the Company's 1996 Management Incentive Compensation Plan bonus program; $172,373 pursuant to the Company's Divestiture Bonus Plan; and $80,958 in connection with the cancellation of Mr. Bell's stock purchase loan with the Company.

(g) Mr. Bell received $2,159 representing the value of automobile benefits and $5,502 representing the benefit of the Company's Field Management Presidents' Club Cruise.

(h) Represents bonus earned pursuant to the Company's 1996 Management Incentive Compensation Plan bonus program.

(i) Mr. Burt received $577 representing the imputed value of life insurance provided by the Company, $9,000 representing the value of automobile benefits, $77,762 representing relocation expenses, and $1,245 representing the Company's matching funds under its Deferred Compensation Plan.

(j) Mr. Chamness received $220,000 pursuant to the Company's 1996 Management Incentive Compensation Plan bonus program; $241,323 pursuant to the Company's Divestiture Bonus Plan; and $129,533 in connection with the cancellation of Mr. Chamness' stock purchase loan with the Company.

(k) Mr. Chamness received $865 representing the imputed value of life insurance provided by the Company, $1,600 representing the value of automobile benefits, $68,358 representing relocation expenses, and $2,117 representing the Company's matching funds under its Deferred Compensation Plan.

(l) Mr. Trebing received $87,500 pursuant to the Company's 1996 Management Incentive Compensation Plan bonus program; $134,765 pursuant to the Company's Divestiture Bonus Plan; and $64,766 in connection with the cancellation of Mr. Trebing's stock purchase loan with the Company.

(m) Mr. Trebing received $1,020 representing the imputed value of life insurance provided by the Company and $6,000 representing the value of automobile benefits.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         Pursuant to the terms of the Company's Severance Plan, employees, exclusive of Messrs. Relyea, Burt and Chamness, are entitled to receive benefits of no more than 52 weeks base salary upon certain events of termination. Severance benefits for Messrs. Relyea, Burt and Chamness are governed by their respective employment agreements, which agreements are described below. The maximum salary severance benefits for Messrs. Relyea, Burt and Chamness are one year from the date of termination or the remaining period of employment under their respective employment agreements, whichever is greater. In addition, upon the occurrence of certain events constituting a change of control, the holders of stock options, including the executive officers named above, shall be entitled to receive cash equal to the difference between the price per share paid in connection with such change of control and the exercise price of the underlying option.

         The Company's President and Chief Executive Officer, Kevin S. Relyea, entered into an Employment Agreement with the Company on January 1, 1996 for the period from January 1, 1996 though January 1, 1999, providing for annual compensation of not less than $400,000, to increase to $500,000 upon the attainment of $40,000,000 in Company EBITDA, and other periodic increases as determined by the Company's Board.

         The Company's Executive Vice President and the President of Chi-Chi's, Roger K. Chamness, entered into an Employment Agreement with the Company on March 1, 1996 for the period from March 1, 1996 through March 1, 1999, providing for annual compensation of not less than $275,000 and periodic increases as determined by the Company's Board.

         The Company's Executive Vice President and El Torito's President, William D. Burt, entered into an Employment Agreement with the Company on April 8, 1996 for the period from April 8, 1996 through April 8, 1999, providing for annual compensation of not less than $225,000 and periodic increases as determined by the Company's Board.

         The employment agreements with each of Messrs. Relyea, Chamness and Burt also provide that during the terms thereof, such executives will participate in the Company's Management Incentive Compensation Plan, will be eligible to participate in the Company's VCU Plan (see discussion below) and will be entitled to participate in the Company's standard medical, dental, life, accident, disability, retirement plans, quality review privileges and similar plans as are generally available to executive employees of the Company from time to time.

         A new supplemental bonus plan was implemented on January 1, 1996 called the Value Creation Units Plan (the "VCU Plan"). The VCU Plan provides participants with a contingent financial incentive to contribute to the long-term success of the Company.

Payouts will be calculated based on the improvement in the Company's EBITDA between year-end 1995 and year-end 1998 and in proportion to the amount and type of Value Creation Units awarded to each participant. At December 29, 1996, there were 26 participants in the VCU Plan, including Kevin S. Relyea, William D. Burt, Roger K. Chamness and Robert T. Trebing, Jr.

         In connection with the Company's decision to pursue the sale of the Family Restaurant Division in January 1996, the Board adopted a Divestiture Bonus Plan for certain members of management (the "DBP"). The purpose of the DBP was to retain and reward key executives who would be required to assist with the sale of the Family Restaurant Division. The DBP provided certain key executives with a monetary bonus upon the consummation of the sale of the Family Restaurant Division (calculated as a percentage of the purchase price as defined in the DBP). Kevin S. Relyea, Roger K. Chamness, Robert T. Trebing, Jr. and Kenneth R. Bell received such a bonus upon the sale of the Family Restaurant Division to Flagstar in May 1996. The DBP is no longer in effect.

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

                                                    Common Stock
                                          --------------------------------
                                          Amount and Nature
                                            of Beneficial         Percent
                                             Ownership(a)         of Class
                                          -----------------       --------
Apollo FRI Partners, L.P.(b)                   798,878             82.77%(c)
  2 Manhattanville Rd.
  Purchase, NY 10577

Green Equity Investors, L.P.(d)                160,222             16.21%
  333 South Grand Avenue
  Suite 5400
  Los Angeles, CA 90071

Kevin S. Relyea                                 10,325              1.09%(e)
William D. Burt                                      0              (f)
Roger K. Chamness                                  800              (f)
Robert T. Trebing, Jr.                             400              (f)
Michael E. Malanga                                  62              (f)
Gayle A. DeBrosse                                    0              (f)
Todd E. Doyle                                       15              (f)
Janie M. Bereczky                                  220              (f)

All Executive Officers and
  Directors of the Company
  as a Group (11 persons)                       11,822              1.20%

----------

(a) All shares (other than shares held by Apollo and GEI) are subject to, and shall be voted in accordance with, the Shareholders' Agreement.

(b) The general partner of Apollo is AIF II. The managing general partner of AIF II is Apollo Advisors. The general partner of Apollo Advisors is Apollo Capital Management, Inc. ("Apollo Capital"). Messrs. Copses, Kaplan and Ressler are officers of Apollo Capital. The directors of Apollo Capital are Leon Black and John Hannan, each of whom is also an officer of Apollo Capital. Each of Messrs. Copses, Kaplan and Ressler and the directors of Apollo Capital disclaim beneficial ownership of any shares beneficially held by Apollo.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of December 1995, Apollo Advisors is entitled to $1,200,000 annually for providing post-Acquisition management consulting and financial planning services. During 1996, the Company accrued but did not pay any fees to Apollo Advisors under this arrangement. In November 1995, a similar consulting and planning arrangement with LGP for $600,000 annually was terminated.

         On the Closing Date, the Company entered into the Shareholders' Agreement and a Registration Rights Agreement with Apollo, GEI and Foodmaker. The Shareholders' Agreement was terminated as between Apollo, GEI, Foodmaker and the Company in connection with the Exchange Agreements. See "Business--Change in Control."

         The Company loaned $150,000 to Mr. Relyea (evidenced by recourse notes which bore interest at a rate of 7% per annum and were due on May 31, 1999) in connection with his purchase of Common Stock. In July 1996, the loan to Mr. Relyea was cancelled which resulted in additional income to Mr. Relyea. See "--Directors and Executive Officers," "Executive Compensation" and "BUSINESS--The Acquisition."

         The Company loaned $64,000 to Mr. Chamness (evidenced by recourse notes which bore interest at a rate of 7% per annum and were due on May 19, 1999) in connection with his purchase of Common Stock. In July 1996, the loan to Mr. Chamness was cancelled which resulted in additional income to Mr. Chamness. See "--Directors and Executive Officers," "Executive Compensation" and "BUSINESS--The Acquisition."

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


        (2) Financial Statement Schedule

            Schedule II - Valuation and qualifying accounts                S-1


        (3) Exhibits

            2(a) Stock Purchase Agreement dated as of March 1, 1996 by and among Family Restaurants, Inc., Flagstar Companies, Inc., Flagstar Corporation and FRD Acquisition Co. (Filed as Exhibit 2.1 to the Company's Form 10-Q filed with the SEC on May 15, 1996.)

            3(a)         Fourth Restated Certificate of
                         Incorporation of the Company. (Filed as
                         Exhibit 4.1 to the Company's Form S-8
                         filed with the SEC on March 23, 1994.)

            3(b)         Bylaws of the Company. (Filed as Exhibit
                         4.2 to the Company's Form S-8 filed with the SEC on March 23, 1994.)

            4(a)         Indenture Dated as of January 27, 1994
                         Re: $300,000,000 9-3/4% Senior Notes Due
                         2002. (Filed as Exhibit 4(a) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

            4(b)         Indenture Dated as of January 27, 1994
                         Re: $150,000,000 10-7/8% Senior
                         Subordinated Discount Notes Due 2004.
                         (Filed as Exhibit 4(b) to the Company's
                         Form 10-K filed with the SEC on March 28,
                         1994.)

            4(c) First Supplemental Indenture, dated as of July 3, 1996, between the Registrant and IBJ Schroder Bank & Trust Company, a New York Banking corporation, as Trustee. (Filed as Exhibit 10.1 to the Company's

                                        Form 8-K filed with the SEC on July 9,
                                       1996.)

                          4(d) First Supplemental Indenture, dated as of July 3, 1996, between the Registrant and Fleet National Bank, as successor by merger to Fleet National Bank of Massachusetts, formerly known as Shawmut Bank, N.A., as Trustee. (Filed as Exhibit
                                       10.2 to the Company's Form 8-K filed with the SEC on July 9, 1996.)

                          9 Shareholders' Agreement, dated as of January 27, 1994, among the Company and certain of its Shareholders. (Filed as Exhibit 4.3 to the Company's Form S-8 filed with the SEC on March 23, 1994.)

                          10(a) The Company's 1994 Incentive Stock Option Plan. (Filed as Exhibit 10(g) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                          10(b)        The Company's Deferred Compensation Plan.
                                       (Filed as Exhibit 10(k) to the Company's
                                       Form 10-K filed with the SEC on March 27,
                                       1995.)

                          10(c)        The Company's Severance Plan. (Filed as
                                       Exhibit 10(m) to the Company's Form 10-K filed with the SEC on March 27, 1995.)

                          10(d) Restated and Expanded Distribution Agreement, dated as of May 4, 1993 by and between Marriott Corporation and the Company. (Filed as Exhibit 10(d) to the Company's Form 10-Q filed with the SEC for the Quarter ended March 29, 1993.)

                          10(e) Amendment No. 1, dated October 15, 1993, to Restated and Expanded Distribution Agreement between the Company and Marriott Corporation. (Filed as Exhibit 10(l) to the Company's Form S-1 filed with the SEC on November 1, 1993.)

                          10(f) Form of Management Stock Subscription Agreement of the Company. (Filed as Exhibit 10(bb) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                          10(g) Form of Management Pledge Agreement of the Company. (Filed as Exhibit 10(cc) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                          10(h) Management Services Agreement, dated as of January 27, 1994, by and between the Company and Apollo Advisors, L.P. (Filed as Exhibit 10(ff) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                          10(i) Management Services Agreement, dated as of January 27, 1994, by and between the Company and Leonard Green & Partners, L.P. (Filed as Exhibit 10(gg) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                          10(j) Lease Indemnification Agreement, dated as of January 27, 1994, by and between the Company and W. R. Grace & Co.-Conn. (Filed as Exhibit 10(ii) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                          10(k) Distribution Agreement, dated as of October 4, 1993, by and between Foodmaker, Inc. and Chi-Chi's, Inc. (Filed as Exhibit 10(jj) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                          10(l) Tax Sharing Agreement, dated as of January 27, 1994, by and among the Company, Foodmaker, Inc. and Chi-Chi's, Inc. (Filed as Exhibit 10(ll) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                          10(m) Registration Rights Agreement, dated as of January 27, 1994, by and among the Company and certain of its shareholders. (Filed as Exhibit 10(mm) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                          10(n) Agreement, dated as of January 5, 1996, by and between Kevin S. Relyea and the Company. (Filed as Exhibit 10(w) to the Company's Form 10-K filed with the SEC on April 1, 1996.)

                          10(o) Separation Agreement and General Release, dated as of December 5, 1995, by and between Barry E. Krantz and the Company. (Filed as Exhibit 10(x) to the Company's Form 10-K filed with the SEC on April 1, 1996.)

                          10(p) Separation Agreement and General Release, dated as of September 1, 1995, by and between Patricia K. Johnson and the Company. (Filed as Exhibit 10(y) to the

                                       Company's Form 10-K filed with the SEC on April 1, 1996.)

                          10(q) Family Restaurants, Inc. and FRI-MRD Corporation Value Creation Units Plan and Sample Value Creation Units Agreement. (Filed as Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on November 13, 1996.)

                          *10(r) The Company's 1996 Management Incentive Compensation Plan Description.

                          *10(s) Termination of Management Services Agreement between Leonard Green & Associates, L.P. and the Company, dated as of November 20, 1995.

                          *10(t) Employment Agreement, dated as of January 1, 1996 by and between Kevin S. Relyea and the Company.

                          *10(u) Employment Agreement, dated as of March 1, 1996 by and between Roger K. Chamness and the Company.

                          *10(v) Employment Agreement, dated as of April 8, 1996, by and between William D. Burt and the Company.

                          *10(w) Loan and Security Agreement, dated as of January 10, 1997, between Foothill Capital Corporation and the Company and its subsidiaries named therein.

                          *10(x) General Continuing Guarantee, dated as of January 10, 1997, by the Company in favor of Foothill Capital Corporation.

                          *10(y) Form of subsidiary General Continuing Guarantee, dated as of January 10, 1997.

                          *10(z) Security Agreement, dated as of January 10, 1997, between Foothill Capital Corporation and the Company.

                          *10(aa) Form of subsidiary Security Agreement, dated as of January 10, 1997, between Foothill Capital Corporation and the subsidiary named therein.

                          *10(bb) Stock Pledge Agreement, dated as of January 10, 1997, between the Company and Foothill Capital Corporation.

                          *10(cc)      Form of subsidiary Stock Pledge
                                       Agreement, dated as of January 10, 1997, between the subsidiary named therein and Foothill Capital Corporation.

                          *10(dd) Trademark Security Agreement, dated as of January 10, 1997, by Chi-Chi's, Inc. in favor of Foothill Capital Corporation.

                          *10(ee) Trademark Security Agreement, dated as of January 10, 1997, by El Torito Restaurants, Inc. in favor of Foothill Capital Corporation.

                          *10(ff) The Company's Divestiture Bonus Plan for Key Management, dated January 9, 1996.

                          *21(a)       List of Subsidiaries.

                          *21(b)       Names Under Which Subsidiaries Do
                                       Business.

                          *23(a)       Consent of KPMG Peat Marwick LLP.

                          *27          Financial Data Schedule.

                          99(a) Press Release, dated May 23, 1996. (Filed as Exhibit 99.1 to the Company's Form 8-K filed with the SEC on May 30, 1996.)

                          99(b) Press Release, dated July 3, 1996. (Filed as Exhibit 99.1 to the Company's Form 8-K filed with the SEC on July 9, 1996.)

        (b)       Reports on Form 8-K

                  None.


----------

*       Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FAMILY RESTAURANTS, INC.



By /S/ Robert T. Trebing Jr.                  March 31, 1997
   --------------------------               ----------------
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


   Signature                         Title                         Date
   ---------                         -----                         ----
                             Director, President and
                          Chief Executive Officer
                              (Principal Executive
/S/ Kevin S. Relyea                 Officer)                   March 31, 1997
----------------------
Kevin S. Relyea



/S/ Peter P. Copses                 Director                   March 31, 1997
----------------------
Peter P. Copses


/S/ David B. Kaplan                 Director                   March 31, 1997
----------------------
David B. Kaplan


/S/ Antony P. Ressler               Director                   March 31, 1997
----------------------
Antony P. Ressler

                            Senior Vice President and
                             Chief Financial Officer
                            (Principal Financial and
/S/ Robert T. Trebing, Jr.     Accounting Officer)             March 31, 1997
--------------------------
Robert T. Trebing, Jr.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to
Section 12 of the Act

         No annual report covering the registrant's last fiscal year has been or will be sent to security holders, other than a copy of this Annual Report on Form 10-K.

         No proxy statement, form of proxy or other proxy solicitation materials with respect to any annual or other meeting of security holders were sent in 1996, and none will be sent with respect to 1996, to security holders.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
Family Restaurants, Inc.
         Independent Auditors' Report                                  F-2
         Consolidated Balance Sheets as of December 29, 1996
           and December 31, 1995                                       F-3
         Consolidated Statements of Operations for the Years
               Ended December 29, 1996 and December 31, 1995,
               the Eleven Months Ended December 25, 1994 and
               the One Month Ended January 26, 1994                    F-4
         Consolidated Statements of Common Stockholders'
               Equity (Deficit) for the Years Ended December 29,
               1996 and December 31, 1995, the Eleven Months
               Ended December 25, 1994 and the One Month Ended
               January 26, 1994                                        F-5
         Consolidated Statements of Cash Flows for the
               Years Ended December 29, 1996 and December 31,
               1995, the Eleven Months Ended December 25,
               1994 and the One Month Ended January 26, 1994           F-6
         Notes to Consolidated Financial Statements                    F-8

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Family Restaurants, Inc.:

               We have audited the accompanying consolidated balance sheets of Family Restaurants, Inc. and its subsidiaries as of December 29, 1996 and December 31, 1995, and the related consolidated statements of operations, common stockholders' equity (deficit) and cash flows for the years ended December 29, 1996 and December 31, 1995, the eleven months ended December 25, 1994 (Successor Company) and the one month ended January 26, 1994 (Predecessor Company). In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Family Restaurants, Inc. and its subsidiaries at December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for the years ended December 29, 1996 and December 31, 1995, the eleven months ended December 25, 1994 (Successor Company) and the one month ended January 26, 1994 (Predecessor Company) in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

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

Orange County, California
March 7, 1997

                            FAMILY RESTAURANTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                         Successor Company
                                                    ---------------------------
                                                    December 29,   December 31,
                                                        1996            1995
                                                     ---------        ---------
                   ASSETS
Current assets:
  Cash and cash equivalents                          $  35,244        $   8,370
  Receivables                                            5,043            8,172
  Inventories                                            4,537            5,645
  Other current assets                                   3,012            4,813
  Property held for sale                                   200          240,077
                                                     ---------        ---------
    Total current assets                                48,036          267,077

Property and equipment, net                            196,872          207,223
Reorganization value in excess of amounts
  allocable to identifiable assets, net                 37,930           39,332
Other assets                                            26,192           37,638
                                                     ---------        ---------
                                                     $ 309,030        $ 551,270
                                                     =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Loan payable to banks                              $       0        $  79,815
  Current portion of long-term debt, including
    capitalized lease obligations                        3,927            3,046
  Accounts payable                                      20,424           22,400
  Self-insurance reserves                               34,972           35,488
  Other accrued liabilities                             70,696           78,319
  Income taxes payable                                   3,541            2,895
                                                     ---------        ---------
    Total current liabilities                          133,560          221,963

Other long-term liabilities                              4,746            5,680
Long-term debt, including capitalized lease
  obligations, less current portion                    165,325          455,203
Stockholders' equity (deficit):
  Common stock - authorized 1,500,000 shares,
    par value $.01, 997,277 shares issued                   10               10
  Additional paid-in capital                           157,317          158,251
  Notes receivable from stockholders                         0             (869)
  Accumulated deficit                                 (150,545)        (287,585)
  Less treasury stock, at cost (8,992 shares)           (1,383)          (1,383)
                                                     ---------        ---------
    Total stockholders' equity (deficit)                 5,399         (131,576)
                                                     ---------        ---------
                                                     $ 309,030        $ 551,270
                                                     =========        =========

See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share
                             and shares outstanding)

                                                                                        Predecessor
                                                   Successor Company                      Company
                                         ---------------------------------------------   ----------
                                                                         Eleven Months   One Month
                                               For the Year Ended           Ended          Ended
                                         -----------------------------
                                         December 29,     December 31,    December 25,   January 26,
                                              1996            1995            1994           1994
                                          -----------     -----------     ------------     ---------
Sales                                     $   724,229     $ 1,134,359     $  1,048,674     $  64,741
                                          -----------     -----------     ------------     ---------
Product cost                                  200,379         322,194          293,413        19,184
Payroll and related costs                     273,536         419,185          377,569        24,780
Occupancy and other operating expenses        181,730         275,164          243,147        13,712
Depreciation and amortization                  34,475          57,836           48,646         2,800
General and administrative expenses            41,742          56,245           49,059         4,071
Loss (gain) on disposition of
  properties, net                               8,600          12,067            5,685           (12)
Provision for divestitures and
  write-down of long-lived assets                   0          44,500          144,780             0
Restructuring costs                             6,546           4,392                0             0
                                          -----------     -----------     ------------     ---------
  Total costs and expenses                    747,008       1,191,583        1,162,299        64,535
                                          -----------     -----------     ------------     ---------
Operating income (loss)                       (22,779)        (57,224)        (113,625)          206
Interest expense, net                          36,725          65,277           51,419         4,097
Gain on sale of division                       62,601               0                0             0
                                          -----------     -----------     ------------     ---------
Income (loss) before reorganization
  items, income tax provision and
  extraordinary item                            3,097        (122,501)        (165,044)       (3,891)
                                          -----------     -----------     ------------     ---------
Reorganization items:
  Professional fees                                 0               0                0        (4,250)
  Payment to Grace                                  0               0                0       (15,000)
  Other                                             0               0                0        (3,029)
  Fresh start adjustment                            0               0                0       501,706
                                          -----------     -----------     ------------     ---------
    Total reorganization items                      0               0                0       479,427
                                          -----------     -----------     ------------     ---------
Income (loss) before income tax
  provision and extraordinary item              3,097        (122,501)        (165,044)      475,536

Income tax provision                              890           1,208            1,773            55
                                          -----------     -----------     ------------     ---------
Income (loss) before extraordinary
  item                                          2,207        (123,709)        (166,817)      475,481

Extraordinary gain on extinguishment
  of debt                                     134,833               0            2,941        72,561
                                          -----------     -----------     ------------     ---------
Net income (loss)                             137,040        (123,709)        (163,876)      548,042

Preferred dividends                                 0               0                0        (1,698)
                                          -----------     -----------     ------------     ---------
Net income (loss) attributable to
  common shares                           $   137,040     $  (123,709)    $   (163,876)    $ 546,344
                                          ===========     ===========     ============     =========
Net income (loss) per common share:

  Net income (loss) before
    extraordinary item                    $      2.23     $   (124.75)    $    (168.55)
  Extraordinary item                           136.43            0.00             2.97
                                          -----------     -----------     ------------
  Net income (loss) attributable
    to common shares                      $    138.66     $   (124.75)    $    (165.58)
                                          ===========     ===========     ============
Weighted average common shares
  outstanding                                 988,285         991,650          989,683
                                          ===========     ===========     ============


Net income per common share for the Predecessor Company is not meaningful due to debt discharge, the issuance of new common stock and fresh start reporting.

          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)

           FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 29, 1996
                                 (in thousands)

                                                              Notes
                                Class D          Additional Receivable                Treasury
                                 Common  Common   Paid-in   from Stock- Accumulated     Stock,
                                 Stock   Stock    Capital     holders     Deficit      at Cost       Total
                                 -----   -----    -------     -------     -------      -------       -----
Balance at December 26, 1993       $4      $ 0    $ 23,481    $     0    $(415,066)    $   (57)     $(391,638)

  Net income - one month ended
    January 26, 1994                0        0           0          0      548,042           0        548,042

  Fresh start adjustments:
    Cancellation of former
      equity                       (4)       0     (23,481)         0     (132,976)         57       (156,404)
    Issuance of new equity          0       10     159,554     (2,947)           0           0        156,617

  Net loss - eleven months ended
    December 25, 1994               0        0           0          0     (163,876)          0       (163,876)
                                   --      ---    --------    -------    ---------     -------      ---------
Balance at December 25, 1994        0       10     159,554     (2,947)    (163,876)          0         (7,259)
  Net loss                          0        0           0          0     (123,709)          0       (123,709)
  Payments and cancellation
    of notes receivable from
    stockholders                    0        0      (1,303)     2,078            0           0            775
  Purchase of treasury stock        0        0           0          0            0      (1,383)        (1,383)
                                   --      ---    --------    -------    ---------     -------      ---------
Balance at December 31, 1995        0       10     158,251       (869)    (287,585)     (1,383)      (131,576)
  Net income                        0        0           0          0      137,040           0        137,040
  Cancellation of notes
    receivable from stockholders    0        0        (934)       869            0           0            (65)
                                   --      ---    --------    -------    ---------     -------      ---------
Balance at December 29, 1996       $0      $10    $157,317    $     0    $(150,545)    $(1,383)     $   5,399
                                   ==      ===    ========    =======    =========     =======      =========

          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                          Predecessor
                                                                        Successor Company                   Company
                                                          ---------------------------------------------   -----------
                                                                                         Eleven Months    One Month
                                                               For the Year Ended             Ended         Ended
                                                          -----------------------------
                                                          December 29,     December 31,    December 25,   January 26,
                                                               1996            1995            1994           1994
                                                          ------------     ------------    ------------   -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
  Cash received from customers                            $    727,849     $  1,133,206    $  1,049,483   $    65,257
  Cash received from franchisees and licensees                   2,762            7,897           7,308            84
  Cash paid to suppliers and employees                        (713,436)      (1,084,758)     (1,000,332)      (59,729)
  Interest received                                              4,176              266             400           136
  Interest paid                                                (38,392)         (45,198)        (28,153)         (877)
  Restructuring costs                                           (6,546)          (4,392)              0             0
  Income taxes received (paid)                                    (244)            (938)           (926)          157
  Charges to reserve for divestitures                                0                0          (9,434)       (1,001)
                                                          ------------     ------------    ------------   -----------
    Net cash provided by (used in) operating
      activities before reorganization items                   (23,831)           6,083          18,346         4,027

  Reorganization items:
    Professional fees                                                0                0               0        (4,250)
    Payment to Grace                                                 0                0               0       (15,000)
    Other                                                            0                0               0        (3,029)
                                                          ------------     ------------    ------------   -----------
      Total reorganization items                                     0                0               0       (22,279)
                                                          ------------     ------------    ------------   -----------
    Net cash provided by (used in) operating
      activities                                               (23,831)           6,083          18,346       (18,252)
                                                          ------------     ------------    ------------   -----------
Cash flows from investing activities:
  Proceeds from disposal of property and equipment              25,115           20,425           6,524         1,588
  Proceeds from sale of FRD, net                               121,342                0               0             0
  Proceeds from sale of notes receivable, net                   32,116                0               0             0
  Acquisition of Chi-Chi's                                           0                0           2,478      (194,889)
  Capital expenditures                                          (9,848)         (38,022)        (65,618)         (779)
  Capitalized opening and conversion costs                        (235)          (2,155)         (2,166)          (21)
  Other                                                            (68)             137          (5,385)        1,491
                                                          ------------     ------------    ------------   -----------
    Net cash provided by (used in) investing
      activities                                               168,422          (19,615)        (64,167)     (192,610)
                                                          ------------     ------------    ------------   -----------
Cash flows from financing activities:
  Repurchases of notes                                         (32,513)               0               0             0
  Proceeds from issuance of Notes                                    0                0               0       409,046
  Proceeds from (repayment of) working capital
    borrowings, net                                            (79,815)          20,215          59,600             0
  Payment of notes payable to Marriott, net                          0                0         (21,828)      (10,969)
  Payment of loan payable to Grace                                   0                0               0        (2,900)
  Payment of debt issuance costs                                  (278)               0               0       (22,973)
  Reductions of long-term debt, including
    capitalized lease obligations                               (5,111)          (7,794)         (7,842)         (447)
  Cash settlement of liabilities subject to
    settlement under reorganization proceedings                      0                0               0      (279,055)
  Decrease in restricted cash and collateral
    deposit                                                          0            1,850              17        38,688
  Proceeds from issuance of common stock, net                        0                0           1,911        92,364
  Purchase of treasury stock                                         0           (1,383)              0             0
  Payments of notes receivable from stockholders                     0              775               0             0
                                                          ------------     ------------    ------------   -----------
    Net cash provided by (used in) financing
      activities                                              (117,717)          13,663          31,858       223,754
                                                          ------------     ------------    ------------   -----------
Net increase (decrease) in cash and cash
  equivalents                                                   26,874              131         (13,963)       12,892
Cash and cash equivalents at beginning of period                 8,370            8,239          22,202         9,310
                                                          ------------     ------------    ------------   -----------
Cash and cash equivalents at end of period                $     35,244     $      8,370    $      8,239   $    22,202
                                                          ============     ============    ============   ===========

                            FAMILY RESTAURANTS, INC.

                                 (in thousands)

                                                                                               Predecessor
                                                                 Successor Company                Company
                                                      ----------------------------------------   -----------
                                                                                 Eleven Months   One Month
                                                            For the Year Ended       Ended          Ended
                                                      ---------------------------
                                                      December 29,   December 31,  December 25,  January 26,
                                                          1996           1995         1994           1994
                                                       ---------      ---------     ---------      ---------
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities
Net income (loss)                                      $ 137,040      $(123,709)    $(163,876)     $ 548,042
                                                       ---------      ---------     ---------      ---------
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities net
  of effects of Chi-Chi's acquisition in 1994:
    Depreciation and amortization                         34,475         57,836        48,646          2,800
    Amortization of debt issuance costs                    2,125          6,726         3,006            215
    Loss (gain) on disposition of properties               8,600         12,067         5,685            (12)
    Charges to reserve for divestitures                        0              0        (9,434)        (1,001)
    Provision for divestitures and write-down
      of long-lived assets                                     0         44,500       144,780              0
    Fresh start adjustment                                     0              0             0       (501,706)
    Gain on sale of division                             (62,601)             0             0              0
    Extraordinary gain on extinguishment of debt        (134,833)             0        (2,941)       (72,561)
    Accretion of interest on Discount Notes                9,025         13,454        11,362              0
    Accrued interest on liabilities settled under
      bankruptcy proceedings                                   0              0             0          3,113
    Decrease in receivables                                1,661            708           697             54
    (Increase) decrease in inventories                     1,176          1,976          (552)           394
    (Increase) decrease in other current assets            2,890         (3,382)         (566)           358
    Increase (decrease) in accounts payable               (3,368)         1,403       (14,611)         1,096
    Increase (decrease) in self-insurance reserves          (382)         1,664         1,526           (386)
    Increase (decrease) in other accrued liabilities     (20,905)        (7,430)       (6,223)         1,130
    Increase in income taxes payable                       1,266            270           847            212
                                                       ---------      ---------     ---------      ---------
      Total adjustments                                 (160,871)       129,792       182,222       (566,294)
                                                       ---------      ---------     ---------      ---------
Net cash provided by (used in) operating
  activities                                           $ (23,831)     $   6,083     $  18,346      $ (18,252)
                                                       =========      =========     =========      =========

Supplemental schedule of investing activities:

The components of acquisition of Chi-Chi's in 1994 are as follows:

         Current assets                      $     (7,730)
         Property and equipment                  (153,731)
         Goodwill                                (149,376)
         Other assets                             (13,908)
         Current liabilities                       59,324
         Other long-term liabilities                5,975
         Long-term debt assumed                     4,694
         Issuance of common stock                  62,341
                                             ------------
                                             $   (192,411)
                                             ============

Supplemental schedule of noncash investing and financing activities:

See Note 9 for discussion of repurchases of the Notes.

Disclosure of accounting policy:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 29, 1996


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

               Family Restaurants, Inc. (together with its subsidiaries, the "Company") was incorporated in Delaware in 1986 and is primarily engaged in the operation of full-service restaurants through its subsidiaries. At December 29, 1996, the Company operated 281 restaurants in 30 states, with approximately 65% of its restaurants located in California, Ohio, Pennsylvania, Illinois, Michigan and Indiana. Additionally, as of December 29, 1996, the Company was the franchisor and licensor of two restaurants in the United States and 23 restaurants outside the United States.

               Reference to the "Predecessor Company" refers to The Restaurant Enterprises Group, Inc. and its consolidated subsidiaries (excluding Chi-Chi's) with respect to information relating to periods prior to January 27, 1994 included herein, and reference to the "Successor Company" refers to Family Restaurants, Inc. and its consolidated subsidiaries, giving effect to the Acquisition (as defined below), with respect to information about events occurring upon completion of or after the Acquisition.

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

               The accumulated deficit of the Predecessor Company was eliminated as required by fresh start reporting; additionally, the statement of operations for the one month ended January 26, 1994 reflects the effects of the forgiveness of debt resulting from confirmation of the Plan and the effects of adjustments to restate assets and liabilities to reflect the reorganization value of the Successor Company. As such, the consolidated balance sheets of the Company as of December 29, 1996 and December 31, 1995 and the accompanying consolidated statements of operations for the years ended December 29, 1996 and December 31, 1995 and the eleven months ended December 25, 1994 represent that of the Successor Company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods. The accompanying consolidated statement of operations for the one month ended January 26, 1994 represents that of the Predecessor Company, and therefore is not comparable.


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

               New Equity Investment. In January 1994, Apollo, GEI, Foodmaker and certain officers of the Company made a $154.7 million new equity investment (the "New Equity Investment") in the Company. Pursuant to the Acquisition Agreement, dated as of October 15, 1993, among the Company, Apollo, GEI, Foodmaker and Chi-Chi's (as amended, the "Acquisition Agreement"), Apollo purchased 40.0% of the Common Stock outstanding immediately following the Closing Date for $62.3 million in cash and GEI purchased 18.4% of the Common Stock outstanding immediately following the Closing Date for $28.8 million in cash. In addition, Foodmaker acquired 40.0% of the Common Stock outstanding immediately following the Closing Date, with a value of $62.3 million, in the Chi-Chi's Merger (described below).

               Chi-Chi's Merger. The Company acquired Chi-Chi's, a wholly-owned subsidiary of Foodmaker and the operator, directly or indirectly through its subsidiaries, or franchisor of 235 full-service Mexican restaurants, the largest chain of such restaurants in the United States based upon both number of restaurants and annual revenues. This acquisition was accounted for under the purchase method. The Chi-Chi's acquisition occurred through a merger of a newly-formed subsidiary of the Company with Chi-Chi's (the "Chi-Chi's Merger"). Pursuant to the Acquisition Agreement, Foodmaker received (i) $205.0 million in cash, less the principal amount of capital leases and the face amount of certain indebtedness of Chi-Chi's existing or assumed by the Company in connection with the Chi-Chi's Merger, (ii) 389,634 shares of Common Stock and (iii) a warrant to purchase, at an aggregate exercise price of $26.7 million, 10% of the Common Stock outstanding assuming the full exercise thereof (the "Warrant"). The Warrant expires on February 1, 1999.

               Employee Stock Purchase and Management Incentive Plan. In connection with the Acquisition, the Company adopted a new management incentive plan pursuant to which certain officers and employees of the Company were granted the right to purchase up to 40,900 shares of Common Stock (constituting up to 4.1% of the Common Stock outstanding immediately following such purchases) at $160 per share (the "Employee Stock Purchase"), the same per share price paid by Apollo and GEI in the New Equity Investment. The Employee Stock Purchase was consummated on the Closing Date with respect to certain officers (15,625 shares of Common Stock) and on May 19, 1994 and July 31, 1994 with respect to the other participants (22,552 shares of Common Stock). No more than fifty percent of the purchase price was authorized to be financed through interest-bearing recourse notes payable to the Company. In July 1996, the Company cancelled all such interest-bearing recourse notes. The Company has repurchased 8,992 shares of Common Stock at various prices due to employee terminations, leaving 29,185 shares currently owned by management stockholders and terminated employees. The individuals who purchased Common Stock were also granted options to purchase 20,822 shares of Common Stock in the future at an exercise price initially set at $160 per share. The Company also granted options to purchase approximately 30,000 shares of Common Stock to approximately 800 other employees. Approximately 44,500 options have expired due to terminations.

               Investment Agreement. W. R. Grace & Co.-Conn. ("Grace"), Western Family Restaurants, Inc., an affiliate of Grace which owned 74.6% of the Company's common stock, and the Company entered into an agreement as amended (the "Investment Agreement"), with Apollo REG, Co., GEI REG, Co. and FMI REG, Co. and Foodmaker. Under the Investment Agreement, among other things, the Company paid Grace $15.0 million on the Closing Date in consideration of Grace's undertaking to obtain written confirmation that although Grace would no longer hold an equity interest in the Company, the Company would continue to receive royalties under a license agreement through February 4, 2010. Grace also agreed to indemnify the Company against certain tax liabilities and with respect to certain previously divested leases.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Fiscal year

               The Company reports results of operations based on 52 or 53 week periods ending on the last Sunday in December. The fiscal years ended December 29, 1996 and December 25, 1994 included 52 weeks, and the fiscal year ended December 31, 1995 included 53 weeks.

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

Property held for sale

               Property held for sale is carried at the lower of its cost or its estimated fair value, less estimated selling costs.

Advertising

               Production costs of commercials and programming are charged to operations when aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred.

Franchise and license fees

               Initial franchise and license fees are recognized when all material services have been performed and conditions have been satisfied. Initial fees for the periods presented are insignificant. Monthly fees for all franchise and license arrangements are accrued as earned based on the respective monthly sales. Such fees totalled $2,802,000 for 1996, $6,036,000 for 1995, $6,006,000 for the eleven months ended December 25, 1994 (including Chi-Chi's fees subsequent to the Acquisition) and $546,000 for the one month ended January 26, 1994 and are included as an offset to general and administrative expenses.

               The Company previously hedged its foreign currency royalties through forward exchange contracts. These contracts reduced the exposure to currency movements affecting the royalty receivable. Each contract's duration typically ended when the receivable was expected to be paid. The future value of each contract and the related currency position were subject to off-setting market risk. On December 4, 1995, these contracts were terminated, resulting in a realized gain of $2,405,000, which is included as a reduction to general and administrative expenses in the consolidated financial statements.

Reorganization value and goodwill

               Reorganization value in excess of amounts allocable to identifiable assets is amortized using the straight-line method over 30 years. Goodwill related to the Chi-Chi's Merger was amortized using the straight-line method over 30 years through the fourth quarter of 1994 when the Company wrote off its remaining goodwill balance (see Note 7). Accumulated amortization of reorganization value amounted to $4,095,000 at December 29, 1996 and $13,018,000 at December 31, 1995. During 1995, the Company determined that an impairment of the portion of this asset related to its traditional dinnerhouse restaurants had occurred and wrote off $2,049,000.

Impairment of long-lived assets

               Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which generally requires the assessment of certain long-lived assets for possible impairment when events or circumstances indicate the carrying value of these assets may not be recoverable.

               The Company evaluates property and equipment for impairment by comparison of the carrying value of the assets to estimated undiscounted cash flows (before interest charges) expected to be generated by the asset over its estimated useful life. In addition, the Company's evaluation considers data such as continuity of personnel, changes in the operating environment, name identification, competitive information and market trends. Finally, the evaluation considers changes in management's strategic direction or market emphasis. When the foregoing considerations suggest that a deterioration of the financial condition of the Company or any of its assets has occurred, the Company measures the amount of an impairment, if any, based on the estimated fair value of each of its assets.

               During the third quarter of 1995, the Company closed seven Chi-Chi's restaurants and identified additional restaurants to be sold or having impaired asset value. Approximately 32 marginally profitable or unprofitable restaurants were offered for sale. In conjunction with this divestment program, the Company analyzed the carrying value of the Chi-Chi's long-lived assets to determine if any impairment had occurred. In connection with this analysis, the Company recorded a charge for divestitures and writedowns of long-lived assets of $41.9 million.

Income taxes

               The Company accounts for income taxes using the principles specified in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note 12).

Income (loss) per common share

               Income (loss) per common share for the Successor Company is computed based on the weighted average number of shares actually outstanding. The impact of the Warrant and outstanding options have not been included since the impact would be antidilutive for 1995 and 1994 and would not provide meaningful information in 1996 because the Company believes that neither the Warrant nor the outstanding options would be exercised at their current exercise prices.

Reclassifications

               Certain amounts as previously reported have been reclassified to conform to the 1996 presentation.

NOTE 4 - RECEIVABLES:

               A summary of receivables follows:

                                                             1996         1995
                                                               (in thousands)
               Trade, principally credit
                 cards                                      $2,027       $2,760
               License and franchise fees
                 and related receivables                       195        3,184
               Interest on FRD Notes                           370            0
               Notes receivable                                926        1,016
               Other                                         1,525        1,212
                                                            ------       ------
                                                            $5,043       $8,172
                                                            ======       ======

NOTE 5 - PROPERTY HELD FOR SALE:

               On March 1, 1996, the Company entered into a definitive agreement (the "Sale Agreement") to sell its family restaurant division which operated full-service family restaurants (the "Family Restaurant Division") to an indirect wholly-owned subsidiary of Flagstar Companies, Inc. ("Flagstar"). On May 23, 1996, the Company completed the sale of the Family Restaurant Division in exchange for $125 million cash, $150 million principal amount of 12-1/2% Senior Notes due in 2004 (the "FRD Notes"), and the assumption of $31.5 million of long-term debt, primarily consisting of capitalized lease obligations. Based on the subsequent completion of a closing balance sheet, the purchase price was increased and such increase was satisfied by the issuance of $6.9 million in additional FRD Notes. The Company recorded a gain of $62.6 million on the sale of the Family Restaurant Division, which gain included the effect of the increase in purchase price of $6.9 million discussed above. Cash proceeds from the sale were used to pay indebtedness outstanding under the Old Credit Facility (see Note 9) of $82 million. As of December 29, 1996, the Company had sold or exchanged $150.4 million aggregate principal amount of the FRD Notes. The remaining balance of $6.5 million is currently restricted in accordance with the sale agreement with Flagstar to secure potential future indemnity claims. The remaining FRD Notes are carried at their fair value which approximates their cost (see Note 8).

               During the fourth quarter of 1995, the Company determined that its traditional dinnerhouse restaurants would be held for sale. The net assets of these restaurants were written down to their estimated fair value (based in part on a previously received offer in late 1995), less estimated selling costs, of $12,908,000, resulting in a loss of $3,565,000 (including the write-off of reorganization value of $2,049,000 associated with these restaurants, which is included in loss (gain) on disposition of properties in the accompanying consolidated statement of operations for the year ended December 31, 1995). As of December 29, 1996, there was one remaining traditional dinnerhouse restaurant pending disposition with an estimated fair value, less estimated selling costs, of $200,000. During 1996, the net losses associated with the sale of the traditional dinnerhouse restaurants totalled $4,076,000, which is included in loss (gain) on disposition of properties in the accompanying consolidated statement of operations.

               As a result of these transactions, the assets and liabilities of the Family Restaurant Division and the traditional dinnerhouse restaurants were classified as property held for sale in the accompanying consolidated balance sheet as of December 31, 1995. The components of property held for sale are as follows (in thousands):

               Current assets                 $  9,716
               Property and equipment, net     166,187
               Reorganization value, net       149,315
               Other assets                      9,405
               Current liabilities             (67,842)
               Long-term debt                  (26,704)
                                              --------
                                              $240,077
                                              ========

               The following unaudited pro forma condensed consolidated statement of operations for the year ended December 29, 1996 presents pro forma operating results for the Company as if the sale of the Family Restaurant Division and related transactions had occurred as of the beginning of fiscal year 1996. The unaudited pro forma condensed consolidated statement of operations was prepared assuming the following events had occurred in connection with the sale of the Family Restaurant Division:

                   (i) the consummation of the sale of the Family Restaurant Division and related transactions,

                  (ii) the repayment of existing loans payable under the Old Credit Facility and related transactions and

                 (iii) the repurchase of $181.0 million aggregate principal amount of the Senior Notes and $119.1 million aggregate principal amount of the Discount Notes and related transactions.

               The pro forma unaudited adjustments represent the Company's determination of the necessary adjustments and are based upon certain assumptions the Company considers reasonable under the circumstances. The unaudited pro forma financial information presented herein does not purport to represent what the Company's results of operations would have been had such events occurred at the beginning of fiscal year 1996, or at the date indicated or to project the Company's results of operations in any future period.

               If the sale of the Family Restaurant Division had occurred as of the beginning of 1996, the results of operations would have been as follows for the year ended December 29, 1996 (in thousands except per share):

                                                      Family
                                                   Restaurants,
                                                   Inc. for the            Unaudited
                                                                    ------------------------
                                                     year ended            Pro Forma
                                                                    ------------------------
                                                   Dec. 29, 1996   Adjustments     Combined
                                                  --------------    ----------     ---------
Sales                                             $      724,229    $ (194,464)    $ 529,765
                                                  --------------    ----------     ---------
Product cost                                             200,379       (54,187)      146,192
Payroll and related costs                                273,536       (72,997)      200,539
Occupancy and other operating expenses                   181,730       (37,568)      144,162
Depreciation and amortization                             34,475       (11,162)       23,313
General and administrative expenses                       41,742       (10,014)       31,728
Loss (gain) on disposition of properties,
  net                                                      8,600        (3,442)       12,042
Restructuring costs                                        6,546             0         6,546
                                                  --------------    ----------     ---------
  Total costs and expenses                               747,008      (182,486)      564,522
                                                  --------------    ----------     ---------
Operating loss                                           (22,779)      (11,978)      (34,757)

Interest expense, net                                     36,725        20,743        15,982
Gain on sale of division                                  62,601             0        62,601
                                                  --------------    ----------     ---------
Income before income tax provision and
  extraordinary item                                       3,097         8,765        11,862

Income tax provision                                         890          (180)          710
                                                  --------------    ----------     ---------
Income before extraordinary item                           2,207         8,945        11,152
Extraordinary gain on extinguishment
  of debt                                                134,833             0       134,833
                                                  --------------    ----------     ---------
Net income                                        $      137,040    $    8,945     $ 145,985
                                                  ==============    ==========     =========
Net income per common share:
  Net income before extraordinary item            $         2.23                   $   11.29
  Extraordinary item                                      136.43                      136.43
                                                  --------------                   ---------
Net income per common share                       $       138.66                   $  147.72
                                                  ==============                   =========
Weighted average common shares outstanding               988,285                     988,285
                                                  ==============                   =========

               These unaudited pro forma adjustments include the effect of (i) the elimination of the operating results of the Family Restaurant Division for the five months ended May 23, 1996, including certain allocated corporate general and administrative expenses which are allocated to each of the Company's divisions based on sales ($7,765,000 for the Family Restaurant Division); (ii) the elimination of interest expense related to the Old Credit Facility of $4,729,000, the elimination of interest expense related to the extinguishment of debt of $16,654,000 and the elimination of interest income related to the FRD Notes of $2,038,000; and (iii) the decrease in state, local and foreign income tax expense of $180,000 resulting from the sale of the Family Restaurant Division (the Company incurs no Federal income taxes due to its operating losses).


NOTE 6 - PROPERTY AND EQUIPMENT:

               A summary of property and equipment follows:

                                                      1996         1995
                                                    --------      ------
                                                        (in thousands)

               Land                                 $ 26,729       $ 24,030
               Buildings and improvements            152,350        151,245
               Furniture, fixtures and
                 equipment                            69,342         64,253
               Projects under construction             4,638          2,666
                                                    --------       --------
                                                     253,059        242,194

               Accumulated depreciation
                 and amortization                    (56,187)       (34,971)
                                                    --------       --------
                                                    $196,872       $207,223
                                                    ========       ========

               Property under capitalized leases in the amount of $21,323,000 at December 29, 1996 and $23,800,000 at December 31, 1995 is included in buildings and improvements. Accumulated amortization of property under capitalized leases amounted to $6,894,000 at December 29, 1996 and $5,227,000 at December 31, 1995.
Capitalized leases primarily relate to the buildings on certain restaurant properties; the land portions of these leases are accounted for as operating leases.

               Depreciation and amortization relating to property and equipment was $30,253,000 for 1996, $45,766,000 for 1995, $33,860,000 for the eleven months ended December 25, 1994 and $2,359,000 for the one month ended January 26, 1994, of which $4,357,000, $7,578,000, $7,451,000 and $412,000, respectively, was related to amortization of property under capitalized leases.

               A majority of the capitalized and operating leases have original terms of 25 years, and substantially all of these leases expire in the year 2007 or later. Most leases have renewal options. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in most cases, contingent rent, calculated as a percentage of sales, in excess of minimum rent. The total amount of contingent rent under capitalized leases for the years ended December 29, 1996 and December 31, 1995, the eleven months ended December 25, 1994 and the one month ended January 26, 1994 was $2,425,000, $5,491,000,
$4,895,000 and $305,000, respectively. Total rental expense for all operating leases comprised the following:

                                                       Eleven Months     One Month
                                                           Ended           Ended
                                                          Dec. 25,        Jan. 26,
                            1996            1995            1994            1994
                          --------        --------        --------        --------
                                              (in thousands)
Minimum rent              $ 45,063        $ 56,577        $ 50,373        $  2,153
Contingent rent              2,058           3,775           3,636             208
Less: Sublease rent         (6,293)         (5,815)         (5,685)           (369)
                          --------        --------        --------        --------
                          $ 40,828        $ 54,537        $ 48,324        $  1,992
                          ========        ========        ========        ========

               At December 29, 1996, the present value of capitalized lease payments and the future minimum lease payments on noncancellable operating leases were:

                                            Capitalized          Operating
         Due in                                Leases              Leases
         ------                             -----------          ---------
                                                      (in thousands)

         1997                                 $ 3,597             $ 36,901
         1998                                   3,494               36,252
         1999                                   3,229               35,187
         2000                                   2,969               33,239
         2001                                   2,584               31,287
         Later years                            9,132              143,547
                                              -------             --------
         Total minimum lease payments          25,005             $316,413
                                                                  ========
         Interest                              (8,210)
                                              -------
         Present value of minimum
           lease payments                     $16,795
                                              =======


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


NOTE 8 - OTHER ASSETS:

               A summary of other assets follows:

                                     1996           1995
                                   -------        ------
                                         (thousands)

         Liquor licenses           $ 5,977        $ 6,059
         Debt issuance costs         3,653         13,352
         Notes receivable            9,239          8,569
         FRD Notes                   6,500              0
         Property held for sale          0          8,753
         Other                         823            905
                                   -------        -------
                                   $26,192        $37,638
                                   =======        =======

               Debt issuance costs are amortized over the terms of the respective loan agreements.

               Property held for sale in 1995 represented Chi-Chi's restaurants identified for divestment during the third quarter of 1995 (see Note 3).


NOTE 9 - LONG-TERM DEBT, INCLUDING CAPITALIZED LEASE OBLIGATIONS:

               Long-term debt, including capitalized lease obligations, is comprised of the following (excluding amounts in 1995 related to the Family Restaurant Division and traditional dinnerhouse restaurants):

                                         1996           1995
                                        --------       ------
                                            (in thousands)

9-3/4% Senior Notes                     $119,034       $300,000
10-7/8% Senior Subordinated
  Discount Notes                          30,606        133,860
Capitalized lease obligations             16,795         21,159
Mortgage notes, 12-1/4% - 12-1/2%,
  due 1997-1998                              353            529
Other                                      2,464          2,701
                                        --------       --------
                                         169,252        458,249
Amounts due within one year                3,927          3,046
                                        --------       --------
                                        $165,325       $455,203
                                        ========       ========

               In connection with the Acquisition, the Company sold $300.0 million principal amount of 9-3/4% Senior Notes due in full in 2002 (the "Senior Notes") and $150.0 million principal amount ($109.0 million in proceeds) of 10-7/8% Senior Subordinated Discount Notes due in full in 2004 (the "Discount Notes" and, together with the Senior Notes, the "Notes"), and the Company and certain of its subsidiaries entered into a $150.0 million senior secured revolving credit facility with a $100.0 million sub-limit for standby letters of credit, which was to be used for general corporate purposes including working capital, debt service and capital expenditure requirements (the "Old Credit Facility"). The Old Credit Facility was to terminate and the obligations thereunder would have been immediately due and payable on January 27, 1999.

               Borrowings in the amount of $79,815,000 were outstanding under the Old Credit Facility as of December 31, 1995, and interest on the revolving credit loans was being charged at 10.0%. On August 1, 1995, the Company borrowed $14,625,000 under the Old Credit Facility to fund an interest payment made on the Senior Notes. This amount was paid off in December 1995. On February 1, 1996, the Company borrowed $14,625,000 to fund an additional interest payment on the Senior Notes.

               The Old Credit Facility contained various covenants including the maintenance of certain financial ratios. The Company suffered from deficit cash flows from operations and made required debt service payments on other obligations through borrowings on the Old Credit Facility. Accordingly, the Company failed to comply with certain of such financial covenants. However, the banks under the Old Credit Facility (the "Banks") agreed to waive such noncompliance through July 31, 1996.

               On May 23, 1996, the Company completed the sale of the Family Restaurant Division to Flagstar. The Company used a portion of the cash proceeds from the sale to repay $82 million outstanding under the Old Credit Facility and the Old Credit Facility was amended to change the borrower from FRI-M (which, following consummation of the sale, was no longer owned by the Company) to FRI-MRD Corporation, a wholly-owned subsidiary of the Company, to remove all restrictive covenants, and to reduce the commitment thereunder to up to $32 million of standby letters of credit with no provision for revolving loans. Standby letters of credit were issued under the Old Credit Facility primarily to provide security for future amounts payable by the Company under its workers' compensation insurance program ($18,960,000 of such letters of credit were outstanding as of December 29, 1996).

               On January 10, 1997, the Company entered into a five-year, $35 million credit facility with Foothill Capital Corporation (the "Foothill Credit Facility") to provide for the ongoing working capital needs of the Company. The Foothill Credit Facility, which replaced the Old Credit Facility, provides for up to $15 million in revolving cash borrowings and up to $35 million in letters of credit (less the outstanding amount of revolving cash borrowings). The Foothill Credit Facility is secured by substantially all of the real and personal property of the Company and contains customary restrictive covenants, including the maintenance of certain financial ratios.

               The Senior Notes require semiannual interest payments on February 1 and August 1 of each year and will mature on February 1, 2002. The Senior Notes will not be redeemable at the option of the Company prior to February 1, 1999. Thereafter, such notes may be redeemed at prices starting at 102.786% and declining ratably to 100% at February 1, 2001. The Discount Notes do not require cash interest payments until August 1, 1997. Thereafter, interest on the Discount Notes will be paid on February 1 and August 1 of each year, and such notes will mature on February 1, 2004. The Discount Notes will not be redeemable at the option of the Company prior to February 1, 1999. Thereafter, such notes may be redeemed at prices starting at 104.078% and declining ratably to 100% at February 1, 2002.

               The Company continues to be highly leveraged and has significant debt service requirements. Although management believes that the proceeds available to the Company as a result of the sale (including funds available from sale of the FRD Notes), its cost restructuring and revised marketing plans for Chi-Chi's, completion of the Foothill Credit Facility and other available options should be sufficient to meet its operating and debt service requirements for the foreseeable future, there can be no assurance that the Company will be able to repay or refinance the Notes at their respective maturities.

               On July 3, 1996, the Company repurchased $151.0 million aggregate principal amount of the Senior Notes and $108.6 million aggregate principal amount of the Discount Notes in exchange for (or from the proceeds from the sale of) $133.5 million aggregate principal amount of the FRD Notes. On December 19, 1996, the Company repurchased $30.0 million aggregate principal amount of the Senior Notes for $18.6 million. In separate transactions, the Company repurchased an additional $8.5 million aggregate principal amount of the Discount Notes in the third quarter of 1996 and $2.0 million aggregate principal amount of the Discount Notes in the fourth quarter of 1996. The Company recognized an extraordinary gain of $134.8 million as a result of these repurchases.

               The mortgage notes were issued to a group of institutional lenders and are collateralized by mortgages covering five restaurants having a book value of approximately $6,861,000 at December 29, 1996.

               Maturities of long-term debt, including capitalized lease obligations, during the four years subsequent to December 28, 1997 are as follows: $2,578,000 in 1998, $2,128,000 in 1999, $2,096,000 in 2000 and
$1,885,000 in 2001.

NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

               The recorded amounts of the Company's cash and cash equivalents, self-insurance reserves, other accrued liabilities and revolving credit borrowings at December 29, 1996 and December 31, 1995 approximate fair value. The fair value of the Company's long-term debt, excluding capitalized lease obligations, is estimated as follows:

                                         1996                             1995
                               -------------------------       --------------------------
                               Recorded           Fair         Recorded           Fair
                                Amount            Value         Amount            Value
                               --------          -------       --------          --------
                                                    (in thousands)
Senior Notes                   $119,034          $86,895       $300,000          $165,000
Discount Notes                   30,606           11,742        133,860            15,000
Mortgage notes                      353              347            529               549
Other                             2,464            2,096          2,701             2,368

               The fair values of the Notes are based on an average market price of these instruments as of the end of fiscal 1996 and 1995. The fair value of the mortgage notes and other debt was estimated using a discount rate which the Company believes would be currently available to it for debt with similar terms and average maturities.

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

NOTE 11 - OTHER ACCRUED LIABILITIES:

               A summary of other accrued liabilities follows (excluding amounts in 1995 related to the Family Restaurant Division and traditional dinnerhouse restaurants):

                                              1996           1995
                                            -------        ------
                                                (in thousands)
Wages, salaries and bonuses                 $22,249        $16,136
Carrying costs of closed properties          10,500         12,925
Reserve for divestitures                     10,004         11,858
Interest                                      5,038         13,306
Property taxes                                3,110          3,460
Sales tax                                     2,132          3,771
Utilities                                     1,313          1,381
Accrued rent                                    537            868
Other                                        15,813         14,614
                                            -------        -------
                                            $70,696        $78,319
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


NOTE 12 - INCOME TAXES:

               The Company reported a loss for tax purposes in 1996, 1995 and 1994. Accordingly, the income tax provisions for each year primarily reflect certain state, local and foreign taxes. On a tax return basis, the Federal regular operating loss carryforwards amounted to approximately $168.3 million ($164.2 million of alternative minimum tax operating loss carryforwards) and expire in 2003 through 2012. The Company had approximately $711,000 of tax credit carryforwards which expire in 2003 and 2004.

               Upon consummation of the Acquisition, the Company's net operating loss carryovers and other tax attributes were reduced significantly for Federal income tax purposes. In addition, because the consummation of the Acquisition triggered an ownership change of the Company for Federal income tax purposes, the Company's post-Acquisition use of its remaining net operating loss carryovers for regular and alternative minimum Federal income tax purposes is subject to an annual limitation in an amount equal to the product of (i) the long-term tax-exempt rate prevailing on the Closing Date and (ii) the value of the Company's stock, increased to reflect the cancellation of indebtedness pursuant to the Plan (but without taking into account contributions to capital pursuant to the Acquisition). The Company's annual limit is approximately $5.3 million. The amount of NOL subject to the annual limit is approximately $22.2 million.

               At December 29, 1996, the Company and its subsidiaries had tax credit carryforwards of approximately $2.1 million not utilized by Grace. In accordance with the 1986 acquisition from Grace, the Company must reimburse Grace for 75% of the benefit of these tax credits if they are utilized in future Company tax returns. Further, El Torito Restaurants, Inc. (a wholly owned subsidiary of the Company) has approximately $12.2 million of tax depreciation deductions not claimed in Grace tax returns as a result of a tax sharing agreement. The Company will also reimburse Grace for 75% of any tax savings generated by these deductions.

               Further, as a result of the Chi-Chi's Merger, the Company has net operating loss and credit carryforwards not used by Chi-Chi's of $53.2 million and $6.9 million, respectively. The net operating losses expire beginning in 2004 through 2009 and the credit carryovers expire in various years from 1997 through 2009. The Acquisition, as well as the 1992 acquisition of a previous franchisee by Chi-Chi's, triggered ownership changes for Federal income tax purposes which result in separate annual limitations on the availability of these losses and credits.

               A reconciliation of income tax expense to the amount of income tax benefit that would result from applying the Federal statutory rate (35% for 1996, 1995 and 1994) to loss before income taxes is as follows:

                                                                  Eleven        One
                                                                  Months        Month
                                 Fiscal Year Ended                Ended         Ended
                               ------------------------
                               Dec. 29,        Dec. 31,          Dec. 25,      Jan. 26,
                                 1996            1995              1994          1994
                               --------        --------          --------      ---------
                                                    (in thousands)
Provision (benefit) for
  income taxes at
  statutory rate               $ 48,276        $(42,875)         $(56,736)     $ 191,834
State taxes, net of
  Federal income tax
  benefit                           249             332            (2,948)       (16,300)
State minimum tax                     0               0             1,183             55
Foreign taxes                        92             270               541             49
Nondeductible goodwill            1,242           3,312            54,679              0
Nondeductible reorgani-
  zation costs                        0               0                 0       (175,597)
Addition to valuation
  allowance                           0               0             4,896              0
Change in deferred tax
  asset which is subject
  to a full valuation
  reserve and other             (48,969)         40,169               158             14
                               --------        --------          --------       --------
                               $    890        $  1,208          $  1,773      $      55
                               ========        ========          ========       ========

               At December 29, 1996 and December 31, 1995, the Company's deferred tax asset was $124,838,000 and $186,874,000, respectively, and deferred tax liability was $17,969,000 and $29,514,000, respectively. The major components of the Company's net deferred taxes of $106,869,000 at December 29, 1996 and $157,360,000 at December 31, 1995 are as
follows:

                                            1996             1995
                                         ---------          -------
                                               (in thousands)

        Depreciation                     $ (17,969)       $ (24,062)
        Net operating loss and
          credit carryforwards              91,176          115,279
        Capitalized leases                     719            1,921
        Divestment, carrying cost
          and rent subsidy reserves          8,787           23,183
        Self-insurance reserves             14,700           22,779
        Kasumi payment to Grace                  0            5,808
        Property held for sale                   0           (5,451)
        Straight-line rent                   1,872            1,923
        Reorganization costs                 4,913            6,714
        Other                                2,671            9,266
                                         ---------        ---------
                                           106,869          157,360

        Valuation allowance               (106,869)        (157,360)
                                         ---------        ---------
                                         $       0        $       0
                                         =========        =========

               The decrease in the valuation allowance for 1996 resulted primarily from the sale of the Family Restaurant Division.

NOTE 13 - BENEFIT PLANS:

               The Company maintains certain incentive compensation and related plans for executives and key operating personnel, including restaurant and field management. Total expenses for these plans were $10,374,000, $10,151,000, $8,217,000 and $666,000 for 1996, 1995, the eleven months ended December 25, 1994 and the one month ended January 26, 1994, respectively.

               The Predecessor Company had two Retirement Savings Plans, and substantially all of the Predecessor Company's salaried employees were eligible to participate in them. Effective December 31, 1991, the Predecessor Company suspended its match under one of the plans and terminated the other plan. During 1994, the Company acquired two retirement plans related to the Chi-Chi's Merger and established a new deferred compensation plan for highly compensated employees. In 1995, the Company reinstituted its match under the Retirement Savings Plan. In 1996, the two retirement plans related to the Chi-Chi's Merger were combined with the Company's Retirement Savings Plan and deferred compensation plan. The Company's contributions and expenses under these plans were $202,000, $355,000, $528,000 and $2,000 for 1996, 1995, the eleven months ended December 25, 1994 and one month ended January 26, 1994, respectively. The Company has no defined benefit plans.

NOTE 14 - RELATED PARTY TRANSACTIONS:

               Foodmaker provides distribution services to a portion of the Company's restaurants, principally those operated under the Chi-Chi's name. Distribution sales to those restaurants for the years ended December 29, 1996 and December 31, 1995 and the eleven months ended December 25, 1994 aggregated $63,785,000, $76,423,000 and $81,537,000, respectively. In relation to the distribution sales, the Company had accounts payable of $2,301,000 and $2,348,000 due to Foodmaker at December 29, 1996 and December 31, 1995, respectively.

               On the Closing Date, Apollo and GEI received an aggregate of $7.0 million as a financial advisory fee for services provided in connection with the Acquisition and related transactions. In addition, Apollo charged a monthly fee of $100,000 during 1996, and Apollo and GEI each charged a monthly fee of $50,000 during 1995 and 1994 for providing certain management services to the Company. For the years ended December 29, 1996 and December 31, 1995 and the eleven months ended December 25, 1994, the Company was charged $1.2 million, $1.2 million and $1.1 million, respectively, in connection with this arrangement.


NOTE 15 - COMMON STOCK:

               In connection with the Acquisition, the Company adopted a new management incentive plan, pursuant to which certain officers and employees of the Company were granted the right to purchase up to 40,900 shares of Common Stock (constituting up to 4.1% of the Common Stock outstanding immediately following such purchases) at $160 per share, the same per share price paid by Apollo and GEI in the New Equity Investment. The Employee Stock Purchase was consummated on the Closing Date with respect to certain officers (15,625 shares of Common Stock) and on May 19, 1994 and July 31, 1994 with respect to the other participants (22,552 shares of Common Stock). No more than fifty percent of the purchase price was authorized to be financed through interest-bearing recourse notes payable to the Company. In July 1996, the Company cancelled all such interest-bearing recourse notes. The Company has repurchased 8,992 shares of Common Stock due to employee terminations, leaving 29,185 shares currently owned by management stockholders and terminated employees. The individuals who purchased Common Stock were also granted options to purchase 20,822 shares of Common Stock in the future at an exercise price initially set at $160 per share. The Company also granted options to purchase approximately 30,000 shares of Common Stock to approximately 800 other employees. All these options expire in 2004 and 2005 and become exercisable at a rate of 25% on the grant date and 25% on each of the next three anniversaries of the grant date. Approximately 44,500 options have expired due to terminations.

NOTE 16 - CONTINGENCIES:

               The Company is involved in various litigation matters incidental to its business. The Company does not believe that any of the claims or actions filed against it will have a material adverse effect upon the consolidated financial position or results of operations of the Company.

                                   SCHEDULE II

                            FAMILY RESTAURANTS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                             Additions
                                       ---------------------
                           Balance at  Charged to Charged to                Balance
                            beginning   costs and   other                   at end
      Description           of period   expenses   accounts    Deductions  of period
      -----------           ---------   --------   --------    ----------  ---------
Allowance for uncollectible
  receivables:
    For the year 1996          $997       $  0       $  0       $(118)(2)    $879

    For the year 1995           813        184          0           0         997

    For the year 1994           955         21        360 (1)    (523)(2)     813

(1) Represents allowance established at the date of the Chi-Chi's Merger.

(2) Represents write-off of uncollectible receivables against allowance and includes transfers to other accounts.