Form 10-Q
period 1997-03-30
FAMILY RESTAURANTS
filed 1997-05-14
CIK 813856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

                        Commission file number 33-14051

                            Family Restaurants, Inc.
             (Exact name of registrant as specified in its charter)

                 Delaware                            33-0197361
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)            Identification No.)


          18831 Von Karman Avenue, Irvine, California      92612
          (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code:  (714) 757-7900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes [X]   No [ ]

Number of shares of outstanding common stock as of May 13, 1997 is 988,285.

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                            FAMILY RESTAURANTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except per share)



                                                        March 30,     December 29,
                                                           1997          1996
                                                        ---------      ---------
                                                      (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                             $  17,240      $  35,244
  Receivables                                               5,055          5,043
  Inventories                                               4,383          4,537
  Other current assets                                      2,101          3,012
  Property held for sale                                      200            200
                                                        ---------      ---------
    Total current assets                                   28,979         48,036

Property and equipment, net                               193,123        196,872
Reorganization value in excess of amounts allocable
  to identifiable assets, net                              37,580         37,930
Other assets                                               27,231         26,192
                                                        ---------      ---------
                                                        $ 286,913      $ 309,030
                                                        =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt, including
    capitalized lease obligations                       $   3,765      $   3,927
  Accounts payable                                         19,780         20,424
  Self-insurance reserves                                  34,305         34,972
  Other accrued liabilities                                58,511         70,696
  Income taxes payable                                      3,558          3,541
                                                        ---------      ---------
    Total current liabilities                             119,919        133,560

Other long-term liabilities                                 4,807          4,746
Long-term debt, including capitalized lease
  obligations, less current portion                       164,889        165,325

Stockholders' equity (deficit):
  Common stock - authorized 1,500,000 shares, par
    value $.01 per share, 997,277 shares issued                10             10
  Additional paid-in capital                              157,317        157,317
  Accumulated deficit                                    (158,646)      (150,545)
  Less treasury stock, at cost (8,992 shares)              (1,383)        (1,383)
                                                        ---------      ---------
    Total stockholders' equity (deficit)                   (2,702)         5,399
                                                        ---------      ---------
                                                        $ 286,913      $ 309,030
                                                        =========      =========


      See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ in thousands)
                                   (Unaudited)


                                                      For the Quarters Ended
                                                    ---------------------------
                                                    March 30,         March 31,
                                                       1997              1996
                                                    ---------         ---------
Sales                                               $ 114,978         $ 259,052
                                                    ---------         ---------

Product cost                                           30,365            72,778
Payroll and related costs                              40,867            99,501
Occupancy and other operating expenses                 32,750            62,293
Depreciation and amortization                           5,570            12,796
General and administrative expenses                     7,478            14,049
Loss on disposition of properties, net                  1,467             3,078
Restructuring costs                                         0             1,205
                                                    ---------         ---------

  Total costs and expenses                            118,497           265,700
                                                    ---------         ---------

Operating loss                                         (3,519)           (6,648)

Interest expense, net                                   4,406            16,386
                                                    ---------         ---------

Loss before income tax provision                       (7,925)          (23,034)

Income tax provision                                      176               416
                                                    ---------         ---------

Net loss                                            $  (8,101)        $ (23,450)
                                                    =========         =========



      See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)


                                                                For the Quarters Ended
                                                              --------------------------
                                                              March 30,        March 31,
                                                                 1997             1996
                                                              ---------        ---------
Increase in Cash and Cash Equivalents

Cash flows from operating activities:
  Cash received from customers, franchisees and
    licensees                                                 $ 115,019        $ 261,114
  Cash paid to suppliers and employees                         (116,500)        (256,975)
  Interest paid, net                                             (6,336)         (19,719)
  Income taxes received (paid)                                     (159)              25
  Restructuring costs                                                 0           (1,205)
                                                              ---------        ---------

    Net cash used in operating activities                        (7,976)         (16,760)
                                                              ---------        ---------

Cash flows from investing activities:
  Proceeds from disposal of property and equipment                   15            9,936
  Capital expenditures                                           (1,843)          (2,274)
  Mandatory lease buyback, net                                   (2,818)               0
  Lease termination payments                                     (2,151)            (547)
  Capitalized opening costs                                           0             (141)
  Other                                                          (1,034)          (1,171)
                                                              ---------        ---------

    Net cash provided by (used in) investing activities          (7,831)           5,803
                                                              ---------        ---------

Cash flows from financing activities:
  Proceeds from working capital borrowings, net                       0           11,408
  Reductions of long-term debt, including capitalized
    lease obligations                                              (892)          (1,274)
  Payment of debt issuance costs                                 (1,305)               0
                                                              ---------        ---------

    Net cash provided by (used in) financing activities          (2,197)          10,134
                                                              ---------        ---------

Net decrease in cash and cash equivalents                       (18,004)            (823)
Cash and cash equivalents at beginning of period                 35,244            8,370
                                                              ---------        ---------

Cash and cash equivalents at end of period                    $  17,240        $   7,547
                                                              =========        =========



      See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                                ($ in thousands)
                                   (Unaudited)


                                                                           For the Quarters Ended
                                                                          ------------------------
                                                                          March 30,      March 31,
                                                                            1997            1996
                                                                           -------        --------
Reconciliation of net loss to net cash used in operating activities:

Net loss                                                                   $(8,101)       $(23,450)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                                            5,570          12,796
    Amortization of debt issuance costs                                        251           1,221
    Loss on disposition of properties                                        1,467           3,078
    Accretion of interest on Discount Notes                                    294           3,611
    Decrease in receivables, inventories and other
      current assets                                                         1,053           1,006
    Decrease in accounts payable, self-insurance
      reserves, other accrued liabilities and
      income taxes payable                                                  (8,510)        (15,022)
                                                                           -------        --------

Net cash used in operating activities                                      $(7,976)       $(16,760)
                                                                           =======        ========



      See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         1. COMPANY. Family Restaurants, Inc. (together with its subsidiaries, the "Company") was incorporated in Delaware in 1986 and is primarily engaged in the operation of full-service restaurants through its subsidiaries. At March 30, 1997, the Company operated 279 restaurants in 30 states, with approximately 65% of its restaurants located in California, Ohio, Pennsylvania, Illinois, Michigan and Indiana. Additionally, as of March 30, 1997, the Company was the franchisor and licensor of two restaurants in the United States and 23 restaurants outside the United States.

         2. FINANCIAL STATEMENTS. The Condensed Consolidated Financial Statements in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Year Ended December 29, 1996 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter ended March 30, 1997 are not necessarily indicative of those for the full year.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain information and statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties that could result in actual results of the Company or the restaurant industry differing materially from expected results expressed or implied by such forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a restaurant company operating in a competitive environment, factors that could significantly impact expected results include (i) the implementation of a successful cost restructuring program and the development of successful marketing strategies for Chi-Chi's and El Torito, (ii) the effect of national and regional economic conditions, (iii) the availability of adequate working capital, (iv) competitive products and pricing, (v) changes in legislation, (vi) demographic changes, (vii) the ability to attract and retain qualified personnel, (viii) changes in business strategy or development plans and (ix) business disruptions. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

         The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Form 10-K.

         As used herein, "comparable restaurants" means restaurants operated by the Company on January 1, 1996 and which continued in operation through the end of the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         A. LIQUIDITY

         The Company currently relies primarily on internally generated funds, supplemented if necessary by working capital advances available under the Foothill Credit Facility (as defined below), for its liquidity. The Company's viability is therefore dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and to comply with the terms of its financing agreements.

         Operating Cash Flow. For the first quarter of 1997, the Company reported EBITDA (defined as earnings (loss) before gain (loss) on disposition of properties, provision for divestitures and write-down of long-lived assets, restructuring costs, interest, taxes, depreciation and amortization) of $3.5 million. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income
(loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

         Working Capital Deficiency. The Company operates with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and
(iii) cash from sales is usually received before related accounts payable for food, beverages and supplies become due. The Company had a working capital deficiency of $90.9 million on March 30, 1997.

         Credit Facility. On January 10, 1997, the Company entered into a five-year, $35 million credit facility with Foothill Capital Corporation (the "Foothill Credit Facility") to provide for the ongoing working capital needs of the Company. The Foothill Credit Facility, which replaced the Company's old credit facility, provides for up to $15 million in revolving cash borrowings and up to $35 million in letters of credit (less the outstanding amount of revolving cash borrowings). The Foothill Credit Facility is secured by substantially all of the real and personal property of the Company and contains customary restrictive covenants, including the maintenance of certain financial ratios. Letters of credit are issued under the Foothill Credit Facility primarily to provide security for future amounts payable under the Company's workers' compensation insurance program ($21.0 million of such letters of credit were outstanding as of May 13, 1997). No revolving cash borrowings were outstanding as of May 13, 1997.

         Other. The Company continues to be highly leveraged and has significant debt service requirements. Although management believes that its current sources of cash should be sufficient to meet its operating and debt service requirements for the foreseeable future, there can be no assurance that the Company will be able to repay or refinance its 9-3/4% Senior Notes due 2002 (the "Senior Notes") and its 10-7/8% Senior Subordinated Discount Notes due 2004 (the "Discount Notes") at their respective maturities.

         B.  CAPITAL EXPENDITURES

         As noted in the Condensed Consolidated Statements of Cash Flows, net cash used in investing activities was $7.8 million for the first quarter of 1997 as compared to net cash provided by investing activities of $5.8 million for the same period in 1996, primarily due to $5.0 million in payments for a mandatory lease buyback and several lease terminations in 1997 and $9.9 million in proceeds from disposal of property and equipment received in the prior year.

         Capital expenditures in the range of $15 million to $17 million are planned for 1997, including approximately $5 million to $6 million devoted to normal improvements of the Company's restaurants. The Company has identified several El Torito and Chi-Chi's restaurants for remodel, and an exterior enhancement program for Chi-Chi's is expected to commence by mid-year. There are also plans to develop an El Torito prototype to be used for future El Torito expansion. In addition, the Company is considering improving its in-store POS technology later in 1997.

RESULTS OF OPERATIONS.

         The Company's total sales of $114,978,000 for the first quarter of 1997 decreased by $144,074,000 or 55.6% as compared to the same period in 1996. This decrease was due to (i) the loss of sales from the Company's Family Restaurant Division which was sold by the Company on May 23, 1996, (ii) restaurants divested or closed since the first quarter of 1996 and (iii) decreased sales of comparable restaurants.

                                                                                 First Quarter Sales
                                                                                       Decrease
                                                                                  ----------------
                                                                                  ($ in thousands)
Sales of the Family Restaurant Division                                               $(118,996)
Decrease in Sales of Restaurants Divested
  or Closed                                                                             (15,402)
Decrease in Sales of Comparable Restaurants                                              (9,676)
                                                                                      ---------
    Total                                                                             $(144,074)
                                                                                      =========

         Sales for comparable restaurants of $113,615,000 for the first quarter of 1997 decreased by $9,676,000 or 7.8% as compared to the same period in 1996. The decrease is due to a decrease of $8,892,000 or 12.7% at Chi-Chi's and a decrease of $784,000 or 1.5% at El Torito and is impacted by a continuing competitive operating environment for restaurants.

         El Torito has developed a long-term marketing strategy to reposition the concept as the "perfect place for people to come together." This brand identification approach is a departure from the previously used special food product or food offer which by year-end 1996 had been emulated by many competitors. During the first flight of a new television campaign that utilized this approach from the fourth week of fiscal February through the second week of fiscal April, comparable sales at El Torito compared to the same period in the prior year improved 2.2% points versus the seven weeks immediately prior to the campaign.

         Similarly, Chi-Chi's launched a new marketing campaign at the end of March 1997 under the direction of a new advertising agency to reposition the concept by positioning Chi-Chi's as a value-oriented, fun Mexican restaurant. The campaign message that "life always needs a little salsa" builds upon consumer research findings that people think of the food product, salsa, when they think of Chi-Chi's. In addition, the broader imagery of "salsa" is meant to imply fun and excitement and is being conveyed with upbeat music in television and radio spots and colorful graphics on new in-store materials. During the first flight of a new television campaign that utilized this approach from the fourth week of fiscal March through the third week of fiscal April, comparable sales at Chi-Chi's as compared to the same period in the prior year improved 7.5% points versus the seven weeks immediately prior to the campaign.

         Product cost of $30,365,000 for the first quarter of 1997 decreased by $42,413,000 or 58.3% as compared to the same period in 1996. The decrease is primarily due to the sale of the Family Restaurant Division which accounts for $33,090,000 or 78.0% of the decline, as well as the impact of the 18 restaurants sold or closed since the end of the first quarter of 1996. In addition, El Torito and Chi-Chi's cost reduction strategies further contributed to product cost savings by revising product specifications, reducing the number of ingredients used and controlling inventories. As a percentage of sales, product cost declined to 26.4% in the first quarter of 1997 as compared to 28.1% in the same period of 1996.

         Payroll and related costs of $40,867,000 for the first quarter of 1997 decreased by $58,634,000 or 58.9% as compared to the same period in 1996. The decrease is primarily due to the sale of the Family Restaurant Division which accounts for $45,271,000 or 77.2% of the decline, as well as the impact of the 18 restaurants sold or closed since the end of the first quarter of 1996. As a percentage of sales, payroll and related costs decreased to 35.5% in the first quarter of 1997 as compared to 38.4% in the same period in 1996 due in part to savings realized from the El Torito and Chi-Chi's cost reduction strategies which have focused on improving labor scheduling and efficiencies. The improvement in payroll and related costs was offset, in part, by the impact of the minimum wage increases on October 1, 1996 and March 1, 1997.

         The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective October 1, 1996, the Federal minimum wage was increased from $4.25 to $4.75, and effective September 1, 1997, it will be further increased to $5.15. However, a provision of the new measure effectively freezes the minimum wage for tipped employees at current levels by increasing the allowable tip credit in those states which allow for a tip credit. Furthermore, California voters approved a proposition on November 5, 1996 that increased the state's minimum wage to $5.00 on March 1, 1997 and will further increase the minimum wage to $5.25 on March 1, 1998. In response to the minimum wage increases on October 1, 1996 and March 1, 1997, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Menu prices have not been increased at Chi-Chi's, however, due to marketing strategies and the fact that Chi-Chi's will experience a lesser impact from the minimum wage increase due to the increased allowable tip credit in certain states.

         Occupancy and other operating expenses of $32,750,000 for the first quarter of 1997 decreased by $29,543,000 or 47.4% as compared to the same period in 1996. The decrease is primarily due to the sale of the Family Restaurant Division which accounts for $22,337,000 or 75.6% of the decline, as well as the impact of the 18 restaurants sold or closed since the end of the first quarter of 1996. As a percentage of sales, occupancy and other operating expenses increased to 28.5% in the first quarter of 1997 as compared to 24.0% in the same period in 1996. This increase primarily reflects (i) the impact of declining sales without an offsetting reduction in fixed expenses, (ii) an increase in planned media spending in both El Torito and Chi-Chi's in connection with the implementation of new marketing campaigns in 1997 to reposition both concepts and (iii) the lower occupancy and other operating expenses as a percentage of sales in the Family Restaurant Division in the first quarter of 1996.

         Depreciation and amortization of $5,570,000 for the first quarter of 1997 decreased by $7,226,000 or 56.5% as compared to the same period in 1996 primarily due to the sale of the Family Restaurant Division which accounts for $6,930,000 or 95.9% of the decline.

         General and administrative expenses of $7,478,000 for the first quarter of 1997 decreased by $6,571,000 or 46.8% as compared to the same period of 1996 due to the sale of the Family Restaurant Division and the elimination of its direct and allocated general and administrative expenses which amounted to $6,360,000. The Company eliminated 134 positions in its Louisville corporate office and 52 positions in its Irvine corporate offices in connection with its reorganization after the sale of the Family Restaurant Division. As a percentage of sales, general and administrative expenses increased to 6.5% in the first quarter of 1997 as compared to 5.4% in the same period of 1996 primarily reflecting general and administrative expenses spread over fewer restaurants. Management continues to closely evaluate the Company's general and administrative cost structure for savings opportunities in light of the sale of the Family Restaurant Division.

         The Company reported a loss on disposition of properties of $1.5 million in the first quarter of 1997 as compared to a loss of $3.1 million for the same period in 1996. These amounts reflect losses associated with restaurant divestments and closures in such periods.

         The Company reported no restructuring costs during the first quarter of 1997 as compared to $1.2 million in the first quarter of 1996. These costs were primarily related to amounts paid to consultants, professional fees, severance and related costs, and other restructuring-related expenses that were not incurred during the same period in 1997.

         Interest expense, net for the first quarter of 1997 of $4,406,000 decreased by $11,980,000 or 73.1% as compared to the same period in 1996. This decrease is primarily the result of (i) lower interest expense due to the repurchases of $181.0 million aggregate principal amount of the Company's Senior Notes and $119.1 million aggregate principal amount of its Discount Notes in the third and fourth quarters of 1996, (ii) the repayment of outstanding revolving debt under the Company's old credit facility in May 1996 and (iii) the elimination of the Family Restaurant Division's interest costs, primarily for capitalized lease obligations.

SELECTED DIVISION OPERATING DATA.

         The Company primarily operates full-service Mexican restaurants in two divisions under the El Torito, Chi-Chi's, Casa Gallardo and other names. At March 30, 1997 the Company's El Torito restaurant division operated 97 full-service restaurants and the Company's Chi-Chi's restaurant division operated 182 full-service restaurants.

         The following table sets forth certain information regarding the Company, its El Torito and Chi-Chi's restaurant divisions, and the various operations divested in 1996.

                                                                                                Quarters Ended
                                                                                    ----------------------------------------
                                                                                      March 30,                 March 31,
                                                                                        1997                      1996
                                                                                    --------------            --------------
                                                                                            ($ in thousands, except
                                                                                             average check amount)
El Torito Restaurant Division
Restaurants Open at End of Period:
  Owned/operated                                                                               97                        98
  Franchised and Licensed                                                                       7                         5
Sales                                                                                  $   53,600                 $  54,434
Divisional EBITDA (a)                                                                       4,249                     2,874
Percentage decrease in comparable restaurant sales                                           (1.5)%                    (3.1)%
Average check                                                                          $     9.55                 $    9.43

Chi-Chi's Restaurant Division
Restaurants Open at End of Period:
  Owned/operated                                                                              182                       199
  Franchised and Licensed                                                                      18                        21
Sales                                                                                  $   61,378                 $  74,753
Divisional EBITDA (a)                                                                        (690)                   (4,512)
Percentage decrease in comparable restaurant sales                                          (12.7)%                   (10.9)%
Average check                                                                          $     7.52                 $    7.44

Divested Operations (b)
Restaurants Open at End of Period:
  Owned/operated                                                                                0                       367
  Franchised and Licensed                                                                       0                       261
Sales                                                                                  $        0                 $ 129,865
Divisional EBITDA (a)                                                                           0                    11,948

Total Company
Restaurants Open at End of Period:
  Owned/operated                                                                              279                       664
  Franchised and Licensed                                                                      25                       287
Sales                                                                                 $   114,978                 $ 259,052
EBITDA (c)                                                                                  3,518                    10,431
Percentage decrease in comparable restaurant sales                                           (7.8)%                    (4.5)%

-----------
(a) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before gain (loss) on disposition of properties, interest, taxes, depreciation and amortization.

(b) Divested Operations in 1996 includes the results of the Family Restaurant Division until it was divested on May 23, 1996 and the traditional dinnerhouse restaurants which were divested by year-end 1996.

(c) EBITDA is defined as earnings (loss) before gain (loss) on disposition of properties, provision for divestitures and write down of long-lived assets, restructuring costs, interest, taxes, depreciation and amortization. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is involved in various litigation matters incidental to its business. The Company does not believe that any of the existing claims or actions will have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  2  (a) Stock Purchase Agreement dated as of March 1, 1996
                         by and among Family Restaurants, Inc., Flagstar Companies, Inc., Flagstar Corporation and FRD Acquisition Co. (Filed as Exhibit 2.1 to the Company's Form 10-Q filed with the SEC on May 15, 1996.)

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

                  4  (c) First Supplemental Indenture, dated as of July 3,
                         1996, between the Registrant and IBJ Schroder Bank & Trust Company, a New York Banking corporation, as Trustee. (Filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 9, 1996.)

                  4  (d) First Supplemental Indenture, dated as of July 3,
                         1996, between the Registrant and Fleet National Bank, as successor by merger to Fleet National Bank of Massachusetts, formerly known as Shawmut Bank, N.A., as Trustee. (Filed as Exhibit 10.2 to the Company's Form 8-K filed with the SEC on July 9, 1996.)

                  10 (a) The Company's 1994 Incentive Stock Option Plan.
                         (Filed as Exhibit 10(g) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                  10 (b) The Company's Deferred Compensation Plan. (Filed as
                         Exhibit 10(k) to the Company's Form 10-K filed with the SEC on March 27, 1995.)

                  10 (c) The Company's Severance Plan. (Filed as Exhibit
                         10(m) to the Company's Form 10-K filed with the SEC on March 27, 1995.)

                  10 (d) Restated and Expanded Distribution Agreement, dated as of May 4, 1993 by and between Marriott Corporation and the Company. (Filed as Exhibit 10(d) to the Company's Form 10-Q filed with the SEC for the Quarter ended March 29, 1993.)

                  10 (e) Amendment No. 1, dated October 15, 1993, to
                         Restated and Expanded Distribution Agreement between the Company and Marriott Corporation. (Filed as Exhibit 10(l) to the Company's Form S-1 filed with the SEC on November 1, 1993.)

                  10 (f) Form of Management Stock Subscription Agreement of
                         the Company. (Filed as Exhibit 10(bb) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                  10 (g) Form of Management Pledge Agreement of the Company.
                         (Filed as Exhibit 10(cc) to the

                         Company's Form 10-K filed with the SEC on March 28, 1994.)

                  10 (h) Management Services Agreement, dated as of January
                         27, 1994, by and between the Company and Apollo Advisors, L.P. (Filed as Exhibit 10(ff) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                  10 (i) Management Services Agreement, dated as of January
                         27, 1994, by and between the Company and Leonard Green & Partners, L.P. (Filed as Exhibit 10(gg) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                  10 (j) Lease Indemnification Agreement, dated as of
                         January 27, 1994, by and between the Company and W. R. Grace & Co.-Conn. (Filed as Exhibit 10(ii) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                  10 (k) Distribution Agreement, dated as of October 4,
                         1993, by and between Foodmaker, Inc. and Chi-Chi's, Inc. (Filed as Exhibit 10(jj) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                  10 (l) Tax Sharing Agreement, dated as of January 27,
                         1994, by and among the Company, Foodmaker, Inc. and Chi-Chi's, Inc. (Filed as Exhibit 10(ll) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                  10 (m) Registration Rights Agreement, dated as of January
                         27, 1994, by and among the Company and certain of its shareholders. (Filed as Exhibit 10(mm) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                  10 (n) Agreement, dated as of January 5, 1996, by and
                         between Kevin S. Relyea and the Company. (Filed as
                         Exhibit 10(w) to the Company's Form 10-K filed with the SEC on April 1, 1996.)

                  10 (o) Separation Agreement and General Release, dated as
                         of December 5, 1995, by and between Barry E. Krantz and the Company. (Filed as Exhibit 10(x) to the Company's Form 10-K filed with the SEC on April 1, 1996.)

                  10 (p) Separation Agreement and General Release, dated as
                         of September 1, 1995, by and between Patricia K. Johnson and the Company. (Filed as Exhibit 10(y) to the Company's Form 10-K filed with the SEC on April 1, 1996.)

                  10 (q) Family Restaurants, Inc. and FRI-MRD Corporation
                         Value Creation Units Plan and Sample Value Creation Units Agreement. (Filed as Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on November 13, 1996.)

                  10 (r) The Company's 1996 Management Incentive
                         Compensation Plan Description. (Filed as Exhibit 10(r) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                  10 (s) Termination of Management Services Agreement
                         between Leonard Green & Associates, L.P. and the Company, dated as of November 20, 1995. (Filed as
                         Exhibit 10(s) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                  10 (t) Employment Agreement, dated as of January 1, 1996
                         by and between Kevin S. Relyea and the Company. (Filed as Exhibit 10(t) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                  10 (u) Employment Agreement, dated as of March 1, 1996 by
                         and between Roger K. Chamness and the Company. (Filed as Exhibit 10(u) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                  10 (v) Employment Agreement, dated as of April 8, 1996, by and between William D. Burt and the Company. (Filed as Exhibit 10(v) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                  10 (w) Loan and Security Agreement, dated as of January
                         10, 1997, between Foothill Capital Corporation and the Company and its subsidiaries named therein. (Filed as Exhibit 10(w) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                  10 (x) General Continuing Guarantee, dated as of January
                         10, 1997, by the Company in favor of Foothill Capital Corporation. (Filed as Exhibit 10(x) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                  10 (y) Form of subsidiary General Continuing Guarantee,
                         dated as of January 10, 1997. (Filed as Exhibit 10(y) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                  10 (z) Security Agreement, dated as of January 10, 1997,
                         between Foothill Capital Corporation and the Company. (Filed as Exhibit 10(z) to the

                         Company's Form 10-K filed with the SEC on March 31, 1997.)

                  10(aa) Form of subsidiary Security Agreement, dated as of
                         January 10, 1997, between Foothill Capital Corporation and the subsidiary named therein. (Filed as Exhibit 10(aa) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                  10(bb) Stock Pledge Agreement, dated as of January 10,
                         1997, between the Company and Foothill Capital Corporation. (Filed as Exhibit 10(bb) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                  10(cc) Form of subsidiary Stock Pledge Agreement, dated
                         as of January 10, 1997, between the subsidiary named therein and Foothill Capital Corporation. (Filed as
                         Exhibit 10(cc) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                  10(dd) Trademark Security Agreement, dated as of January
                         10, 1997, by Chi-Chi's, Inc. in favor of Foothill Capital Corporation. (Filed as Exhibit 10(dd) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                  10(ee) Trademark Security Agreement, dated as of January
                         10, 1997, by El Torito Restaurants, Inc. in favor of Foothill Capital Corporation. (Filed as Exhibit 10(ee) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                  10(ff) The Company's Divestiture Bonus Plan for Key
                         Management, dated January 9, 1996. (Filed as Exhibit 10(ff) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                 *27     Financial Data Schedule.

                  99 (a) Press Release, dated May 23, 1996. (Filed as
                         Exhibit 99.1 to the Company's Form 8-K filed with the SEC on May 30, 1996.)

                  99 (b) Press Release, dated July 3, 1996. (Filed as
                         Exhibit 99.1 to the Company's Form 8-K filed with the SEC on July 9, 1996.)

           (b)    Reports on Form 8-K.

                  None.

---------------
* Filed herewith.

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Family Restaurants, Inc.
                                        (Registrant)


                                        By: /S/ Robert T. Trebing, Jr.
                                           -------------------------------------
                                                Robert T. Trebing, Jr.
                                             Executive Vice President and
                                               Chief Financial Officer
                                            (Principal Financial Officer)

Date:  May 14, 1997