Form 10-Q
period 1997-06-29
FAMILY RESTAURANTS
filed 1997-08-13
CIK 813856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X      Quarterly report pursuant to section 13 or 15(d) of the Securities
-----    Exchange Act of 1934


         For the quarterly period ended June 29, 1997 or


         Transition report pursuant to section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

         For the transition period from                to
                                        ---------------   -----------------


                         Commission file number 33-14051
                                                --------


                            Family Restaurants, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 33-0197361
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)



                18831 Von Karman Avenue, Irvine, California 92612
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (714) 757-7900
                                                           --------------


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

Number of shares of outstanding common stock as of August 12, 1997 is 988,285.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    FINANCIAL STATEMENTS
-------


                            FAMILY RESTAURANTS, INC.
                            ------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       ($ in thousands, except per share)



                                                                                   June 29,       December 29,
                                                                                     1997             1996
                                                                                  ----------       ----------
                                                                                  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                        $ 11,867        $  35,244
  Receivables                                                                         4,542            5,043
  Inventories                                                                         4,310            4,537
  Other current assets                                                                2,996            3,012
  Property held for sale                                                                  0              200
                                                                                   --------        ---------
    Total current assets                                                             23,715           48,036

Property and equipment, net                                                         188,669          196,872
Reorganization value in excess of amount allocable to identifiable assets, net       37,230           37,930
Other assets                                                                         27,774           26,192
                                                                                   --------        ---------
                                                                                   $277,388        $ 309,030
                                                                                   ========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt, including capitalized lease obligations       $  3,706        $   3,927
  Accounts payable                                                                   18,417           20,424
  Self-insurance reserves                                                            33,990           34,972
  Other accrued liabilities                                                          57,415           70,696
  Income taxes payable                                                                3,624            3,541
                                                                                   --------        ---------
    Total current liabilities                                                       117,152          133,560

Other long-term liabilities                                                           4,889            4,746
Long-term debt, including capitalized lease obligations, less current portion       164,249          165,325

Stockholders' equity (deficit):
  Common stock - authorized 1,500,000 shares, par value $.01 per share,
    997,277 shares issued                                                                10               10
  Additional paid-in capital                                                        157,317          157,317
  Accumulated deficit                                                               164,846)        (150,545)
  Less treasury stock, at cost (8,992 shares)                                        (1,383)          (1,383)
                                                                                   --------        ---------
    Total stockholders' equity (deficit)                                             (8,902)           5,399
                                                                                   --------        ---------
                                                                                   $277,388        $ 309,030
                                                                                   ========        =========


      See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.
                            ------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                ($ in thousands)
                                  (Unaudited)


                                             For the Quarters Ended
                                             -----------------------
                                             June 29,       June 30,
                                               1997           1996
                                             --------       --------
Sales                                        $123,103       $219,023
                                             --------       --------

Product costs                                  32,766         60,835
Payroll and related costs                      42,503         81,260
Occupancy and other operating expenses         33,674         54,438
Depreciation and amoprtization                  5,614         10,158
General and administrative expenses             6,964         11,239
Loss on disposition of properties, net            410          1,117
Impairment of long-lived assets                 2,640              0
Restructuring costs                                 0          3,368
                                             --------       --------

   Total costs and expenses                   124,571        222,415
                                             --------       --------

Operating loss                                 (1,468)        (3,392)

Interest expense, net                           4,556         12,091
Gain on sale of division                            0         60,876
                                             --------       --------

Income (loss) before income tax provision      (6,024)        45,393

Income tax provision                              176            416
                                             --------       --------
Net income (loss)                            $ (6,200)      $ 44,977
                                             ========       ========


     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.
                            ------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                ($ in thousands)
                                  (Unaudited)


                                             For the Six Months Ended
                                             ------------------------
                                             June 29,       June 30,
                                               1997           1996
                                             --------       --------
Sales                                        $238,081       $478,075
                                             --------       --------

Product costs                                  63,131        133,613
Payroll and related costs                      83,370        180,761
Occupancy and other operating expenses         66,424        116,731
Depreciation and amortization                  11,184         22,954
General and administrative expenses            14,442         25,288
Loss on disposition of properties, net          1,877          4,195
Impairment of long-lived assets                 2,640              0
Restructuring costs                                 0          4,573
                                             --------       --------

   Total costs and expenses                   243,068        488,115
                                             --------       --------

Operating loss                                 (4,987)       (10,040)

Interest expense, net                           8,962         28,477
Gain on sale of division                            0         60,876
                                             --------       --------

Income (loss) before income tax provision     (13,949)        22,359

Income tax provision                              352            832
                                             --------       --------
Net income (loss)                            $(14,301)      $ 21,527
                                             ========       ========


     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.
                            ------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                ($ in thousands)
                                  (Unaudited)


                                                                           For the Six Months Ended
                                                                           ------------------------
                                                                           June 29,       June 30,
                                                                             1997           1996
                                                                           ---------      ---------
Increase in Cash and Cash Equivalents

Cash flows from operating activities:
  Cash received from customers, franchisees and licensees                  $ 238,691      $ 481,534
  Cash paid to suppliers and employees                                      (239,469)      (464,698)
  Interest paid, net                                                          (6,652)       (20,346)
  Income taxes paid                                                             (269)          (603)
  Restructuring costs                                                              0         (4,573)
                                                                           ---------      ---------

    Net cash used in operating activities                                     (7,699)        (8,686)
                                                                           ---------      ---------

Cash flows from investing activities:
  Proceeds from disposal of property and equipment                                42         18,927
  Proceeds from sale of division, net                                              0        121,342
  Proceeds from sale of notes receivable, net                                      0         15,868
  Capital expenditures                                                        (5,403)        (4,363)
  Mandatory lease buyback, net                                                (2,828)             0
  Lease termination payments                                                  (2,651)        (2,473)
  Capitalized opening costs                                                      (65)          (235)
  Other                                                                       (1,817)          (796)
                                                                           ---------      ---------

    Net cash provided by (used in) investing activities                      (12,722)       148,270
                                                                           ---------      ---------

Cash flows from financing activities:
  Repayments of working capital borrowings, net                                    0        (79,815)
  Reductions of long-term debt, including capitalized lease obligations       (1,591)        (2,720)
  Increase in restricted cash                                                      0        (24,785)
  Payment of debt issuance costs                                              (1,365)             0
                                                                           ---------      ---------

    Net cash used in financing activities                                     (2,956)      (107,320)
                                                                           ---------      ---------

Net increase (decrease) in cash and cash equivalents                         (23,377)        32,264
Cash and cash equivalents at beginning of period                              35,244          8,370
                                                                           ---------      ---------

Cash and cash equivalents at end of period                                 $  11,867      $  40,634
                                                                           =========      =========


     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.
                            ------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                ($ in thousands)
                                  (Unaudited)

                                                                           For the Six Months Ended
                                                                           ------------------------
                                                                           June 29,       June 30,
                                                                             1997           1996
                                                                           ---------      ---------
Reconciliation of net income (loss) to net cash used in operating activities:

Net income (loss)                                                          $ (14,301)     $ 21,527
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                               11,184        22,954
  Amortization of debt issuance costs                                            506         1,704
  Loss on disposition of properties                                            1,877         4,195
  Impairment of long-lived assets                                              2,640             0
  Gain on sale of division                                                         0       (60,876)
  Accretion of interest on Discount Notes                                        294         7,280
  Decrease in receivables, inventories and other current assets                  809         1,633
  Decrease in accounts payable, self-insurance reserves, other
   accrued liabilities and income taxes payable                              (10,708)       (7,103)
                                                                           ---------      --------

Net cash used in operating activities                                      $  (7,699)     $ (8,686)
                                                                           =========      ========


     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.
                            ------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

         1. COMPANY. Family Restaurants, Inc. (together with its subsidiaries, the "Company") was incorporated in Delaware in 1986 and is primarily engaged in the operation of full-service restaurants through its subsidiaries. At June 29, 1997, the Company operated 277 restaurants in 30 states, with approximately 65% of its restaurants located in California, Ohio, Pennsylvania, Illinois, Michigan and Indiana. Additionally, as of June 29, 1997, the Company was the franchisor and licensor of two restaurants in the United States and 23 restaurants outside the United States.

         2. FINANCIAL STATEMENTS. The Condensed Consolidated Financial Statements in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Year Ended December 29, 1996 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter and six months ended June 29, 1997 are not necessarily indicative of those for the full year.

         3. IMPAIRMENT OF LONG-LIVED ASSETS. As a result of a continued review of operating results, the Company has identified eighteen unprofitable Chi-Chi's restaurants which may either take too long to recover profitability or may not recover at all, despite current marketing and cost control programs. In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded a write-down of long-lived assets of $2.6 million during the second quarter of 1997 to reduce the assets' carrying value to their estimated fair market value. The Company is reviewing its options regarding these restaurants, and the restaurants continue in operation. Additional charges to operations could be required in the third quarter of 1997 upon the completion of this review. These eighteen restaurants plus the five restaurants remaining from the previously disclosed Chi-Chi's divestment list are projected to have negative cash flow of approximately $3.0 million in fiscal 1997.

         4. SUBSEQUENT EVENT. On August 12, 1997, FRI-MRD Corporation (a wholly-owned subsidiary of the Company) ("FRI-MRD") issued new senior discount notes (the "Senior Discount Notes") in the face amount of $61 million at a price of approximately 75% of par. The Senior Discount Notes will be due on January 24, 2002 and will accrete at a rate of 15% per annum until July 31, 1999, and thereafter, interest will be payable in cash semi-annually at the rate of 15% per annum. The $61 million of Senior Discount Notes were issued to an existing holder of the Company's 9 3/4% Senior Notes due 2002 (the "Senior Notes") in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash, and are part of an agreement pursuant to which FRI-MRD has the ability to issue up to a maximum of $75 million of Senior Discount Notes. FRI-MRD received the required consent of Foothill Capital Corporation ("Foothill") to allow for the issuance of the Senior Discount Notes.

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

         As used herein, "comparable restaurants" means restaurants operated by the Company on January 1, 1996 and which continued in operation through the end of the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         A.  LIQUIDITY

         The Company has been relying and will continue to rely primarily on internally generated funds, supplemented if necessary by working capital advances available under the Foothill Credit Facility (as defined below), for its liquidity. In addition, FRI-MRD has raised approximately $34 million in cash from the issuance of the Senior Discount Notes (as discussed above) to supplement its liquidity needs. The Company's viability has been and will continue to be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and to comply with the terms of its financing agreements.

         Operating Cash Flow. For the first six months of 1997, the Company reported EBITDA (defined as earnings (loss) before gain (loss) on disposition of properties, provision for divestitures and write-down of long-lived assets, restructuring costs, interest, taxes, depreciation and amortization) of $10.7 million, compared to $2.0 million for the same period in 1996 for the comparable, ongoing operations. Despite the $8.7 million improvement in EBITDA as compared to prior year, cash available to meet the Company's obligations has been below internal budget levels. As a result, the Company has sought alternative sources of cash (as further discussed below) to, among other things, fund its capital expenditure programs, which it believes are critical to accelerating the improvement in operating results. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

         Working Capital Deficiency. The Company operates with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and
(iii) cash from sales is usually received before related accounts payable for food, beverages and supplies become due. The Company had a working capital deficiency of $93.4 million on June 29, 1997.

         Credit Facility. On January 10, 1997, the Company entered into a five-year, $35 million credit facility (the "Foothill Credit Facility") with Foothill to provide for the ongoing working capital needs of the Company. The Foothill Credit Facility, which replaced the Company's old credit facility with Credit Lyonnais, provides for up to $15 million in revolving cash borrowings and up to $35 million in letters of credit (less the outstanding amount of revolving cash borrowings). The Foothill Credit Facility is secured by substantially all of the real and personal property of the Company and contains customary restrictive covenants, including the maintenance of certain financial ratios. The Company is in compliance with all financial ratios for the quarter and six months ended June 29, 1997. Letters of credit are issued under the Foothill Credit Facility primarily to provide security for future amounts payable under the Company's workers' compensation insurance program ($18.4 million of such letters of credit were outstanding as of August 12, 1997). No revolving cash borrowings were outstanding as of August 12, 1997.

         Other. As one means of raising additional cash, on August 12, 1997 FRI-MRD issued the Senior Discount Notes in the face amount of $61 million to an existing holder of the Company's Senior Notes in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash. FRI-MRD has the ability to issue up to $75 million of Senior Discount Notes, leaving $14 million in face value available for issuance. There are no current plans to issue the remaining notes. FRI-MRD received the required consent of Foothill to allow for the issuance of the Senior Discount Notes. The Company is also considering other sources of cash, such as the sale of non-core assets.

         The Company continues to be highly leveraged and has significant debt service requirements. Although management believes that its current sources of cash should be sufficient to meet its operating and debt service requirements for the foreseeable future, there can be no assurance that the Company will be able to repay or refinance its Senior Notes and its 10-7/8% Senior Subordinated Discount Notes due 2004 (the "Discount Notes"), or that FRI-MRD will be able to repay or refinance the Senior Discount Notes at their respective maturities.

         B.  CAPITAL EXPENDITURES

         Net cash used in investing activities was $12.7 million for the first six months of 1997 as compared to net cash provided by investing activities of $148.3 million for the same period in 1996, which was primarily due to the completion of the sale of the Company's Family Restaurant Division and certain notes receivable during the first six months of 1996.

         As a result of operating cash flow running behind expectations as discussed above, the Company has adjusted its 1997 capital expenditure plan from between $15 million and $17 million to approximately $10 million to $12 million, including approximately $4 million to $5 million devoted to normal improvements of the Company's restaurants. This plan may be further adjusted as a result of the receipt of proceeds from the Senior Discount Notes. The Company has begun remodeling certain El Torito restaurants and is conducting tests of a remodeling program and an exterior enhancement for Chi-Chi's. The Company is also continuing to develop an El Torito prototype design to be used for future El Torito expansion.

RESULTS OF OPERATIONS.
---------------------

         The Company's total sales of $123,103,000 for the second quarter of 1997 decreased by $95,920,000 or 43.8% as compared to the same period in 1996. For the first six months of 1997, total Company sales of $238,081,000 decreased by $239,994,000 or 50.2% as compared to the same period in 1996. These decreases were due to (i) the loss of sales from the Family Restaurant Division which was sold by the Company on May 23, 1996, (ii) restaurants divested or closed since the second quarter of 1996 and (iii) decreased sales of comparable restaurants.

                                                                        Second Quarter          First Six Months
                                                                        Sales Decrease           Sales Decrease
                                                                        --------------          ----------------
                                                                                     ($ in thousands)
Sales of the Family Restaurant Division                                   $(75,468)                $(194,464)
Decrease in Sales of Restaurants Divested or Closed                        (14,150)                  (29,608)
Decrease in Sales of Comparable Restaurants                                 (6,302)                  (15,922)
                                                                          --------                 ---------
  Total                                                                   $(95,920)                $(239,994)
                                                                          ========                 =========

         Sales for comparable restaurants of $121,811,000 for the second quarter of 1997 decreased by $6,302,000 or 4.9% as compared to the same period in 1996. For the first six months of 1997, sales for comparable restaurants of $235,223,000 decreased by $15,922,000 or 6.3% as compared to the same period in 1996. These decreases were due primarily to decreased sales for comparable Chi-Chi's restaurants which reflect a continuing competitive operating environment for restaurants, offset in part by comparable sales increases for El Torito in the second quarter of 1997 as described below.

                              Second Quarter Sales             First Six Months
                               Increase (Decrease)              Sales Decrease
                            ------------------------        -----------------------
                               Amount       Percent         Amount          Percent
                               ------       -------         ------          -------
                                                ($ in thousands)
Comparable Chi-Chi's           $(6,510)      (9.2)%        $(15,346)        (10.9)%
Comparable El Torito               208          0.4            (576)          (0.5)
                               --------                    ---------
Total                          $(6,302)      (4.9)%        $(15,922)         (6.3)%
                               ========      ======        =========         ======

         El Torito comparable sales in the second quarter increased by $208,000 or 0.4% as compared to the same period in 1996, which the Company believes is due primarily to the continued momentum of a concept repositioning television campaign which began at the end of fiscal February 1997. Such increase in second quarter comparable El Torito sales improved 1.9% points versus the first quarter 1997 for which comparable sales were down 1.5% as compared to the same period in 1996. El Torito recently hired a new advertising agency, Grey Advertising, to continue to refine its long-term marketing strategy. Building on consumer research, the new marketing campaign which began on August 4th emphasizes the overall fun, festive experience of going to an El Torito as a way to "get away from it all." This "Mexican Getaway" theme is incorporated in new television commercials, supported by new in-store materials, including a re-designed menu. In addition, radio will be used to supplement the television campaign.

         Chi-Chi's also launched a new marketing direction at the end of the first quarter of 1997 with the support of a new advertising agency (Campbell Mithun Esty) to reposition the Chi-Chi's concept as a value-oriented, fun Mexican restaurant. The new campaign message that "life always needs a little salsa" builds upon consumer research findings that people think of the food product, salsa, when they think of Chi-Chi's. In addition, the broader imagery of "salsa" is meant to imply fun and excitement. Comparable Chi-Chi's sales in the second quarter of 1997 compared to the same period in the prior year improved 3.5% points versus the first quarter of 1997 which was down 12.7% as compared to the same period in 1996, which the Company believes is a result of the new advertising campaign which began at the end of the first quarter of 1997.

         Product cost of $32,766,000 for the second quarter of 1997 decreased by $28,069,000 or 46.1% as compared to the same period in 1996. For the first six months of 1997, product cost of $63,131,000 decreased $70,482,000 or 52.8% as compared to the same period in 1996. The decreases are primarily due to the sale of the Family Restaurant Division which accounts for $21,097,000 or 75.2% of the second quarter decline and $54,187,000 or 76.9% of the first six months' decline, as well as the impact of the 29 restaurants sold or closed since the end of the second quarter of 1996. In addition, El Torito and Chi-Chi's cost reduction strategies further contributed to product cost savings by revising product specifications, reducing the number of ingredients used and controlling inventories. As a percentage of sales, product cost declined to 26.6% in the second quarter of 1997 as compared to 27.8% in the same period of 1996 and declined to 26.5% for the first six months of 1997 as compared to 27.9% in the same period of 1996.

         Payroll and related costs of $42,503,000 for the second quarter of 1997 decreased by $38,757,000 or 47.7% as compared to the same period in 1996. For the first six months of 1997, payroll and related costs of $83,370,000 decreased by $97,391,000 or 53.9% as compared to the same period in 1996. The decreases are primarily due to the sale of the Family Restaurant Division which accounts for $27,726,000 or 71.5% of the second quarter decline and $72,997,000 or 75.0% of the first six months' decline, as well as the impact of the 29 restaurants sold or closed since the end of the second quarter of 1996. As a percentage of sales, payroll and related costs decreased to 34.5% in the second quarter of 1997 as compared to 37.1% in the same period in 1996 and declined to 35.0% for the first six months of 1997 as compared to 37.8% in the same period of 1996 due in part to savings realized from the El Torito and Chi-Chi's cost reduction strategies which have focused on improving labor scheduling and efficiencies. The improvement in payroll and related costs was offset, in part, by the impact of the minimum wage increases nationally on October 1, 1996 and on March 1, 1997 in California.

         The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective October 1, 1996, the Federal minimum wage was increased from $4.25 to $4.75, and effective September 1, 1997, it will be further increased to $5.15. However, a provision of the new measure effectively freezes the minimum wage for tipped employees at current levels by increasing the allowable tip credit in those states which allow for a tip credit. Furthermore, California voters approved a proposition on November 5, 1996 that increased the state's minimum wage to $5.00 on March 1, 1997 and will further increase the minimum wage to $5.25 on March 1, 1998. In response to the minimum wage increases on October 1, 1996 and March 1, 1997, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Menu prices have not been increased at Chi-Chi's, however, due to marketing strategies and the fact that Chi-Chi's will experience a lesser impact from the Federal minimum wage increases due to the increased allowable tip credit in certain states.

         Occupancy and other operating expenses of $33,674,000 for the second quarter of 1997 decreased by $20,764,000 or 38.1% as compared to the same period in 1996. For the first six months of 1997, occupancy and other operating expenses of $66,424,000 decreased by $50,307,000 or 43.1% as compared to the same period in 1996. The decreases are primarily due to the sale of the Family Restaurant Division which accounts for $15,231,000 or 73.4% of the second quarter decline and $37,568,000 or 74.7% of the first six months' decline, as well as the impact of the 29 restaurants sold or closed since the end of the second quarter of 1996. As a percentage of sales, occupancy and other operating expenses increased to 27.4% in the second quarter of 1997 as compared to 24.9% in the same period in 1996 and increased to 27.9% for the first six moths of 1997 as compared to 24.4% in the same period of 1996. These increases primarily reflect (i) the impact of declining sales without an offsetting reduction in fixed expenses, (ii) an increase in planned media spending in both El Torito and Chi-Chi's in connection with the implementation of new marketing campaigns in 1997 to reposition both concepts and (iii) the lower occupancy and other operating expenses as a percentage of sales in the Family Restaurant Division in the second quarter and first six months of 1996.

         Depreciation and amortization of $5,614,000 for the second quarter of 1997 decreased by $4,544,000 or 44.7% as compared to the same period in 1996. For the first six months of 1997, depreciation and amortization of $11,184,000 decreased by $11,770,000 or 51.3% as compared to the same period in 1996. These declines reflect the sale of the Family Restaurant Division which accounts for $4,232,000 or 93.1% of the second quarter decline and $11,162,000 or 94.8% of the first six months' decline.

         General and administrative expenses of $6,964,000 for the second quarter of 1997 and $14,442,000 for the first six months of 1997 decreased by $4,275,000 or 38.0% and $10,846,000 or 42.9%, respectively, as compared to the same periods of 1996. The declines are primarily due to the sale of the Family Restaurant Division and the elimination of its direct and allocated general and administrative expenses which amounted to $3,654,000 for the second quarter of 1996 and $10,014,000 for the first six months of 1996. The Company eliminated 134 positions in its Louisville corporate office and 52 positions in its Irvine corporate offices in connection with its reorganization after the sale of the Family Restaurant Division. As a percentage of sales, general and administrative expenses increased to 5.7% in the second quarter of 1997 and 6.1% in the first six months of 1997 as compared to 5.1% and 5.3%, respectively, in the same periods of 1996 primarily reflecting general and administrative expenses spread over fewer restaurants. Management continues to closely evaluate the Company's general and administrative cost structure for savings opportunities in light of the sale of the Family Restaurant Division.

         The Company reported a loss on disposition of properties of $0.4 million in the second quarter of 1997 and $1.9 million for the first six months of 1997 as compared to a loss of $1.1 million for the second quarter in 1996 and $4.2 million for the first six months of 1996. These amounts reflect losses associated with restaurant divestments and closures in such periods.

         The Company recorded a write-down of long-lived assets in the second quarter of 1997 of $2.6 million (see Note 3 of the Notes to Condensed Consolidated Financial Statements included herein).

         The Company reported no restructuring costs during the first six months of 1997 as compared to $3.4 million in the second quarter of 1996 and $4.6 million in the first six months of 1996. These costs were primarily related to amounts paid to consultants, professional fees, severance and related costs, and other restructuring-related expenses that were not incurred during the same periods in 1997.

         Interest expense, net for the second quarter of 1997 of $4,556,000 decreased by $7,535,000 or 62.3% as compared to the same period in 1996. Interest expense, net for the first six months of 1997 of $8,962,000 decreased by $19,515,000 or 68.5% as compared to the same period in 1996. These decreases are primarily the result of (i) lower interest expense due to the repurchases of $181.0 million aggregate principal amount of the Company's Senior Notes and $119.1 million aggregate principal amount of its Discount Notes in the third and fourth quarters of 1996, (ii) the repayment of outstanding revolving debt under the Company's old credit facility with Credit Lyonnais in May 1996 and (iii) the elimination of the Family Restaurant Division's interest costs, primarily for capitalized lease obligations.

         The Company recorded a gain of $60.9 million in the second quarter of 1996 as a result of the sale of the Family Restaurant Division.

SELECTED DIVISION OPERATING DATA.
--------------------------------

         The Company primarily operates full-service Mexican restaurants in two divisions under the El Torito, Chi-Chi's, Casa Gallardo and other names. At June 29, 1997 the Company's El Torito restaurant division operated 97 full-service restaurants and the Company's Chi-Chi's restaurant division operated 180 full-service restaurants.

         The following table sets forth certain information regarding the Company, its El Torito and Chi-Chi's restaurant divisions, and the various operations divested in 1996.

                                                            For the Quarter Ended     For the Six Months Ended
                                                            ---------------------     ------------------------
                                                            June 29,     June 30,       June 29,     June 30,
                                                              1997         1996           1997         1996
                                                            --------     --------      ---------    ---------
                                                              ($ in thousands, except average check amount)
El Torito Restaurant Division
-----------------------------
Restaurants Open at End of Period:
  Owned/operated                                                 97            99             97          99
  Franchised and Licensed                                         7             5              7           5
Sales                                                      $ 58,780     $  58,593      $ 112,380    $113,027
Divisional EBITDA (a)                                         6,187         4,475         10,436       7,349
Percentage increase (decrease) in comparable
  restaurant sales                                              0.4 %        (2.8)%         (0.5)%      (3.3)%
Average check                                              $   9.80     $    9.33      $    9.66    $   9.37

Chi-Chi's Restaurant Division
-----------------------------
Restaurants Open at End of Period:
  Owned/operated                                                180           191            180         191
  Franchised and Licensed                                        18            18             18          18
Sales                                                      $ 64,323     $  74,628      $ 125,701    $149,381
Divisional EBITDA (a)                                         1,048        (1,122)           358      (5,634)
Percentage decrease in comparable restaurant sales             (9.2)%        (8.8)%        (10.9)%     (10.5)%
Average check                                              $   7.48     $    7.28      $    7.50    $   7.37

Ongoing Operations
------------------
Restaurants Open at End of Period:
  Owned/operated                                                277           290            277         290
  Franchised and Licensed                                        25            23             25          23
Sales                                                      $123,103     $ 133,221      $ 238,081    $262,408
Divisional EBITDA (a)                                         7,235         3,353         10,794       1,715

Divested Operations (b)
-----------------------
Restaurants Open at End of Period:
  Owned/operated                                                  0            17              0          17
  Franchised and Licensed                                         0             0              0           0
Sales                                                      $      0     $  85,802      $       0    $215,667
Divisional EBITDA (a)                                             0         7,740              0      19,688

Total Company
-------------
Restaurants Open at End of Period:
  Owned/operated                                                277           307            277         307
  Franchised and Licensed                                        25            23             25          23
Sales                                                      $123,103     $ 219,023      $ 238,081    $478,075
EBITDA (c)                                                    7,196        11,251         10,714      21,682

(a) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before gain (loss) on disposition of properties, interest, taxes, depreciation and amortization.

(b) Divested Operations in 1996 includes the results of the Family Restaurant Division until it was divested on May 23, 1996 and the traditional dinnerhouse restaurants that were divested by year-end 1996.

(c) EBITDA is defined as earnings (loss) before gain (loss) on disposition of properties, provision for divestitures and write-down of long-lived assets, restructuring costs, interest, taxes, depreciation and amortization. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performanace or to cash flows from operating activities as a measure of liquirity.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.  LEGAL PROCEEDINGS
------

         The Company is involved in various litigation matters incidental to its business. The Company does not believe that any of the existing claims or actions will have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Item 2.  CHANGES IN SECURITIES
------

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
------

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

         None.

Item 5.  OTHER INFORMATION
------

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------

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

                 *10  (gg)      First Amendment to the Loan and Security
                                Agreement dated as of May 23, 1997 by and among the parties thereto.

                 * 27           Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  None.

-------------
* Filed herewith.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Family Restaurants, Inc.
                                               (Registrant)

                                               By: /s/ Robert T. Trebing, Jr.
                                                  ----------------------------
                                                      Robert T. Trebing, Jr.

                                                   Executive Vice President and
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)

Date:  August 13, 1997