Form 10-Q
period 1997-09-28
FAMILY RESTAURANTS
filed 1997-11-12
CIK 813856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


   X    Quarterly report pursuant to section 13 or 15(d) of the Securities
------  Exchange Act of 1934

For the quarterly period ended September 28, 1997 or

------ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to____________________

                         Commission file number 33-14051

                            Family Restaurants, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                      33-0197361
  -------------------------------                ------------------------------
  (State or other jurisdiction of                incorporation or organization)
 (I.R.S. Employer Identification No.)


                18831 Von Karman Avenue, Irvine, California 92612
                ----------------------------------------------------
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

                           Yes    X        No
                               --------      --------


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes    X        No
                               --------      --------


Number of shares of outstanding common stock as of November 10, 1997 is 988,285.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            FAMILY RESTAURANTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except share amounts)



                                                                                 September 28,   December 29,
                                                                                     1997            1996
                                                                                   ---------      ---------
                                                                                  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                        $  35,513      $  35,244
  Receivables                                                                          3,940          5,043
  Inventories                                                                          4,301          4,537
  Other current assets                                                                 3,417          3,012
  Property held for sale                                                                   0            200
                                                                                   ---------      ---------
    Total current assets                                                              47,171         48,036

Property and equipment, net                                                          186,474        196,872
Reorganization value in excess of amount allocable to identifiable assets, net        36,880         37,930
Other assets                                                                          28,263         26,192
                                                                                   ---------      ---------
                                                                                   $ 298,788      $ 309,030
                                                                                   =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt, including capitalized lease obligations       $   3,739      $   3,927
  Accounts payable                                                                    16,039         20,424
  Self-insurance reserves                                                             34,320         34,972
  Other accrued liabilities                                                           53,198         70,696
  Income taxes payable                                                                 3,726          3,541
                                                                                   ---------      ---------
    Total current liabilities                                                        111,022        133,560

Other long-term liabilities                                                            4,776          4,746
Long-term debt, including capitalized lease obligations, less current portion        198,139        165,325

Stockholders' equity (deficit):
  Common stock - authorized 1,500,000 shares, par value $.01 per share,
    997,277 shares issued                                                                 10             10
  Additional paid-in capital                                                         157,317        157,317
  Accumulated deficit                                                               (171,093)      (150,545)
  Less treasury stock, at cost (8,992 shares)                                         (1,383)        (1,383)
                                                                                   ---------      ---------
    Total stockholders' equity (deficit)                                             (15,149)         5,399
                                                                                   ---------      ---------
                                                                                   $ 298,788      $ 309,030
                                                                                   =========      =========








      See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ in thousands)
                                  (Unaudited)


                                                                        For the Quarters Ended
                                                                      ---------------------------
                                                                      September 28,  September 29,
                                                                          1997           1996
                                                                      ------------  -------------
Sales                                                                  $ 116,585      $ 128,543
                                                                       ---------      ---------

Product costs                                                             30,774         34,785
Payroll and related costs                                                 41,081         49,992
Occupancy and other operating expenses                                    32,653         32,223
Depreciation and amortization                                              5,584          5,797
General and administrative expenses                                        7,395          8,005
Loss on disposition of properties, net                                       313          1,012
Restructuring costs                                                            0          1,030
                                                                       ---------      ---------

  Total costs and expenses                                               117,800        132,844
                                                                       ---------      ---------

Operating loss                                                            (1,215)        (4,301)

Interest expense, net                                                      5,002          4,127
Gain on sale of division                                                       0          1,725
                                                                       ---------      ---------

Loss  before income tax provision (benefit) and extraordinary item        (6,217)        (6,703)

Income tax provision (benefit)                                                30           (112)
                                                                       ---------      ---------

Loss before extraordinary item                                            (6,247)        (6,591)
Extraordinary gain on extinguishment of debt                                   0        123,080
                                                                       ---------      ---------

Net income (loss)                                                      $  (6,247)     $ 116,489
                                                                       =========      =========




     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ in thousands)
                                   (Unaudited)


                                                                     For the Nine Months Ended
                                                                    ----------------------------
                                                                    September 28,  September 29,
                                                                        1997           1996
                                                                    ------------    ------------
Sales                                                                $ 354,666      $ 606,618
                                                                     ---------      ---------

Product costs                                                           93,905        168,398
Payroll and related costs                                              124,451        230,753
Occupancy and other operating expenses                                  99,077        148,954
Depreciation and amortization                                           16,768         28,751
General and administrative expenses                                     21,837         33,293
Loss on disposition of properties, net                                   2,190          5,207
Impairment of long-lived assets                                          2,640              0
Restructuring costs                                                          0          5,603
                                                                     ---------      ---------

  Total costs and expenses                                             360,868        620,959
                                                                     ---------      ---------

Operating loss                                                          (6,202)       (14,341)

Interest expense, net                                                   13,964         32,604
Gain on sale of division                                                     0         62,601
                                                                     ---------      ---------

Income (loss) before income tax provision and extraordinary item       (20,166)        15,656

Income tax provision                                                       382            720
                                                                     ---------      ---------

Income (loss) before extraordinary item                                (20,548)        14,936
Extraordinary gain on extinguishment of debt                                 0        123,080
                                                                     ---------      ---------

Net income (loss)                                                    $ (20,548)     $ 138,016
                                                                     =========      =========




      See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                  (Unaudited)


                                                                        For the Nine Months Ended
                                                                      ---------------------------
                                                                      September 28,  September 29,
                                                                           1997            1996
                                                                      ------------  -------------
Increase in Cash and Cash Equivalents

Cash flows from operating activities:
  Cash received from customers, franchisees and licensees               $ 355,962      $ 612,333
  Cash paid to suppliers and employees                                   (354,162)      (594,837)
  Interest paid, net                                                      (14,340)       (33,134)
  Income taxes paid                                                          (197)          (647)
  Restructuring costs                                                           0         (5,603)
                                                                        ---------      ---------

    Net cash used in operating activities                                 (12,737)       (21,888)
                                                                        ---------      ---------

Cash flows from investing activities:
  Proceeds from disposal of property and equipment                            225         21,326
  Proceeds from sale of division, net                                           0        121,342
  Proceeds from sale of notes receivable, net                                   0         32,116
  Capital expenditures                                                     (8,560)        (5,676)
  Mandatory lease buyback, net                                             (2,690)             0
  Lease termination payments                                               (2,761)        (2,903)
  Capitalized opening costs                                                  (145)          (235)
  Other                                                                    (1,999)           796
                                                                        ---------      ---------

    Net cash provided by (used in) investing activities                   (15,930)       166,766
                                                                        ---------      ---------

Cash flows from financing activities:
  Repayments of working capital borrowings, net                                 0        (79,815)
  Repurchases of notes                                                          0        (13,113)
  Reductions of long-term debt, including capitalized lease obligations    (2,315)        (4,855)
  Increase in restricted cash                                                   0        (23,621)
  Net proceeds from issuance of notes                                      33,947              0
  Payment of debt issuance costs                                           (2,696)             0
                                                                        ---------      ---------

    Net cash provided by (used in) financing activities                    28,936       (121,404)
                                                                        ---------      ---------

Net increase  in cash and cash equivalents                                    269         23,474
Cash and cash equivalents at beginning of period                           35,244          8,370
                                                                        ---------      ---------

Cash and cash equivalents at end of period                              $  35,513      $  31,844
                                                                        =========      =========




     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                                ($ in thousands)
                                  (Unaudited)


                                                                                         For the Nine Months Ended
                                                                                        ----------------------------
                                                                                        September 28,  September 29,
                                                                                            1997            1996
                                                                                          ---------      ---------
Reconciliation of net income (loss) to net cash used in operating activities:

Net income (loss)                                                                         $ (20,548)     $ 138,016
Adjustments to reconcile net income (loss)  to net cash used in operating activities:
    Depreciation and amortization                                                            16,768         28,751
    Amortization of debt issuance costs                                                         792          1,918
    Loss on disposition of properties                                                         2,190          5,207
    Impairment of long-lived assets                                                           2,640              0
    Gain on sale of division                                                                      0        (62,601)
    Extraordinary gain on extinguishment of debt                                                  0       (123,080)
    Accretion of interest                                                                     1,295          8,201
    Decrease in receivables, inventories and other current assets                             1,025          4,979
    Decrease in accounts payable, self-insurance reserves, other
      accrued liabilities and income taxes payable                                          (16,899)       (23,279)
                                                                                          ---------      ---------
Net cash used in operating activities                                                     $ (12,737)     $ (21,888)
                                                                                          =========      =========



     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         1. COMPANY. Family Restaurants, Inc. (together with its subsidiaries, the "Company") was incorporated in Delaware in 1986 and is primarily engaged in the operation of full-service restaurants through its subsidiaries. At September 28, 1997, the Company operated 277 restaurants in 30 states, with approximately 65% of its restaurants located in California, Ohio, Pennsylvania, Michigan, Illinois and Indiana. Additionally, as of September 28, 1997, the Company was the franchisor and licensor of two restaurants in the United States and 21 restaurants outside the United States.

         2. FINANCIAL STATEMENTS. The Condensed Consolidated Financial Statements in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Year Ended December 29, 1996 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter and nine months ended September 28, 1997 are not necessarily indicative of those for the full year.

         3. LONG-TERM DEBT. On August 12, 1997, FRI-MRD Corporation (a wholly-owned subsidiary of the Company) ("FRI-MRD") issued new senior discount notes (the "Senior Discount Notes") in the face amount of $61 million at a price of approximately 75% of par. The Senior Discount Notes are due on January 24, 2002 and accrete at a rate of 15% per annum until July 31, 1999, and thereafter, interest will be payable in cash semi-annually at the rate of 15% per annum. The $61 million of Senior Discount Notes were issued to an existing holder of the Company's 9-3/4% Senior Notes due 2002 (the "Senior Notes") in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash, and are part of an agreement pursuant to which FRI-MRD has the ability to issue up to a maximum of $75 million of Senior Discount Notes. FRI-MRD received the required consent of Foothill Capital Corporation ("Foothill") to allow for the issuance of the Senior Discount Notes. The gain of $3,548,000 realized on the exchange of Senior Notes has been deferred and classified as an element of long-term debt in accordance with the guidelines of Emerging Issues Task Force Issue No. 96-19 because the present value of the cash flows of the Senior Discount Notes was not at least 10% different from the present value of the cash flows of the Senior Notes exchanged. The deferred gain will be amortized as a reduction of interest expense over the life of the Senior Discount Notes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain information and statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties that could result in actual results of the Company or the restaurant industry differing materially from expected results expressed or implied by such forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a restaurant company operating in a competitive environment, factors that could significantly impact expected results include (i) the development of successful marketing strategies for Chi-Chi's and El Torito, (ii) the effect of national and regional economic conditions, (iii) the availability of adequate working capital, (iv) competitive products and pricing, (v) changes in legislation,
(vi) demographic changes, (vii) the ability to attract and retain qualified personnel, (viii) changes in business strategy or development plans and (ix) business disruptions. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

         The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Form 10-K.

         As used herein, "comparable restaurants" means restaurants operated by the Company on January 1, 1996 and which continued in operation through the end of the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         A.  LIQUIDITY

         The Company has been relying and will continue to rely primarily on internally generated funds, supplemented if necessary by working capital advances available under the Foothill Credit Facility (as defined below), for its liquidity. In addition, FRI-MRD raised approximately $34 million in cash from the issuance of the Senior Discount Notes (as discussed above) to supplement its liquidity needs. The Company's viability has been and will continue to be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and to comply with the terms of its financing agreements.

         Operating Cash Flow. For the first nine months of 1997, the Company reported EBITDA (defined as earnings (loss) before gain (loss) on disposition of properties, provision for divestitures and write-down of long-lived assets, restructuring costs, interest, taxes, depreciation and amortization) of $15.4 million, compared to $5.9 million for the same period in 1996 for the comparable, ongoing operations. The $9.5 million improvement was due to El Torito and Chi-Chi's cost reduction and reengineering strategies, which have improved operating margins. Despite the improvement in EBITDA as compared to prior year, cash available to meet the Company's obligations has been below internal budget levels. As a result, the Company has sought alternative sources of cash (as further discussed below) to, among other things, fund its capital expenditure programs, which it believes are critical to accelerating the improvement in operating results. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income

(loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

         Working Capital Deficiency. The Company operates with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and
(iii) cash from sales is usually received before related accounts payable for food, beverages and supplies become due. The Company had a working capital deficiency of $63.9 million on September 28, 1997.

         Credit Facility. On January 10, 1997, the Company entered into a five-year, $35 million credit facility (the "Foothill Credit Facility") with Foothill to provide for the ongoing working capital needs of the Company. The Foothill Credit Facility, which replaced the Company's old credit facility with Credit Lyonnais, provides for up to $15 million in revolving cash borrowings and up to $35 million in letters of credit (less the outstanding amount of revolving cash borrowings). The Foothill Credit Facility is secured by substantially all of the real and personal property of the Company and contains customary restrictive covenants, including the maintenance of certain financial ratios. The Company is in compliance with all financial ratios for the quarter
and nine months ended September 28, 1997.   Letters of credit are issued under
the Foothill Credit Facility primarily to provide security for future amounts payable under the Company's workers' compensation insurance program ($18.4 million of such letters of credit were outstanding as of November 10, 1997).
No revolving cash borrowings were outstanding as of November 10, 1997.

         Other. On August 12, 1997 FRI-MRD issued the Senior Discount Notes in the face amount of $61 million to an existing holder of the Company's Senior Notes in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash. FRI-MRD received the required consent of Foothill to allow for the issuance of the Senior Discount Notes. The Company is currently considering additional sources of cash, such as the sale of non-core assets.

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

         B.  CAPITAL EXPENDITURES

         Net cash used in investing activities was $15.9 million for the first nine months of 1997, including $8.6 million for capital expenditures, as compared to net cash provided by investing activities of $166.8 million for the same period in 1996. The net cash provided by investing activities for the first nine months of 1996 was primarily due to the completion of the sale of the Company's Family Restaurant Division and certain notes receivable.

         As a result of operating cash flow running behind expectations as discussed above, the Company has adjusted its 1997 capital expenditure plan from between $15 million and $17 million to approximately $13 million, including approximately $4 million to $5 million devoted to normal improvements of the Company's restaurants. The Company has begun remodeling certain El Torito and Chi-Chi's restaurants and is conducting some exterior enhancements for Chi-Chi's. By November 10, 1997, the Company had completed the remodel of eight El Torito restaurants in the Los Angeles/Orange County market and eleven Chi-Chi's restaurants, primarily in the Detroit market. In addition, Chi-Chi's had completed the exterior painting of 69 restaurants. Certain of these newly painted Chi-Chi's restaurants also had other exterior improvements including new awnings. The Company is also continuing to develop an El Torito prototype design to be used for future El Torito expansion.

         Included in 1997 capital spending are the initial expenditures to replace the Company's mainframe computer software applications with new software to be run in a client/server environment. The new software includes work flow capabilities allowing for improved processes and wider access to data. In addition, acquisition of the new software will insure that the Company's computer systems are year 2000 compliant. The Company expects to spend approximately $2 million on the new software and related hardware and installation costs and to complete this project before year-end 1998.

RESULTS OF OPERATIONS.

         The Company's total sales of $116,585,000 for the third quarter of 1997 decreased by $11,958,000 or 9.3% as compared to the same period in 1996. For the first nine months of 1997, total Company sales of $354,666,000 decreased by $251,952,000 or 41.5% as compared to the same period in 1996. As shown below, these decreases were due to (i) the loss of sales from the Family Restaurant Division which was sold by the Company on May 23, 1996, (ii) restaurants divested or closed since the third quarter of 1996 and (iii) decreased sales of comparable restaurants.

                                                                     Third Quarter        First Nine Months
                                                                    Sales Decrease          Sales Decrease
                                                                    --------------          --------------
                                                                               ($ in thousands)
 Sales of the Family Restaurant Division                               $      0               $(194,464)

 Decrease in Sales of Restaurants Divested or Closed                     (8,558)                (38,166)
 Decrease in Sales of Comparable Restaurants                             (3,400)                (19,322)
                                                                       --------               ---------

   Total                                                               $(11,958)              $(251,952)
                                                                       ========               =========

         Sales for comparable restaurants of $115,419,000 for the third quarter of 1997 decreased by $3,400,000 or 2.9% as compared to the same period in 1996. For the first nine months of 1997, sales for comparable restaurants of $350,642,000 decreased by $19,322,000 or 5.2% as compared to the same period in 1996. As shown below, these decreases were due primarily to decreased sales for comparable Chi-Chi's restaurants which, along with the sales of the El Torito restaurants, continue to reflect a competitive operating environment for restaurants. Contributing to improved comparable sales trends during the third quarter was the timing of the 1996 Summer Olympics, which affected three weekends and two full weeks during July and August of the prior year.

                                       Third Quarter        First Nine Months Sales
                                      Sales Decrease               Decrease
                                      --------------               --------
                                    Amount     Percent       Amount       Percent
                                  --------    --------      --------    --------
                                                  ($ in thousands)
Comparable Chi-Chi's              $ (3,344)       (5.1)%    $(18,690)       (9.1)%
Comparable El Torito                   (56)       (0.1)         (632)       (0.4)
                                  --------    --------      --------    --------

        Total                     $ (3,400)       (2.9)%    $(19,322)       (5.2)%
                                  ========    ========      ========    ========


         El Torito comparable sales in the third quarter were basically flat as compared to the same period in 1996. El Torito has hired a new advertising agency, Grey Advertising, to continue to refine and build upon its long-term marketing strategy, positioning El Torito as a "Mexican Getaway." Both television and radio commercials are being utilized to communicate this position. In addition, the theme is incorporated into all in-store materials and menus.

         Chi-Chi's also launched a new marketing direction at the end of the first quarter of 1997 with the support of a new advertising agency, Campbell Mithun Esty, to reposition the Chi-Chi's concept as a value-oriented, fun Mexican restaurant. The new campaign message that "life always needs a little salsa" builds upon consumer research findings that people think of the food product, salsa, when they think of Chi-Chi's. In addition, the broader imagery of "salsa" is meant to imply fun and excitement. Chi-Chi's will be further emphasizing the value component in its fourth quarter advertising plans. Comparable Chi-Chi's sales in the third quarter of 1997 compared to the same period in the prior year improved 4.1 percentage points versus the second quarter of 1997 which was down 9.2% as compared to the same period in 1996. This was in addition to a 3.5 percentage point improvement in the second quarter of 1997 versus the first quarter of 1997. Although the Company believes that such improvement is a result of the new advertising campaign that began at the end of the first quarter of 1997, there can be no assurances that the advertising campaign will continue to result in improved comparable sales versus prior periods.

         Product cost of $30,744,000 for the third quarter of 1997 decreased by $4,041,000 or 11.6% as compared to the same period in 1996. For the first nine months of 1997, product cost of $93,905,000 decreased $74,493,000 or 44.2% as compared to the same period in 1996. The decreases are primarily due to the sale of the Family Restaurant Division which accounts for $54,187,000 or 72.7% of the first nine months' decline, as well as the impact of the 17 restaurants sold or closed since the end of the third quarter of 1996. In addition, El Torito and Chi-Chi's cost reduction strategies further contributed to product cost savings by revising product specifications, reducing the number of ingredients used and controlling inventories. As a percentage of sales, product cost declined to 26.4% in the third quarter of 1997 as compared to 27.1% in the same period of 1996 and declined to 26.5% for the first nine months of 1997 as compared to 27.8% in the same period of 1996.

         Payroll and related costs of $41,081,000 for the third quarter of 1997 decreased by $8,911,000 or 17.8% as compared to the same period in 1996. For the first nine months of 1997, payroll and related costs of $124,451,000 decreased by $106,302,000 or 46.1% as compared to the same period in 1996. The decreases are primarily due to the sale of the Family Restaurant Division which accounts for $72,997,000 or 68.7% of the first nine months' decline, as well as the impact of the 17 restaurants sold or closed since the end of the third quarter of 1996. As a percentage of sales, payroll and related costs decreased to 35.2% in the third quarter of 1997 as compared to 38.9% in the same period in 1996 and declined to 35.1% for the first nine months of 1997 as compared to 38.0% in the same period of 1996 due in part to savings realized from the El Torito and Chi-Chi's cost reduction strategies which have focused on improving labor scheduling and efficiencies. The improvement in payroll and related costs was offset, in part, by the impact of the minimum wage increases nationally on October 1, 1996 and September 1, 1997 and on March 1, 1997 in California.

         The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective October 1, 1996, the Federal minimum wage was increased from $4.25 to $4.75, and effective September 1, 1997, it was further increased to $5.15. However, a provision of the new measure effectively freezes the minimum wage for tipped employees at current levels by increasing the allowable tip credit in those states which allow for a tip credit. Furthermore, California voters approved a proposition on November 5, 1996 that increased the state's minimum wage to $5.00 on March 1, 1997 and will further increase the minimum wage to $5.25 on March 1, 1998. In response to the minimum wage increases on October 1, 1996 and March 1, 1997, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Menu prices had not been increased at Chi-Chi's during the first nine months due to marketing strategies and the fact that Chi- Chi's experienced a lesser impact from the Federal minimum wage increases due to the increased allowable tip credit in certain states. However, Chi-Chi's did raise menu prices in October 1997 as a result of the cumulative impact of these minimum wage increases.

         Occupancy and other operating expenses of $32,653,000 for the third quarter of 1997 increased by $430,000 or 1.3% as compared to the same period in 1996. For the first nine months of 1997, occupancy and other operating expenses of $99,077,000 decreased by $49,877,000 or 33.5% as compared to the same period in 1996. The decrease for the first nine months is primarily due to the sale of the Family Restaurant Division which accounts for $37,568,000 or 75.3% of the first nine months' decline, as well as the impact of the 17 restaurants sold or closed since the end of the third quarter of 1996. As a percentage of sales, occupancy and other operating expenses increased to 28.0% in the third quarter of 1997 as compared to 25.1% in the same period in 1996 and increased to 27.9% for the first nine months of 1997 as compared to 24.6% in the same period of 1996. These increases primarily reflect (i) the impact of declining sales without an offsetting reduction in fixed expenses, (ii) an increase in planned media spending in both El Torito and Chi-Chi's in connection with the implementation of new marketing campaigns in 1997 to reposition both concepts and (iii) the lower occupancy and other operating expenses as a percentage of sales in the Family Restaurant Division in the first nine months of 1996.

         Depreciation and amortization of $5,584,000 for the third quarter of 1997 decreased by $213,000 or 3.7% as compared to the same period in 1996. For the first nine months of 1997, depreciation and amortization of $16,768,000 decreased by $11,983,000 or 41.7% as compared to the same period in 1996. The nine month decline reflects the sale of the Family Restaurant Division which accounts for $11,162,000 or 93.1% of the decline.

         General and administrative expenses of $7,395,000 for the third quarter of 1997 and $21,837,000 for the first nine months of 1997 decreased by $610,000 or 7.6% and $11,456,000 or 34.4%, respectively, as compared to the same periods of 1996. The nine month decline is primarily due to the sale of the Family Restaurant Division and the elimination of its direct and allocated general and administrative expenses which amounted to $10,014,000 for the first nine months of 1996. The Company eliminated 134 positions in its Louisville corporate office and 52 positions in its Irvine corporate offices in connection with its reorganization after the sale of the Family Restaurant Division. As a percentage of sales, general and administrative expenses increased to 6.3% in the third quarter of 1997 and 6.2% in the first nine months of 1997 as compared to 6.2% and 5.5%, respectively, in the same periods of 1996 primarily reflecting general and administrative expenses spread over fewer restaurants. Management continues to closely evaluate the Company's general and administrative cost structure for savings opportunities in light of the sale of the Family Restaurant Division.

         The Company reported a loss on disposition of properties of $0.3 million in the third quarter of 1997 and $2.2 million for the first nine months of 1997 as compared to a loss of $1.0 million for the third quarter in 1996 and $5.2 million for the first nine months of 1996. These amounts reflect losses associated with restaurant divestments and closures in such periods.

         In the second quarter of 1997, the Company recorded a $2.6 million write-down of long-lived assets to reduce the carrying value of eighteen unprofitable Chi-Chi's restaurants to their estimated fair market value.

         The Company reported no restructuring costs during the first nine months of 1997 as compared to $1.0 million in the third quarter of 1996 and $5.6 million in the first nine months of 1996. These costs were primarily related to amounts paid to consultants, professional fees, severance and related costs, and other restructuring-related expenses that were not incurred during the same periods in 1997.

         Interest expense, net for the third quarter of 1997 of $5,002,000 increased by $875,000 or 21.2% as compared to the same period in 1996. Interest expense, net for the first nine months of 1997 of $13,964,000 decreased by $18,640,000 or 57.2% as compared to the same period in 1996. The nine month decrease was primarily the result of (i) lower interest expense due to the repurchases of $181.0 million aggregate principal amount of the Company's Senior Notes and $119.1 million aggregate principal amount of its Discount Notes in the third and fourth quarters of 1996, (ii) the repayment of outstanding revolving debt under the Company's old credit facility with Credit Lyonnais in May 1996 and (iii) the elimination of the Family Restaurant Division's interest costs, primarily for capitalized lease obligations. For the third quarter, these decreases were more than offset by the net increase due to the issuance of the Senior Discount Notes and the accretion of interest thereon, partially offset by the elimination of interest expense associated with the $15.6 million of Senior Notes received as part of the exchange on August 12, 1997.

         The Company recorded a gain of $62.6 million in the second and third quarters of 1996 as a result of the sale of the Family Restaurant Division.

         On October 15, 1997, Chi-Chi's entered into a binding term sheet agreement with its licensee, Chi-Chi's International Operations, Inc.
("CCIO"), whereby the parties agreed to resolve various ongoing disputes.
Under the general provisions of the term sheet, (i) the rights to develop Chi-Chi's restaurants throughout the world, except in areas of currently existing Chi-Chi's franchises, shall be transferred back to Chi-Chi's; (ii) for a period of five years, CCIO shall operate the existing 16 international Chi-Chi's restaurants for Chi-Chi's in exchange for a fee equal to all royalties and fees payable from the international franchisees and licensees;
(iii) CCIO has the right to convert the existing 16 international Chi-Chi's restaurants to other concepts; and (iv) under certain conditions, Chi-Chi's has the right to terminate the management arrangement with CCIO within five years. As a result of the term sheet, Chi-Chi's will not receive any royalties or license fees from CCIO or the currently existing international Chi-Chi's restaurant operations until Chi-Chi's terminates the management agreement with CCIO. In 1996, Chi-Chi's received no royalties from CCIO due to a payment abatement, and for the first nine months of 1997, Chi-Chi's has received royalties of $21,000 from CCIO.

SELECTED DIVISION OPERATING DATA.

         The Company primarily operates full-service Mexican restaurants in two divisions under the El Torito, Chi-Chi's, Casa Gallardo and other names. At September 28, 1997 the Company's El Torito restaurant division operated 97 full-service restaurants and the Company's Chi-Chi's restaurant division operated 180 full-service restaurants.

         The following table sets forth certain information regarding the Company, its El Torito and Chi-Chi's restaurant divisions, and the various operations divested in 1996.

                                                         For the Quarter Ended         For the Nine Months Ended
                                                       -------------------------       -------------------------
                                                       Sept. 28,        Sept. 29,      Sept. 28,       Sept. 29,
                                                          1997            1996            1997            1996
                                                       ---------       ---------       ---------       ---------
                                                             ($ in thousands, except average check amount)
El Torito Restaurant Division
Restaurants Open at End of Period:
  Owned/operated                                              97              98              97              98
  Franchised and Licensed                                      7               5               7               5
Sales                                                  $  54,961       $  55,258       $ 167,341       $ 168,285
Divisional EBITDA (a)                                      4,672           3,015          15,108          10,364
Percentage decrease in comparable restaurant sales          (0.1)%          (4.4)%          (0.4)%          (3.9)%
Average check                                          $    9.75       $    9.36       $    9.70       $    9.37

Chi-Chi's Restaurant Division
Restaurants Open at End of Period:
  Owned/operated                                             180             186             180             186
  Franchised and Licensed                                     16              21              16              21
Sales                                                  $  61,624       $  66,207       $ 187,325       $ 215,588
Divisional EBITDA (a)                                         65             789             423          (4,845)
Percentage decrease in comparable restaurant sales          (5.1)%         (13.9)%          (9.1)%         (12.5)%
Average check                                          $    7.37       $    7.31       $    7.45       $    7.36

Ongoing Operations
Restaurants Open at End of Period:
  Owned/operated                                             277             284             277             284
  Franchised and Licensed                                     23              26              23              26
Sales                                                  $ 116,585       $ 121,465       $ 354,666       $ 383,873
Divisional EBITDA (a)                                      4,737           3,804          15,531           5,519

Divested Operations (b)
Restaurants Open at End of Period:
  Owned/operated                                               0              12               0              12
  Franchised and Licensed                                      0               0               0               0
Sales                                                  $       0       $   7,078       $       0       $ 222,745
Divisional EBITDA (a)                                          0            (322)              0          19,366

Total Company
Restaurants Open at End of Period:
  Owned/operated                                             277             296             277             296
  Franchised and Licensed                                     23              26              23              26
Sales                                                  $ 116,585       $ 128,543       $ 354,666       $ 606,618
EBITDA (c)                                                 4,682           3,538          15,396          25,220

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

                 *  4 (e)      Note Agreement Dated as of August 12, 1997
                               Re: Up to $75,000,000 FRI-MRD Corporation Senior
                               Discount Notes Due January 24, 2002.

                * 10  (hh)     Amendment Number Two to Loan and Security
                               Agreement dated as of August 12, 1997 by and among the parties thereto.

                * 27           Financial Data Schedule.

         (b)     Reports on Form 8-K.

                 None.


__________
* Filed herewith.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Family Restaurants, Inc.
                                       (Registrant)


                                       By: /S/ Robert T. Trebing, Jr.
                                          ------------------------------------
                                               Robert T. Trebing, Jr.
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Date:  November 12, 1997