Form 10-K405
period 1997-12-28
FAMILY RESTAURANTS
filed 1998-03-30
CIK 813856

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


  X    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
-----  Act of 1934

For the fiscal year ended December 28, 1997 or

       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

                         Commission file number 33-14051

                            FAMILY RESTAURANTS, INC.

Incorporated in Delaware          I.R.S. Employer Identification No. 33-0197361
                --------                                             ----------

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [X] No [ ]

Index to exhibits appears on page 33.

The common stock of the registrant is not publicly traded. Therefore, the aggregate market value of voting stock held by non-affiliates is not readily determinable.

Number of shares of outstanding common stock as of March 27, 1998 is 988,285.

                            FAMILY RESTAURANTS, INC.

                                     PART I

Item 1.  BUSINESS

BACKGROUND

        Family Restaurants, Inc. (together with its subsidiaries, the "Company") was incorporated in Delaware in 1986 and is primarily engaged in the operation of full-service restaurants through its subsidiaries. At December 28, 1997, the Company operated 275 restaurants in 30 states, with approximately 65% of its restaurants located in California, Ohio, Pennsylvania, Michigan, Illinois and Indiana. Additionally, as of December 28, 1997, the Company was the franchisor and licensor of two restaurants in the United States and 23 restaurants outside the United States. See "--Franchised and Licensed Restaurants."

        On January 27, 1994, Apollo FRI Partners, L.P. ("Apollo"), Green Equity Investors, L.P. ("GEI") and Foodmaker, Inc. ("Foodmaker") acquired approximately 98% of the then outstanding common stock, par value $.01 per share (the "Common Stock"), of the Company. Concurrently, Chi- Chi's, Inc. ("Chi-Chi's") was merged with and into a subsidiary of the Company. On November 20, 1995, Apollo entered into an Exchange Agreement with Foodmaker and GEI, pursuant to which, among other things, (i) on December 20, 1995, Foodmaker transferred all of the shares of the Common Stock and the Warrant (as defined below) owned by it to Apollo and
(ii) on November 20, 1995, GEI transferred 19,609 shares of the Common Stock held by it to Apollo. See "--Change in Control."

        On May 23, 1996, the Company completed the sale of its family restaurant division, which operated full-service family-style restaurants primarily under the Coco's and Carrows names (the "Family Restaurant Division"), to FRD Acquisition Co. ("FAC"), an indirect, wholly-owned subsidiary of Flagstar Companies, Inc. (now known as Advantica Restaurant Group, Inc.) ("Flagstar"), in exchange for $125 million cash, $150 million principal amount of 12-1/2% Senior Notes due in 2004 (the "FRD Notes") and the assumption of $31.5 million of long-term debt, primarily consisting of capitalized lease obligations. Based on the subsequent completion of a closing balance sheet, the purchase price was increased and such increase was satisfied by the issuance of $6.9 million in additional FRD Notes. See "--Sale of Family Restaurant Division."

        On July 3, 1996, the Company repurchased $151.0 million aggregate principal amount of its 9-3/4% Senior Notes due 2002 (the "Senior Notes") and $108.6 million aggregate principal amount of its 10-7/8% Senior Subordinated Discount Notes due 2004 (the "Discount Notes" and together with the Senior Notes, the "Notes") in exchange for (or from the proceeds from the sale of) $133.5 million aggregate principal amount of the FRD Notes. In separate transactions, the Company repurchased (i) an additional $8.5 million aggregate principal amount of its Discount Notes in the third quarter of 1996 and (ii) an additional $30.0 million aggregate principal amount of its Senior Notes and an additional $2.0 million aggregate principal amount of its Discount Notes in the fourth quarter of 1996. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources--Liquidity."

        On January 10, 1997, the Company entered into a five-year, $35 million credit facility (the "Foothill Credit Facility") with Foothill Capital Corporation ("Foothill") to provide for the ongoing working capital needs of the Company. The Foothill Credit Facility, which replaced the Company's old credit facility with Credit Lyonnais (the "Old Credit Facility"), provides for up to $15 million in revolving cash borrowings and up to $35 million in letters of credit (less the outstanding amount of revolving cash borrowings). The Foothill Credit Facility is secured by substantially all of the real and personal property of the Company and contains customary restrictive covenants, including the maintenance of certain financial ratios. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources--Liquidity."

        On August 12, 1997, FRI-MRD Corporation (a wholly-owned subsidiary of the Company) ("FRI-MRD") issued new senior discount notes (the "Senior Discount Notes") in the face amount of $61 million at a price of approximately 75% of par. The Senior Discount Notes are due on January 24, 2002 and accrete at a rate of 15% per annum until July 31, 1999, and thereafter, interest will be payable in cash semi-annually at the rate of 15% per annum. The $61 million of Senior Discount Notes were issued to an existing holder of the Company's Senior Notes in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash, and are part of an agreement pursuant to which FRI-MRD had the ability to issue up to a maximum of $75 million of Senior Discount Notes. In January 1998, FRI-MRD issued the remaining $14 million in face value of the Senior Discount Notes available under such agreement to the same purchaser at a price of 83% of par. FRI-MRD received approximately $11.6 million in cash as a result of this subsequent sale. Proceeds from the sales of the Senior Discount Notes will be used to fund the Company's capital expenditure programs and for general corporate purposes. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources-- Liquidity."

        Unless the context otherwise requires, reference to the "Company" refers to The Restaurant Enterprises Group, Inc. and its consolidated subsidiaries (not including Chi-Chi's) when used with respect to historical information relating to periods prior to January 27, 1994 included herein, and refers to Family Restaurants, Inc. and its consolidated subsidiaries when used with respect to information relating to periods after January 27, 1994.

ONGOING RESTAURANT OPERATIONS

        The Company operated 275 restaurants primarily under the Chi-Chi's, El Torito and Casa Gallardo names as of December 28, 1997. The Chi-Chi's, El Torito and Casa Gallardo restaurants serve moderately priced, high-quality Mexican food and a wide selection of alcoholic beverages. The Company is the largest operator of full-service Mexican restaurants in the United States, based upon both number of restaurants and annual revenues. The average food check per person (excluding alcoholic beverage sales) is approximately $7.62 for Chi-Chi's, $9.49 for El Torito and $8.11 for Casa Gallardo restaurants. Chi-Chi's restaurants generally contain from 5,000 to 10,600 square feet of floor space and accommodate approximately 200 to 400 guests in the restaurant and lounge. El Torito restaurants generally contain from 8,000 to 10,000 square feet of floor space and accommodate approximately 300 to 400 guests in the restaurant and lounge. The Company's restaurants are generally located in freestanding buildings in densely populated suburban areas, and the Company believes their festive atmosphere and moderate prices are especially appealing to family clientele.

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

EMPLOYEES

        At December 28, 1997, the Company had 17,520 employees, of whom 16,038 were restaurant employees, 1,134 were field management and 348 were corporate personnel. Employees are paid on an hourly basis, except restaurant managers, corporate and field management and administrative personnel. Restaurant employees include a mix of full-time and part-time, mostly hourly personnel, enabling the Company to provide services necessary during hours of restaurant operations. The Company has not experienced any significant work stoppages and believes its labor relations are good.

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

        The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective October 1, 1996, the Federal minimum wage was increased from $4.25 to

$4.75, and effective September 1, 1997, it was further increased to $5.15. However, a provision of the new measure effectively froze the minimum wage for tipped employees at current levels by increasing the allowable tip credit in those states which allow for a tip credit. Furthermore, California voters approved a proposition on November 5, 1996 that increased the state's minimum wage to $5.00 on March 1, 1997 and further increased the state's minimum wage to $5.25 on March 1, 1998. In response to the minimum wage increases on October 1, 1996, March 1, 1997 and March 1, 1998, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Menu prices were not increased at Chi-Chi's during the first nine months of 1997 due to marketing strategies and the fact that Chi-Chi's experienced a lesser impact from the Federal minimum wage increases due to the increased allowable tip credit in certain states. However, Chi-Chi's did raise menu prices in October 1997 as a result of the cumulative impact of these minimum wage increases. At the request of President Clinton, the Congress is considering further increases in the Federal minimum wage over the next two years.

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

        Currently, the Company franchises and licenses two restaurants in the United States and 23 restaurants internationally. The Company began franchising its El Torito concept both domestically and internationally in 1997. See "--Franchised and Licensed Restaurants." The Company believes its franchises are operating in substantial compliance with applicable laws and regulations governing such operations.

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

FRANCHISED AND LICENSED RESTAURANTS

        In May 1994, El Torito Restaurants, Inc. ("El Torito") and Coco's Restaurants, Inc. ("Coco's"), a former indirect subsidiary of the Company, entered into a license agreement, which, among other things, granted to Coco's an exclusive right and license that permits Coco's to grant other parties a sublicense to develop the Company's El Torito Mexican restaurant concept in Japan. As a result, in April 1995, Coco's entered into a Technical Assistance and License Agreement, which, among other things, granted to Coco's Japan Co., Ltd. ("CJCL") the right to develop the Company's El Torito Mexican restaurant concept in Japan. At December 28, 1997, CJCL operated six El Torito restaurants in Japan.

        On October 15, 1997, Chi-Chi's entered into a binding term sheet agreement with its licensee, Chi-Chi's International Operations, Inc. ("CCIO"), whereby the parties agreed to resolve various ongoing disputes. Under the general provisions of the term sheet, (i) the rights to develop Chi-Chi's restaurants throughout the world, except in areas of currently existing Chi-Chi's franchises, have been transferred back to Chi-Chi's; (ii) for a period of five years, CCIO shall operate the existing 16 international Chi-Chi's restaurants for Chi-Chi's in exchange for a fee equal to all royalties and fees payable from the international franchisees and licensees; (iii) CCIO has the right to convert the existing 16 international Chi-Chi's restaurants to other concepts; and (iv) under certain conditions, Chi-Chi's has the right to terminate the management arrangement with CCIO within five years. As a result of the term sheet, Chi-Chi's will not receive any royalties or license fees from CCIO or the currently existing international Chi-Chi's restaurant operations until Chi-Chi's terminates the management agreement with CCIO. In 1996, Chi-Chi's received no royalties from CCIO due to a payment abatement, and during 1997, Chi-Chi's received royalties of $16,000 from CCIO.

        In 1996, the Company established El Torito Franchising Company ("ETFC") to market domestically and internationally the El Torito Mexican restaurant concept. At December 28, 1997, ETFC was authorized to sell franchises in 41 states. On January 16, 1997, ETFC entered into a Master Franchise and Development Agreement with Evliyaoglu Ltd. ("EL"), pursuant to which EL was granted the rights to develop 50 El Torito restaurants over 15 years in Turkey. At December 28, 1997, EL operated one El Torito restaurant in Turkey.

        As described above, under existing license and other franchise agreements, six El Torito restaurants are operated in Japan, one El Torito restaurant is operated in Turkey, two El Torito restaurants are operated in the United States and 16 Chi-Chi's restaurants are operated in international markets. Franchise and license fees were $219,000 for the year ended December 28, 1997. This compares to $1,605,000 for the year ended December 29, 1996 and $4,824,000 for the year ended December 31, 1995, of which 92% and 84%, respectively, were from Coco's restaurants licensed by CJCL. The license arrangement for Coco's restaurants was transferred to Flagstar upon completion of the sale of the Family Restaurant Division.

CHANGE IN CONTROL

        On November 20, 1995, Apollo entered into an Exchange Agreement with each of Foodmaker and GEI (the "Exchange Agreements") pursuant to which, among other things, (i) on December 20, 1995 Foodmaker transferred all of the shares of Common Stock and a warrant to purchase, at an aggregate exercise price of $26.7 million, 10% of the Common Stock outstanding assuming the full exercise thereof (the "Warrant") held by it to Apollo, (ii) on November 20, 1995 GEI transferred 19,609 shares of Common Stock held by it to Apollo and (iii) the Shareholders' Agreement, dated as of January 27, 1994, by and among Apollo, GEI and Foodmaker (the "Shareholders' Agreement") was terminated as between themselves and the Company. In connection with the foregoing, Jackson W. Goodall, Jr., Charles W. Duddles and Edward Gibbons, the three members of the Company's Board of Directors (the "Board") nominated by Foodmaker pursuant to the Shareholders' Agreement, and Leonard I. Green and Jonathan D. Sokoloff, the two members of the Board nominated by GEI, resigned from the Board and from all other positions, if any, held with the Company or its subsidiaries. The foregoing transactions were consummated after the lenders under the Old Credit Facility, in connection with their consent to an amendment thereto, required certain of the Company's shareholders to purchase a participation in certain loans under such agreement. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources." Apollo agreed to purchase such participation and, in consideration therefor, Foodmaker and GEI agreed to the transactions set forth above.

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

SALE OF FAMILY RESTAURANT DIVISION

        On May 23, 1996, the Company completed the sale of the Family Restaurant Division to Flagstar in exchange for $125 million cash, $150 million principal amount of the FRD Notes and the assumption of $31.5 million of long-term debt, primarily consisting of capitalized lease obligations. Based on the subsequent completion of a closing balance sheet, the purchase price was increased and such increase was satisfied by the issuance of $6.9 million in additional FRD Notes. The Company recorded a gain of $62.6 million on the sale of the Family Restaurant Division, which gain included the effect of the increase in purchase price of $6.9 million discussed above. Cash proceeds from the sale were used to pay indebtedness outstanding under the Old Credit Facility of $82 million, help fund the repurchases of the Notes and for general corporate purposes. As of March 27, 1998, the Company had sold or exchanged $153.65 million aggregate principal amount of the FRD Notes. The remaining balance of $3.25 million is restricted until the fourth anniversary of the sale in accordance with the sale agreement with Flagstar to secure potential future indemnity claims. The remaining FRD Notes are carried at their fair value which approximates their cost.


Item 2.  PROPERTIES

        Of the 275 restaurants operated by the Company as of December 28, 1997, the Company owned the land and building for 34, owned the building and leased the land for 53 and leased both land and building for the remaining 188 restaurants. The restaurants are primarily free-standing units ranging from approximately 5,000-10,000 square feet. Most of the leases provide for the payment of a base rental or approximately 5% to 6% of gross sales, whichever is greater, plus real estate taxes, insurance and other expenses.

        The leases (assuming exercise of all options) have terms expiring as follows:

                                 Number of
  Lease Expiration              Restaurants
  ----------------              -----------
   1998-2002                          12
   2003-2007                          19
   2008-2012                          46
   2013-2017                          56
   2018 and later                    108
                                     ---
        Total                        241
                                     ===


        In addition, the Company owns a 43,120 square-foot building in Irvine, California which houses support personnel for the Company. The Company leases 34,200 square feet of space in an office building in Irvine, California which houses El Torito operations staff, the Company's headquarters personnel and certain support functions of the Company. The Company also leases 26,270 square feet of space in a building in Louisville, Kentucky which houses the Chi-Chi's operations and support functions and various other smaller offices and warehouses.

        Substantially all of the Company's assets have been pledged under the Foothill Credit Facility. However, of the 87 owned restaurants at December 28, 1997 (building or land and building), six were subject to security interests in favor of other third parties.

        The following table details the Company-operated restaurants by state of operation as of December 28, 1997.

                                                                            Total
                                                                          Number of
State                                   Chi-Chi's         El Torito      Restaurants
-----                                   ---------         ---------      -----------
California                                  --               76               76
Ohio                                        28               --               28
Pennsylvania                                25               --               25
Michigan                                    17               --               17
Illinois                                    15                1               16
Indiana                                     14                2               16
Maryland                                    10               --               10
Missouri                                     2                8               10
Virginia                                    10               --               10
Wisconsin                                   10               --               10
Minnesota                                    7               --                7
New Jersey                                   7               --                7
Iowa                                         6               --                6
Kentucky                                     6               --                6
New York                                     5               --                5
Florida                                      1                2                3
Kansas                                       3               --                3
Massachusetts                                3               --                3
Oregon                                      --                3                3
West Virginia                                3               --                3
Arizona                                     --                2                2
Colorado                                     1               --                1
Connecticut                                  1               --                1
Delaware                                     1               --                1
Nebraska                                     1               --                1
Nevada                                      --                1                1
North Carolina                               1               --                1
North Dakota                                 1               --                1
South Dakota                                 1               --                1
Washington                                  --                1                1
                                           ---              ---              ---
  Total                                    179               96              275
                                           ===              ===              ===

Item 3.  LEGAL PROCEEDINGS

        The Company is involved in various litigation matters incidental to its business. The Company does not believe that any of the claims or actions filed against it will have a material adverse effect upon the consolidated financial position or results of operations of the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On August 7, 1997, Apollo, the majority stockholder of the Company, acting by written consent, consented to the contribution by the Company to FRI-MRD of $215.4 million of debt payable by Chi-Chi's to the Company. On August 7, 1997, Apollo, the majority stockholder of the Company, acting by written consent, consented to the gratuitous forgiveness of $30.8 million of intercompany debt owed by FRI-MRD to the Company. On October 20, 1997, Apollo, the majority stockholder of the Company, acting by written consent, authorized and approved the amendment and restatement of the Company's Value Creation Units Plan, which Amended and Restated Value Creation Units Plan is attached to this Form 10-K as Exhibit 10(dd).

                                     PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

        There is no established public trading market for the Common Stock. Accordingly, earnings per common share information has not been presented.

        At March 27, 1998, there were 84 stockholders of record of Common Stock. No other class of stock was outstanding as of that date. No dividends have been paid by the Company to its common stockholders.

        Each of the indentures, as amended, (collectively, the "Indentures") governing the Company's outstanding Senior Notes and Discount Notes, the note agreement governing the FRI-MRD Senior Discount Notes and the Foothill Credit Facility imposes restrictions on the Company's ability to pay dividends.

 Item 6.  SELECTED FINANCIAL DATA
            ($ in thousands)



                                                                                Successor Company(1)
                                                           -------------------------------------------------------------
                                                                                                           As of and for
                                                                  As of and for the Years Ended              the Eleven
                                                           --------------------------------------------     Months Ended
                                                              Dec. 28,         Dec. 29,       Dec. 31,         Dec. 25,
                                                                1997             1996           1995             1994
                                                           -----------      -----------      -----------      -----------
INCOME STATEMENT DATA:

Sales                                                      $   463,724      $   724,229      $ 1,134,359      $ 1,048,674
Cost of Sales:
  Product cost                                                 123,803          200,379          322,194          293,413
  Payroll and related costs                                    162,807          273,536          419,185          377,569
  Occupancy and other operating expenses                       129,428          181,730          275,164          243,147
Depreciation and amortization                                   22,583           34,475           57,836           48,646
General and administrative expenses                             30,186           41,742           56,245           49,059
Gain (loss) on disposition of properties                        (3,885)          (8,600)         (12,067)          (5,685)
Gain on sale of division                                             0           62,601                0                0
Provision for divestitures and write-down of
  long-lived assets                                              2,640                0           44,500          144,780(2)
Restructuring costs                                                  0            6,546            4,392                0
Debt restructuring costs                                             0                0                0                0
Reorganization items                                                 0                0                0                0
Interest expense, net                                           19,476           36,725           65,277           51,419
Income tax provision                                               509              890            1,208            1,773
                                                           -----------      -----------      -----------      -----------
Income (loss) before extraordinary item                        (31,593)           2,207         (123,709)        (166,817)
Extraordinary gain on extinguishment of debt                         0          134,833                0            2,941
                                                           -----------      -----------      -----------      -----------
Net income (loss)                                              (31,593)         137,040         (123,709)        (163,876)
Preferred dividends                                                  0                0                0                0
                                                           -----------      -----------      -----------      -----------

Net income (loss) attributable to common shares            $   (31,593)     $   137,040      $  (123,709)     $  (163,876)
                                                           ===========      ===========      ===========      ===========

BALANCE SHEET DATA:

Working capital (deficiency)                               $   (66,412)     $   (85,524)     $    45,114(3)   $  (155,481)
Current assets                                                  45,117           46,612          267,077           43,015
Total assets                                                   289,768          307,606          551,270          734,598
Current liabilities                                            111,529          132,136          221,963          198,496
Liabilities subject to settlement under reorganization
  proceedings                                                        0                0                0                0
Non-current portion of long-term debt, including
  capitalized lease obligations                                199,955          165,325          455,203(5)       536,495
Redeemable cumulative exchangeable preferred stock                   0                0                0                0
Common stockholders' equity (deficit)                          (26,194)           5,399         (131,576)          (7,259)

SELECTED CONSOLIDATED FINANCIAL RATIOS
  AND OTHER DATA:

EBITDA (6)                                                 $    17,500      $    26,842      $    61,571      $    85,486
Net income (loss)                                              (31,593)         137,040         (123,709)        (163,876)
Net cash provided by (used in) operating activities            (13,105)         (21,857)           6,083           18,346
Capital expenditures                                            13,588            9,848           38,022           65,618
Net cash provided by (used in) investing activities            (16,631)         165,024          (19,615)         (64,167)
Net cash provided by (used in) financing activities             28,434         (117,717)          13,663           31,858
Restaurants open at end of period                                  275              281              670              702
Ratio of EBITDA to interest expense                              0.90x            0.73x            0.94x            1.66x


                                                                Predecessor Company(1)
                                                            -------------------------------

                                                             For the One      As of and for
                                                            Month Ended        the Year
                                                               Jan. 26,         Dec. 26,
                                                                1994             1993
                                                             -----------      -----------
INCOME STATEMENT DATA:

Sales                                                        $    64,741      $   884,910
Cost of Sales:
  Product cost                                                    19,184          259,512
  Payroll and related costs                                       24,780          331,747
  Occupancy and other operating expenses                          13,712          197,797
Depreciation and amortization                                      2,800           32,224
General and administrative expenses                                4,071           44,164
Gain (loss) on disposition of properties                              12           (4,916)
Gain on sale of division                                               0                0
Provision for divestitures and write-down of
  long-lived assets                                                    0           10,400
Restructuring costs                                                    0                0
Debt restructuring costs                                               0            4,239
Reorganization items                                             479,427           (1,091)
Interest expense, net                                              4,097           50,276
Income tax provision                                                  55              658
                                                             -----------      -----------
Income (loss) before extraordinary item                          475,481          (52,114)
Extraordinary gain on extinguishment of debt                      72,561                0
                                                             -----------      -----------
Net income (loss)                                                548,042          (52,114)
Preferred dividends                                                1,698           20,232
                                                             -----------      -----------

Net income (loss) attributable to common shares              $   546,344      $   (72,346)
                                                             ===========      ===========

BALANCE SHEET DATA:

Working capital (deficiency)                                                  $   (95,209)
Current assets                                                                     77,109
Total assets                                                                      366,577
Current liabilities                                                               172,318
Liabilities subject to settlement under reorganization
  proceedings                                                                     320,194(4)
Non-current portion of long-term debt, including
  capitalized lease obligations                                                    78,658
Redeemable cumulative exchangeable preferred stock                                183,921
Common stockholders' equity (deficit)                                            (391,638)

SELECTED CONSOLIDATED FINANCIAL RATIOS
  AND OTHER DATA:

EBITDA (6)                                                   $     2,994      $    51,690
Net income (loss)                                                548,042          (52,114)
Net cash provided by (used in) operating activities              (18,252)          25,352
Capital expenditures                                                 779           20,064
Net cash provided by (used in) investing activities             (192,610)         (10,717)
Net cash provided by (used in) financing activities              223,754          (19,839)
Restaurants open at end of period                                    524              528
Ratio of EBITDA to interest expense                                0.73x(7)         1.03x(7)

(1) Reference to the "Predecessor Company" refers to The Restaurant Enterprises Group, Inc. and its consolidated subsidiaries (excluding Chi-Chi's) with respect to information relating to periods prior to January 27, 1994 included herein, and reference to the "Successor Company" refers to Family Restaurants, Inc. and its consolidated subsidiaries, giving effect to the acquisition on January 27, 1994, when Apollo, GEI and Foodmaker acquired approximately 98% of the Common Stock and Chi-Chi's was merged with and into a subsidiary of the Company.

(2) Chi-Chi's reported significant sales declines in the second half of 1994 which continued into 1995. These sales declines resulted in operating performance for Chi-Chi's which was significantly lower than anticipated when Chi-Chi's was acquired on January 27, 1994. These operating results caused the Company to reevaluate its business strategy for Chi-Chi's. Consistent with this strategic reevaluation, the Company revised its forecasts for the future operations of Chi-Chi's which resulted in a significant reduction in projected future cash flows and a lower valuation of the business. The Company determined that its projected results for Chi-Chi's would not support the future amortization of the remaining Chi-Chi's goodwill balance of $144,780,000 at December 25, 1994. Accordingly, the Company wrote off the remaining unamortized Chi-Chi's goodwill balance of $144,780,000 in the fourth quarter of 1994.

(3) Includes the impact of working capital loan classification of $79,815,000 in current liabilities and the classification of $240,077,000 in property held for sale as a current asset.

(4) Liabilities that were canceled and extinguished as part of the prepackaged joint plan of reorganization of the Company and REG-M Corp. were separately classified in the consolidated balance sheet at December 26, 1993 as liabilities subject to settlement under reorganization proceedings and include the following:


                                               1993
                                             --------
                                         ($ in thousands)
Old Senior Subordinated Notes                $191,928
Old Subordinated Notes                         78,916
Accrued interest                               52,720
Debt issuance and other costs                  (3,370)
                                             --------
                                             $320,194
                                             ========

(5) Excludes amounts related to the Family Restaurant Division and the traditional dinnerhouse restaurants which were held for sale.

(6) EBITDA is defined as earnings (loss) before gain (loss) on disposition of properties, provision for divestitures and write-down of long-lived assets, interest, taxes, depreciation and amortization. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

(7) Ratio of EBITDA to interest expense is based on the Company's historical capital structure which is not representative of the Company's capital structure subsequent to January 27, 1994.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain information and statements included in this Annual Report on Form 10-K, including those in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties that could result in actual results of the Company or the restaurant industry differing materially from expected results expressed or implied by such forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a restaurant company operating in a competitive environment, factors that could significantly impact expected results include (i) the development of successful marketing strategies for Chi-Chi's and El Torito, (ii) the effect of national, regional and local economic conditions, (iii) the availability of adequate working capital, (iv) competitive products and pricing, (v) changes in legislation, (vi) demographic changes, (vii) the ability to attract and retain qualified personnel, (viii) changes in business strategy or development plans,
(ix) business disruptions, (x) changes in consumer preferences, tastes and eating habits and (xi) increases in food and labor costs. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

LIQUIDITY AND CAPITAL RESOURCES

        LIQUIDITY

        The Company has been relying and will continue to rely primarily on internally generated funds, supplemented if necessary by working capital advances available under the Foothill Credit Facility, for its liquidity. In addition, FRI-MRD has raised approximately $45.6 million in cash from the issuance of the Senior Discount Notes to supplement its liquidity needs. The Company's viability has been and will continue to be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to comply with the terms of its financing agreements.

        Operating Cash Flow. For the year ending December 28, 1997, the Company reported EBITDA (defined as earnings (loss) before gain (loss) on disposition of properties, provision for divestitures and write-down of long-lived assets, interest, taxes, depreciation and amortization) of $17.5 million, compared to $8.0 million for the year ended December 29, 1996 for the comparable ongoing operations of El Torito and Chi-Chi's. The $9.5 million improvement was due to El Torito and Chi-Chi's cost reduction and reengineering strategies, which have improved operating margins.

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

        Working Capital Deficiency. The Company operates with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and
(iii) cash from sales is usually received before related accounts payable for food, beverages and supplies become due. The Company had a working capital deficiency of $66.4 million on December 28, 1997.

        Credit Facility. On January 10, 1997, the Company entered into the Foothill Credit Facility to provide for the ongoing working capital needs of the Company. The Foothill Credit Facility, which replaced the Old Credit Facility, provides for up to $15 million in revolving cash borrowings and up to $35 million in letters of credit (less the outstanding amount of revolving cash borrowings). The Foothill Credit Facility is secured by substantially all of the real and personal property of the Company and contains customary restrictive covenants, including the maintenance of certain financial ratios. The Company is in compliance with all financial ratios for the year ended December 28, 1997. Letters of credit are issued under the Foothill Credit Facility primarily to provide security for future amounts payable under the Company's workers' compensation insurance program ($15.5 million of such letters of credit were outstanding as of March 27, 1998). No revolving cash borrowings were outstanding as of March 27, 1998.

        Other. The Company sold the Family Restaurant Division on May 23, 1996 to Flagstar for $125 million cash, $150 million principal amount of the FRD Notes, and the assumption of $31.5 million of long-term debt, primarily consisting of capitalized lease obligations. Upon completion of the closing balance sheet, the purchase price was increased by $6.9 million and was satisfied by the issuance of $6.9 million in additional FRD Notes.

        On July 3, 1996, the Company repurchased $151.0 million aggregate principal amount of the Senior Notes and $108.6 million aggregate principal amount of the Discount Notes in exchange for (or from the proceeds from the sale of) $133.5 million aggregate principal amount of the FRD Notes. In separate transactions, the Company repurchased (i) an additional $8.5 million aggregate principal amount of its Discount Notes in the third quarter of 1996 and (ii) an additional $30.0 million aggregate principal amount of its Senior Notes and an additional $2.0 million aggregate principal amount of its Discount Notes in the fourth quarter of 1996.

        As of March 27, 1998, the Company had sold or exchanged $153.65 million aggregate principal amount of the FRD Notes. The remaining $3.25 million balance is restricted until the fourth anniversary of the sale in accordance with the sale agreement with Flagstar to secure potential future indemnity claims.

        On August 12, 1997, FRI-MRD issued the Senior Discount Notes in the face amount of $61 million to an existing holder of the Company's Senior Notes in exchange for $15.6 million of Senior

Notes plus approximately $34 million of cash. In January 1998, FRI-MRD issued the remaining $14 million in face value of the Senior Discount Notes to the same purchaser for approximately $11.6 million in cash. Proceeds from the sales of the Senior Discount Notes will be used to fund the Company's capital expenditure programs and for general corporate purposes. The Company is currently considering additional sources of cash, such as the sale of non-core assets.

        The Company continues to be highly leveraged and has significant debt service requirements. Although management believes that its current sources of cash should be sufficient to meet its operating and debt service requirements for the foreseeable future, there can be no assurance that the Company will be able to repay or refinance the Notes, or that FRI-MRD will be able to repay or refinance the Senior Discount Notes, at their respective maturities.

        CAPITAL RESOURCES

        Net cash used in investing activities was $16.6 million for the year ended December 28, 1997, including $13.6 million for capital expenditures, as compared to net cash provided by investing activities of $165.0 million for fiscal 1996 and net cash used in investing activities of $19.6 million for fiscal 1995. The net cash provided by investing activities for 1996 was primarily due to the completion of the sale of the Company's Family Restaurant Division and certain notes receivable.

        Capital expenditures of approximately $30 million are planned for fiscal 1998, including approximately $6 million devoted to normal improvements of the Company's restaurants. The Company is continuing its remodeling of both El Torito and Chi-Chi's restaurants and is committing approximately $13 million to $14 million for this purpose in fiscal 1998. The Company also anticipates opening up to seven new El Torito restaurants, including quick-service casual-style restaurants, and the Company is also planning to upgrade El Torito's in-store POS technology during fiscal 1998.

        By December 28, 1997, the Company had completed the remodeling of nine El Torito restaurants in the Los Angeles/Orange County market and 11 Chi-Chi's restaurants, primarily in the Detroit market. In addition, Chi-Chi's had completed the exterior painting of 78 restaurants. Certain of these newly painted Chi-Chi's restaurants also had other exterior improvements, including installation of new awnings. The Company has announced plans for an aggressive remodel program for the Chi-Chi's chain over the next three years. This program could cost up to $50 million.

        Included in 1998 capital spending are continuing expenditures to replace the Company's mainframe computer software applications with new software to be run in a client/server environment. The new software includes work flow capabilities allowing for improved processes and wider access to data. In addition, acquisition of the new software will insure that the Company's computer systems are year 2000 compliant. The Company spent $0.4 million during fiscal 1997 and expects to spend an additional $1.6 million on the new software and related hardware and installation costs in 1998. The project is expected to be completed before year-end 1998. The Company is requesting year 2000 compliance reports from significant vendors and service providers. If the computer systems of a significant vendor or service provider were not year 2000 compliant, it could have a material adverse effect on the Company.

RESULTS OF OPERATIONS

        As used herein, "comparable restaurants" are restaurants operated by the Company on the first day of the earlier fiscal year and that continued in operation through the last day of the later year being compared.

FISCAL YEAR 1997 AS COMPARED TO FISCAL YEAR 1996

        Total sales of $463,724,000 for 1997 decreased by $260,505,000 or 36.0%
as compared to 1996. The decrease was due to (i) the loss of sales from the Family Restaurant Division which was sold by the Company on May 23, 1996, (ii) sales decreases for restaurants sold or closed and (iii) sales declines in the comparable El Toritos and Chi-Chi's. The breakdown of the sales decline for 1997 is detailed below:


                                                            1997 Sales
                                                             Decreases
                                                            ----------
                                                         ($ in thousands)
Sales of the Family Restaurant Division                      $(194,464)
Decrease in Sales from Restaurants Sold or Closed              (42,995)
Decrease in Sales from Comparable Restaurants                  (23,046)
                                                            ----------
                                                             $(260,505)
                                                            ==========

        Sales for comparable restaurants of $456,965,000 for 1997 decreased by $23,046,000 or 4.8% compared to 1996. The decrease is comprised of a $21,816,000 or 8.2% decline in Chi-Chi's and a $1,230,000 or 0.6% decline in El Torito primarily reflecting a continuing competitive operating environment for restaurants.


                                       1997 Comparable
                                        Sales Decrease
                                    -----------------------
                                     Amount         Percent
                                    --------        -------
                                       ($ in thousands)
Comparable Chi-Chi's                $(21,816)        (8.2)%
Comparable El Torito                  (1,230)        (0.6)
                                    --------
     Total                          $(23,046)        (4.8)%
                                    ========         ====

        El Torito comparable sales for fiscal 1997 were down slightly as compared to the same period in 1996. El Torito has hired a new advertising agency, Grey Advertising, to continue to refine and build upon its long-term marketing strategy, positioning El Torito as a "Mexican Getaway." Both television and radio commercials are being utilized to communicate this position. In addition, the theme is incorporated into all in-store materials and menus.

        Chi-Chi's continued with its new marketing direction through the end of 1997 portraying the concept as a value-oriented, fun Mexican restaurant where you can "put a little salsa in your life." A new menu was introduced in December that expanded the product offerings to appeal to a greater segment of the population. Barbequed and grilled meats, related to Mexican cuisine, but not considered traditional Mexican dishes, were added along with additional Mexican entrees. To extend the marketing message with more emphasis on the food and value components, Chi-Chi's will work with Evans, Hardy & Young, formerly their media buyer, now their primary advertising agency. Chi- Chi's comparable sales trend for 1997 improved 5.4 percentage points over that of 1996 with comparable sales down 8.2% for 1997 as compared with the 1996 versus 1995 negative trend of 13.6% for the same group of restaurants. Although the Company believes that such improvement is a result of the new advertising campaign that began at the end of the first quarter of 1997, there can be no assurances that the advertising campaign will continue to result in improved comparable sales versus prior periods.

        Product cost of $123,803,000 for 1997 decreased by $76,576,000 or 38.2%
in 1997 as compared to 1996 primarily due to the sale of the Family Restaurant Division which accounts for $54,187,000 or 70.8% of the decrease, as well as the impact of the 47 other restaurants sold or closed since the end of fiscal 1995. In addition, El Torito and Chi-Chi's cost reduction strategies further contributed to product cost savings by revising product specifications, reducing the number of ingredients used and controlling inventories. As a percentage of sales, product cost declined to 26.7% in 1997 as compared to 27.7% in 1996.

        Payroll and related costs of $162,807,000 for 1997 decreased by $110,729,000 or 40.5% as compared to 1996 primarily due to the sale of the Family Restaurant Division which accounts for $72,997,000 or 65.9% of the decrease, as well as the impact of the 47 other restaurants sold or closed since the end of fiscal 1995. As a percent of sales, payroll and related costs decreased from 37.8% in 1996 to 35.1% in 1997 due in part to savings realized from the El Torito and Chi-Chi's cost reduction strategies which have focused on improving labor scheduling and efficiencies. The improvement in payroll and related costs was offset, in part, by the impact of the minimum wage increases nationally on October 1, 1996 and September 1, 1997 and on March 1, 1997 in California.

        The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective October 1, 1996, the Federal minimum wage was increased from $4.25 to $4.75, and effective September 1, 1997, it was further increased to $5.15. However, a provision of the new measure effectively froze the minimum wage for tipped employees at current levels by increasing the allowable tip credit in those states which allow for a tip credit. Furthermore, California voters approved a proposition on November 5, 1996 that increased the state's minimum wage to $5.00 on March 1, 1997 and further increased the state's minimum wage to $5.25 on March 1, 1998. In response to the minimum wage increases on October 1, 1996, March 1, 1997 and March 1, 1998, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Menu prices were not increased at Chi-Chi's during the first nine months of 1997 due to marketing strategies and the fact that Chi-Chi's experienced a lesser impact from the Federal minimum wage increases due to the increased allowable tip credit in certain states. However, Chi-Chi's did raise menu prices in October 1997 as a result of the cumulative impact of these minimum wage increases. At the request of President Clinton, the Congress is considering further increases in the Federal minimum wage over the next two years.

        Occupancy and other operating expenses of $129,428,000 for 1997 decreased by $52,302,000 or 28.8% as compared to 1996 primarily due to the sale of the Family Restaurant Division which accounts for $37,568,000 or 71.8% of the decrease, as well as the impact of the 47 other restaurants sold or closed since the end of fiscal 1995. As a percentage of sales, occupancy and other expenses increased from 25.1% in 1996 to 27.9% in 1997. These increases primarily reflect
(i) the impact of declining sales without an offsetting reduction in fixed expenses, (ii) an increase in planned media spending in both El Torito and Chi-Chi's in connection with the implementation of new marketing campaigns in 1997 to reposition both concepts and (iii) the lower occupancy and other operating expenses as a percentage of sales in the Family Restaurant Division in the first five months of 1996.

        Depreciation and amortization of $22,583,000 for 1997 decreased by $11,892,000 or 34.5% as compared to 1996 primarily due to the sale of the Family Restaurant Division which accounts for $11,162,000 or 93.9% of the decrease.

        General and administrative expenses of $30,186,000 for 1997 decreased by $11,556,000 or 27.7% as compared to 1996 primarily due to the sale of the Family Restaurant Division and the elimination of its direct and allocated general and administrative expenses of $10,014,000. The Company eliminated 134 positions in its Louisville corporate office and 52 positions in its Irvine corporate offices in connection with its reorganization after the sale of the Family Restaurant Division. As a percentage of sales, general and administrative expenses increased from 5.8% in 1996 to 6.5% in 1997 primarily reflecting general and administrative expenses spread over fewer restaurants. Management continues to closely evaluate the Company's general and administrative cost structure for savings opportunities.

        The Company reported a loss on disposition of properties of $3.9 million for 1997 compared to a loss of $8.6 million in 1996. These amounts reflect losses associated with restaurant divestments and closures in such periods.

        As a result of a continued review of operating results, the Company identified 18 unprofitable Chi-Chi's restaurants which may either take too long to recover profitability or may not recover at all, despite current marketing and cost control programs. In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded a write-down of long-lived assets of $2.6 million during the second quarter of 1997 to reduce the assets' carrying value to their estimated fair market value. The Company is actively marketing these restaurants for sale, and the restaurants continue in operation.

        The Company reported no restructuring costs in 1997 versus $6.5 million in 1996. These costs were primarily related to amounts paid to consultants, professional fees, severance and related costs, and other restructuring related expenses that were not incurred in 1997.

        Interest expense, net of $19,476,000 for 1997 decreased by $17,249,000 or 47.0% as compared to 1996 primarily resulting from (i) lower interest expense due to the repurchases of $181.0 million aggregate principal amount of the Company's Senior Notes and $119.1 million aggregate principal amount of its Discount Notes in the third and fourth quarters of 1996 and the exchange of $15.6 million of Senior Notes on August 12, 1997, (ii) the repayment of outstanding revolving debt under the Old Credit Facility in May 1996 and (iii) the elimination of the Family Restaurant Division's interest costs, primarily for capitalized lease obligations. These decreases were partially offset by the increase due to the issuance of the Senior Discount Notes on August 12, 1997 and the accretion of interest thereon.

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


                                                              1996 Sales
                                                               Decreases
                                                               ---------
                                                            ($ in thousands)
Sales of the Family Restaurant Division                        $(308,021)
Decrease in Sales from Restaurants Sold or Closed                (47,823)
Decrease in Sales from Comparable Restaurants                    (45,533)

Decrease in Sales for the 53rd Week in 1995                       (8,753)
                                                               ---------
                                                               $(410,130)
                                                               =========

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

        Occupancy and other expenses of $181,730,000 for 1996 decreased by $93,434,000 or 34.0% as compared to 1995 primarily due to the sale of the Family Restaurant Division which accounts for $58,314,000 or 62.4% of the decrease. As a percentage of sales, occupancy and other expenses increased from 24.3% in 1995 to 25.1% in 1996 due primarily to declining sales without an offsetting reduction in fixed expenses and the lower costs as a percentage of sales in the Family Restaurant Division in 1995.

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

        Loss on disposition of properties of $8.6 million for 1996 compared to a loss of $12.1 million in 1995. These amounts reflect losses associated with restaurant divestments and closures and the 1995 write-off of costs associated with canceled capital projects, both remodels and new restaurant expansion.

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

ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. Therefore, this Statement is not applicable to the Company.

        In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This Statement is effective for fiscal years ending after December 15, 1997. This statement, requiring only additional information disclosures, is effective for the Company's fiscal year ended December 28, 1997. The Company has complied with all requirements of this Statement.

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement shall be effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This statement, requiring only additional informational disclosures, is effective for the Company's fiscal year ending December 27, 1998.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This Statement shall be effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement, requiring only additional information disclosures, is effective for the Company's fiscal year ending December 27, 1998.

SELECTED OPERATING DATA

        The Company primarily operates full-service Mexican restaurants in two divisions under the El Torito, Chi-Chi's, Casa Gallardo and other names. At December 28, 1997 the Company's El Torito restaurant division operated 96 full-service restaurants and the Company's Chi-Chi's restaurant division operated 179 full-service restaurants.

        The following table sets forth certain information regarding the Company, its El Torito and Chi-Chi's restaurant divisions, and the various operations divested in 1996.

                                                           For the Year Ended
                                                         ----------------------
                                                         Dec. 28,       Dec. 29,
                                                           1997           1996
                                                         --------       --------
                                                         ($ in thousands, except
                                                          average check amounts)
El Torito Restaurant Division
Restaurants Open at End of Period:
  Owned/operated                                              96              97
  Franchised and Licensed                                      9               7
Sales                                                  $ 217,949       $ 219,466
Restaurant Level Cashflow                                 30,051          26,355
Divisional EBITDA (a)                                     17,627          11,956
Percentage decrease in comparable restaurant sales          (0.6)%          (3.0)%
Average check                                          $    9.87       $    9.47

Chi-Chi's Restaurant Division
Restaurants Open at End of Period:
  Owned/operated                                             179             184
  Franchised and Licensed                                     16              18
Sales                                                  $ 245,775       $ 278,065
Restaurant Level Cashflow                                 16,515           9,674
Divisional EBITDA (a)                                         36          (4,278)
Percentage decrease in comparable restaurant sales          (8.2)%         (11.5)%
Average check                                          $    7.62       $    7.54

Ongoing Operations
Restaurants Open at End of Period:
  Owned/operated                                             275             281
  Franchised and Licensed                                     25              25
Sales                                                  $ 463,724       $ 497,531
Divisional EBITDA (a)                                     17,663           7,678

Divested Operations (b)
Restaurants Open at End of Period:
  Owned/operated                                               0               0
  Franchised and Licensed                                      0               0
Sales                                                  $       0       $ 226,698
Divisional EBITDA (a)                                          0          18,877

Total Company
Restaurants Open at End of Period:
  Owned/operated                                             275             281
  Franchised and Licensed                                     25              25
Sales                                                  $ 463,724       $ 724,229
EBITDA (c)                                                17,500          26,842


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

INFLATION

        The inflationary factors which have historically affected the Company's results of operations include increases in the cost of food, alcoholic beverages, labor and other operating expenses. In ad dition, most of the Company's real estate leases require the Company to pay taxes, maintenance, insurance, repairs and utility costs, all of which are subject to the effects of inflation. To date, the Company has offset the effects of inflation, at least in part, through periodic menu price increases and various cost-cutting programs, but no assurance can be given that the Company will continue to be able to offset such increases in the future.

        During 1997 and 1996, the effects of inflation did not have a significant impact on the Company's results of operations.

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


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See the Index to Financial Statements on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the current Directors and executive officers of the Company:

      Name                     Age                   Position With Company
      ----                     ---                   ---------------------
Peter P. Copses                39         Director
David B. Kaplan                30         Director
Antony P. Ressler              37         Director
Kevin S. Relyea                43         President, Chief Executive Officer and a Director
William D. Burt                45         Executive Vice President, President of El Torito Restaurants, Inc.
Roger K. Chamness              45         Executive Vice President, President of Chi-Chi's, Inc.
Robert T. Trebing, Jr.         48         Executive Vice President and Chief Financial Officer
Michael E. Malanga             44         Executive Vice President, Corporate Development
Gayle A. DeBrosse              40         Senior Vice President, Quality Assurance and Product Safety,
                                            Purchasing and Distribution, Public Affairs
Todd E. Doyle                  36         Vice President, General Counsel and Secretary
Janie M. Bereczky              42         Vice President, Taxes

        Mr. Copses has served as a Director of the Company since January 1994. Since 1990, Mr. Copses has been a principal of Apollo Advisors, L.P. ("Apollo Advisors") which, together with an affiliate, serves as managing general partner of Apollo Investment Fund, L.P. ("AIF"), AIF II, L.P. ("AIF II") and Apollo Investment Fund III, L.P., private securities investment funds, and of Lion Advisors, L.P. ("Lion Advisors"), which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. AIF II is the general partner of Apollo. Mr. Copses is also a director of Dominick's Supermarkets, Inc., Paragon Health Network, Inc. and
Zale Corporation.

        Mr. Kaplan has served as a Director of the Company since December 1996. Since 1991, Mr. Kaplan has been associated with and is a limited partner of Apollo Advisors. Prior to 1991, Mr. Kaplan was a member of the Investment Banking Department of Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Kaplan is also a director of Allied Waste Industries, Inc., Dominick's Supermarkets, Inc., PRI Holdings, Inc. and WMC Finance Co., Inc.

        Mr. Ressler has served as a Director of the Company since January 1994. In 1990, Mr. Ressler was one of the founding principals of Apollo Advisors. Mr. Ressler is also a director of Allied Waste Industries, Inc., Dominick's Supermarkets, Inc., United International Holdings, Inc., PRI Holdings, Inc. and Vail Resorts, Inc.

        Mr. Relyea has served as Chief Executive Officer and a Director of the Company since December 1995. He has also served as President since August 1995. Mr. Relyea joined the Company in January 1994 as Executive Vice President and President of the Family Restaurant

Division. From 1988 to January 1994, Mr. Relyea had been Regional Vice President of Jack In The Box Operations for Foodmaker. Mr. Relyea received an M.B.A. from Pepperdine University in 1988.

        Mr. Burt serves as Executive Vice President and President of El Torito. He joined the Company on April 8, 1996 in these positions. Prior to joining the Company, Mr. Burt was the Vice President of Operations at the Krystal Company from 1995 to 1996, and an Executive Vice President at Taco Cabana from 1994 to 1995. Prior to 1994, Mr. Burt spent 23 years with Foodmaker. Mr. Burt received his M.B.A. from Pepperdine University in 1988.

        Mr. Chamness serves as Executive Vice President and President of Chi-Chi's and has so served since December 1995 and March 1996, respectively. He joined the Company at its inception. His previous position was Executive Vice President of Finance and Administration for the Family Restaurant Division which he held from October 1995 until June 1996. Mr. Chamness received a B.A. in Business Economics from UCLA in 1975 and an M.B.A. in Finance and International Business from UCLA in 1980.

        Mr. Trebing serves as Executive Vice President and Chief Financial Officer and has so served since July 1995. He joined the Company at its inception and has held the positions of Senior Vice President and Chief Financial Officer, Senior Vice President of Finance, Vice President of Finance, Vice President and Controller and Manager of Financial Reporting. Mr. Trebing is a Certified Public Accountant. Mr. Trebing received a B.A. from California State University at Fullerton in 1972 and an M.B.A. from the University of Southern California in 1973.

        Mr. Malanga serves as Executive Vice President, Corporate Development. He joined the Company at its inception as Director of Mergers and Acquisitions. He was promoted to his current position in October 1995. Mr. Malanga received a B.S. in Business Administration from the University of Southern California in 1976.

        Ms. DeBrosse serves as a Senior Vice President, Quality Assurance and Product Safety, Purchasing and Distribution, Public Affairs and has so served since June 1996. She joined the Company in December 1994 as a Vice President. Prior to joining the Company, she was Director of Product Development and Continuous Improvement at Taco Bell from 1991 until 1994 and Director, Research and Development for Flagstar from 1982 to 1991. Ms. DeBrosse received a B.S. in Nutritional Sciences from Arizona State University in 1979 and an M.S. in Agribusiness with Emphasis in Food Science, Quality Assurance and Food Chemistry from Arizona State University in 1982.

        Mr. Doyle serves as Vice President, General Counsel and Secretary and has so served since October 1995. He joined the Company as Senior Legal Counsel in 1992. Prior to joining the Company, Mr. Doyle spent six years as a business transactional attorney and a business litigation attorney with Seltzer Caplan Wilkins & McMahon in San Diego, California. Mr. Doyle received a B.A. in Political Science and a B.A. in Sociology from the University of California, Santa Barbara in 1983, and he received a J.D. from Loyola Law School, Los Angeles, California in 1986.

        Ms. Bereczky serves as Vice President, Taxes and has so served since August 1992. She joined the Company in 1987 as Director of Taxes. Ms. Bereczky has been a Certified Public

Accountant since 1981. Ms. Bereczky received a B.A. in Political Science from the University of California at Santa Barbara in 1978 and an M.B.A. in Taxation from Golden Gate University in 1985.

        All directors hold office for a period of one year until their successors have been duly elected and qualified. Directors receive no compensation for serving as directors and received no such compensation during the last fiscal year. Officers serve at the discretion of the Board of Directors.


Item 11.  EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

        Summarized below are the principal components of compensation of the individual serving as the Company's Chief Executive Officer ("CEO") during fiscal year 1997 and the four most highly compensated executive officers other than the CEO, with income in excess of $100,000, for each of the last three completed fiscal years.

                                  SUMMARY COMPENSATION TABLE


                                                                                     Other Annual      All Other
             Name and                                                                Compensation    Compensation
           Principal Position      Year          Salary ($)        Bonus ($)               ($)           ($)(a)
           ------------------      ----          ----------        ---------         ------------    ------------
Kevin S. Relyea,                   1997           400,000           192,000                -            4,226(b)
  President and Chief Executive    1996           390,385         1,172,057(c)             -            4,145(d)
  Officer                          1995           312,727           149,520                -              918


William D. Burt,                   1997           225,000           180,000                -            3,372(e)
  Executive Vice President         1996(f)        159,635           180,000(g)        86,762(h)         1,822(i)

Roger K. Chamness,                 1997           275,000            99,000                -            3,214(j)
  Executive Vice President         1996           256,940           590,856(k)        69,958(l)         2,982(m)
                                   1995           153,086            40,357                -              493


Michael E. Malanga                 1997           148,886            51,943                -              507
  Executive Vice President         1996           142,614           125,695(n)             -              478
                                   1995           128,137            34,645                -              457

Robert T. Trebing, Jr.,            1997           185,321            64,654                -            1,116
  Executive Vice President         1996           174,806           287,031(o)             -            1,020
  Chief and Chief
  Financial Officer                1995           150,459            43,973                -              858

------------
(a) Unless otherwise indicated, amounts shown represent the value of term life insurance premiums paid by the Company.

(b) Mr. Relyea received $918 representing the imputed value of life insurance provided by the Company and $3,308 representing the Company's matching funds under its Deferred Compensation Plan.

(c) Mr. Relyea received $320,000 pursuant to the Company's 1996 Management Incentive Compensation Plan bonus program; $548,461 pursuant to the Company's Divestiture Bonus Plan; and $303,596 in connection with the cancellation of Mr. Relyea's stock purchase loan with the Company.

(d) Mr. Relyea received $913 representing the imputed value of life insurance provided by the Company and $3,232 representing the Company's matching funds under its Deferred Compensation Plan.

(e) Mr. Burt received $1,476 representing the imputed value of life insurance provided by the Company and $1,896 representing the Company's matching funds under its Deferred Compensation Plan.

(f) The amount set forth in the table for fiscal 1996 for Mr. Burt represents less than a full year's compensation. Mr. Burt joined the Company on April 8, 1996.

(g) Represents bonus earned pursuant to the Company's 1996 Management Incentive Compensation Plan bonus program.

(h) Mr. Burt received $9,000 representing the value of automobile benefits and $77,762 representing relocation expenses.

(i) Mr. Burt received $577 representing the imputed value of life insurance provided by the Company and $1,245 representing the Company's matching funds under its Deferred Compensation Plan.

(j) Mr. Chamness received $918 representing the imputed value of life insurance provided by the Company and $2,296 representing the Company's matching funds under its Deferred Compensation Plan.

(k) Mr. Chamness received $220,000 pursuant to the Company's 1996 Management Incentive Compensation Plan bonus program; $241,323 pursuant to the Company's Divestiture Bonus Plan; and $129,533 in connection with the cancellation of Mr. Chamness' stock purchase loan with the Company.

(l) Mr. Chamness received $1,600 representing the value of automobile benefits and $68,358 representing relocation expenses.

(m) Mr. Chamness received $865 representing the imputed value of life insurance provided by the Company and $2,117 representing the Company's matching funds under its Deferred Compensation Plan.

(n) Mr. Malanga received $71,604 pursuant to the Company's 1996 Management Incentive Compensation Plan bonus program; $44,635 pursuant to the Company's Divestiture Bonus Plan; and $9,456 in connection with the cancellation of Mr. Malanga's stock purchase loan with the Company.

(o) Mr. Trebing received $87,500 pursuant to the Company's 1996 Management Incentive Compensation Plan bonus program; $134,765 pursuant to the Company's Divestiture Bonus Plan; and $64,766 in connection with the cancellation of Mr. Trebing's stock purchase loan with the Company.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

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

        The Company's President and Chief Executive Officer, Kevin S. Relyea, entered into an Employment Agreement with the Company on January 1, 1996 for the period from January 1, 1996 though January 1, 1999, providing for annual compensation of not less than $400,000, to increase to $500,000 upon the attainment of $40,000,000 in Company EBITDA, and other periodic increases as determined by the Company's Board. In 1997, the Company's Board elected to (i) increase Mr. Relyea's annual compensation by five percent (5%) effective January 1, 1998, and again on January 1, 1999 and (ii) extend his Employment Agreement with the Company until January 1, 2000.

        The Company's Executive Vice President and the President of Chi-Chi's, Roger K. Chamness, entered into an Employment Agreement with the Company on March 1, 1996 for the period from March 1, 1996 through March 1, 1999, providing for annual compensation of not less than $275,000 and periodic increases as determined by the Company's Board. In 1997, the Company's Board elected to (i) increase Mr. Chamness' annual compensation by five percent (5%) effective January 1,

1998, and again on January 1, 1999 and (ii) extend his Employment Agreement with the Company until March 1, 2000.

        The Company's Executive Vice President and El Torito's President, William D. Burt, entered into an Employment Agreement with the Company on April 8, 1996 for the period from April 8, 1996 through April 8, 1999, providing for annual compensation of not less than $225,000 and periodic increases as determined by the Company's Board. In 1997, the Company's Board elected to (i) increase Mr. Burt's annual compensation by five percent (5%) effective January 1, 1998, and again on January 1, 1999 and (ii) extend his Employment Agreement with the Company until April 8, 2000.

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

        A new supplemental bonus plan was implemented on January 1, 1996 called the Value Creation Units Plan (the "VCU Plan"). The VCU Plan provides participants with a contingent financial incentive to contribute to the long-term success of the Company. In 1997 the VCU Plan was amended to, inter alia, (i) add El Torito Restaurants, Inc. and Chi-Chi's, Inc. as obligors and
(ii) provide that payouts will be calculated based on the improvement in the Company's EBITDA between year-end 1995 and year-end 1999 and in proportion to the amount and type of Value Creation Units awarded to each participant. At December 28, 1997, there were 28 participants in the VCU Plan, including Kevin
S. Relyea, William D. Burt, Roger K. Chamness, Michael E. Malanga and Robert T. Trebing, Jr.

        In connection with the Company's decision to pursue the sale of the Family Restaurant Division in January 1996, the Board adopted a Divestiture Bonus Plan for certain members of management (the "DBP"). The purpose of the DBP was to retain and reward key executives who would be required to assist with the sale of the Family Restaurant Division. The DBP provided certain key executives with a monetary bonus upon the consummation of the sale of the Family Restaurant Division (calculated as a percentage of the purchase price as defined in the DBP). Kevin S. Relyea, Roger K. Chamness, Michael E. Malanga and Robert T. Trebing, Jr. received such a bonus upon the sale of the Family Restaurant Division to Flagstar in May 1996. The DBP is no longer in effect.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of March 27, 1998 the number of shares and percentage of Common Stock owned by each person known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, each director and executive officer of the Company and all executive officers and directors of the Company as a group.

                                                              Common Stock
                                                    -------------------------------
                                                    Amount and Nature
                                                     of Beneficial         Percent
                                                      Ownership(a)        of Class
                                                    --------------        ---------
Apollo FRI Partners, L.P.(b)                           909,989(c)         82.77%(c)
  2 Manhattanville Rd
  Purchase, NY 10577

Green Equity Investors, L.P.(d)                        160,222            16.21%
  11111 Santa Monica Blvd.
  Suite 2000
  Los Angeles, CA 90025

Kevin S. Relyea                                         12,747(e)          1.28%(e)
William D. Burt                                          1,500(f)           (g)
Roger K. Chamness                                        3,000(h)           (g)
Robert T. Trebing, Jr                                    1,300(i)           (g)
Michael E. Malanga                                         633(j)           (g)
Gayle A. DeBrosse                                          500              (g)
Todd E. Doyle                                              574(k)           (g)
Janie M. Bereczky                                          330(l)           (g)

All Executive Officers and
  Directors of the Company
  as a Group (11 persons)                               20,525             2.07%

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

(c) Includes 111,111 shares of Common Stock exercisable at $240 per share and issuable upon exercise of the Warrant.

(d) The general partner of GEI is Leonard Green & Associates, L.P. ("LGP"). Messrs. Green and Sokoloff are managing general partners of LGP. Each of Messrs. Green and Sokoloff and the general partners of LGP disclaims beneficial ownership of any shares beneficially held by GEI.

(e) Includes 938 shares of Common Stock covered by options granted to Mr. Relyea, which are currently exercisable or exercisable within the next 60 days in the following amounts and prices: 469 shares at $160 per share, 235 shares at $40 per share and 234 shares at $100 per share.

(f) Includes 1,172 shares of Common Stock covered by options assigned to Mr. Burt, which are currently exercisable at "Fair Market Value" as defined in the Company's 1994 Incentive Stock Option Plan.

(g)      Represents less than 1% ownership.

(h) Includes 700 shares of Common Stock covered by options granted to Mr. Chamness, which are currently exercisable or exercisable within the next 60 days in the following amounts and prices: 150 shares at $160 per share, 475 shares at $40 per share and 75 shares at $100 per share.

(i) Includes 400 shares of Common Stock covered by options granted to Mr. Trebing, which are currently exercisable or exercisable within the next 60 days in the following amounts and prices: 100 shares at $160 per share, 250 shares at $40 per share and 50 shares at $100 per share.

(j) Includes 148 shares of Common Stock covered by options granted and assigned to Mr. Malanga, which are currently exercisable or exercisable within the next 60 days in the following amounts and prices: 77 shares at "Fair Market Value" as defined in the Company's 1994 Incentive Stock Option Plan, 35 shares at $160 per share, 18 shares at $40 per share and 18 shares at $100 per share.

(k) Includes 199 shares of Common Stock covered by options granted and assigned to Mr. Doyle, which are currently exercisable or exercisable within the next 60 days in the following amounts and prices: 140 shares at $1 per share, 29 shares at $160 per share, 15 shares at $40 per share and 15 shares at $100 per share.

(l) Includes 110 shares of Common Stock covered by options granted to Ms. Bereczky, which are currently exercisable or exercisable within the next 60 days in the following amounts and prices: 55 shares at $160 per share, 28 shares at $40 per share and 27 shares at $100 per share.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Apollo charged a monthly fee of $100,000 during 1997 and 1996 which Apollo will continue to earn in the future, and Apollo and GEI each charged a monthly fee of $50,000 during 1995 for providing certain management services to the Company. In November 1995, the management services arrangement with GEI was terminated. For the years ended December 28, 1997, December 29, 1996 and December 31, 1995, the Company was charged $1.2 million each year in connection with this arrangement. The Company had management services fees payable of $3,250,000 and $2,050,000 due to Apollo and GEI as of December 28, 1997 and December 29, 1996, respectively.

        On January 27, 1994, the Company entered into the Shareholders' Agreement and a Registration Rights Agreement with Apollo, GEI and Foodmaker. The Shareholders' Agreement was terminated as between Apollo, GEI, Foodmaker and the Company in connection with the Exchange Agreements. See "BUSINESS--Change in Control."

        The Company loaned $150,000 to Mr. Relyea (evidenced by recourse notes which bore interest at a rate of 7% per annum and were due on May 31, 1999) in connection with his purchase of Common Stock. In July 1996, the loan to Mr. Relyea was canceled which resulted in additional income to Mr. Relyea. See "--Directors and Executive Officers," "Executive Compensation."

        The Company loaned $64,000 to Mr. Chamness (evidenced by recourse notes which bore interest at a rate of 7% per annum and were due on May 19, 1999) in connection with his purchase of Common Stock. In July 1996, the loan to Mr. Chamness was canceled which resulted in additional income to Mr. Chamness. See "--Directors and Executive Officers," "Executive Compensation."

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

                   4(e)         Note Agreement Dated as of August 12, 1997 Re:
                                Up to $75,000,000 FRI-MRD Corporation Senior
                                Discount Notes Due January 24, 2002. (Filed as
                                Exhibit 4(e) to the Company's Form 10-Q filed with the SEC on November 12, 1997.)

                   *4(f)        Joinder Agreement Dated as of January 14, 1998
                                Re: FRI-MRD Corporation Senior Discount Notes due January 24, 2002.

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

                   10(a)        The Company's 1994 Incentive Stock Option Plan.
                                (Filed as Exhibit 10(g) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10(b) The Company's Deferred Compensation Plan. (Filed as Exhibit 10(k) to the Company's Form 10-K filed with the SEC on March 27, 1995.)

                   10(c) The Company's Severance Plan. (Filed as Exhibit 10(m) to the Company's Form 10-K filed with the SEC on March 27, 1995.)

                   10(d) Form of Management Stock Subscription Agreement of the Company. (Filed as Exhibit 10(bb) to the Company's Form 10- K filed with the SEC on March 28, 1994.)

                   10(e) Form of Management Pledge Agreement of the Company. (Filed as Exhibit 10(cc) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10(f) Management Services Agreement, dated as of January 27, 1994, by and between the Company and Apollo Advisors, L.P. (Filed as Exhibit 10(ff) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10(g) Lease Indemnification Agreement, dated as of January 27, 1994, by and between the Company and
                                W. R. Grace & Co.-Conn. (Filed as Exhibit 10(ii) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10(h) Tax Sharing Agreement, dated as of January 27, 1994, by and among the Company, Foodmaker, Inc. and Chi-Chi's, Inc. (Filed as Exhibit 10(ll) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10(i) Registration Rights Agreement, dated as of January 27, 1994, by and among the Company and certain of its shareholders. (Filed as Exhibit 10(mm) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

                   10(j) Agreement, dated as of January 5, 1996, by and between Kevin S. Relyea and the Company. (Filed as Exhibit 10(w) to the Company's Form 10-K filed with the SEC on April 1, 1996.)

                   10(k) The Company's 1996 Management Incentive Compensation Plan Description. (Filed as Exhibit 10(r) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                   10(l) Termination of Management Services Agreement between Leonard Green & Associates, L.P. and the Company, dated as of November 20, 1995. (Filed as Exhibit 10(s) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                   10(m) Employment Agreement, dated as of January 1, 1996 by and between Kevin S. Relyea and the Company. (Filed as Exhibit 10(t) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                   10(n) Employment Agreement, dated as of March 1, 1996 by and between Roger K. Chamness and the Company. (Filed as Exhibit 10(u) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                   10(o) Employment Agreement, dated as of April 8, 1996, by and between William D. Burt and the Company. (Filed as Exhibit 10(v) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                   10(p) Loan and Security Agreement, dated as of January 10, 1997, between Foothill Capital Corporation and the Company and its subsidiaries named therein. (Filed as Exhibit 10(w) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                   10(q) General Continuing Guarantee, dated as of January 10, 1997, by the Company in favor of Foothill Capital Corporation. (Filed as Exhibit 10(x) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                   10(r) Form of subsidiary General Continuing Guarantee, dated as of January 10, 1997. (Filed as Exhibit 10(y) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                   10(s) Security Agreement, dated as of January 10, 1997, between Foothill Capital Corporation and the Company. (Filed as Exhibit 10(z) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                   10(t) Form of subsidiary Security Agreement, dated as of January 10, 1997, between Foothill Capital Corporation and the subsidiary named therein. (Filed as Exhibit 10(aa) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                   10(u) Stock Pledge Agreement, dated as of January 10, 1997, between the Company and Foothill Capital Corporation. (Filed as Exhibit 10(bb) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                   10(v) Form of subsidiary Stock Pledge Agreement, dated as of January 10, 1997, between the subsidiary named therein and Foothill Capital Corporation. (Filed as Exhibit 10(cc) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                   10(w) Trademark Security Agreement, dated as of January 10, 1997, by Chi-Chi's, Inc. in favor of Foothill Capital Corporation. (Filed as Exhibit 10(dd) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                   10(x) Trademark Security Agreement, dated as of January 10, 1997, by El Torito Restaurants, Inc. in favor of Foothill Capital Corporation. (Filed as Exhibit 10(ee) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                   10(y) First Amendment to the Loan and Security Agreement dated as of May 23, 1997 by and among the parties thereto. (Filed as Exhibit 10(gg) to the Company's Form 10-Q filed with the SEC on August 13, 1997.)

                   10(z) Amendment Number Two to Loan and Security Agreement dated as of August 12, 1997 by and among the parties thereto. (Filed as Exhibit 10(hh) to the Company's Form 10-Q filed with the SEC on November 12, 1997.)

                   10(aa) The Company's Divestiture Bonus Plan for Key Management, dated January 9, 1996. (Filed as
                                Exhibit 10(ff) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

                   *10(bb) Distribution Service Agreement, dated as of November 1, 1997, between El Torito Restaurants, Inc. and The SYGMA Network, Inc. (Portions of this document have been omitted pursuant to a request for confidential treatment.)

                   *10(cc) Distribution Service Agreement, dated as of April 30, 1997, between Chi-Chi's, Inc. and Sysco Corporation. (Portions of this document have been omitted pursuant to a request for confidential treatment.)

                   *10(dd) Family Restaurants, Inc., FRI-MRD Corporation, Chi-Chi's, Inc. and El Torito Restaurants, Inc. Amended and Restated Value Creation Units Plan and Sample Value Creation Units Agreement.

                   *21(a)       List of Subsidiaries.

                   *21(b)       Names Under Which Subsidiaries Do Business.

                   *23          Consent of KPMG Peat Marwick LLP.

                   *27          Financial Data Schedule.

                    99          (a) Press Release, dated May 23, 1996. (Filed as
                                Exhibit 99.1 to the Company's Form 8-K filed with the SEC on May 30, 1996.)

                    99          (b) Press Release, dated July 3, 1996. (Filed as
                                Exhibit 99.1 to the Company's Form 8-K filed with the SEC on July 9, 1996.)

      (b)      Reports on Form 8-K

               None.

----------
*     Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FAMILY RESTAURANTS, INC.



By /S/ Robert T. Trebing, Jr.                March 30, 1998
   ------------------------------------      --------------
     Robert T. Trebing, Jr.                       Date
     Executive Vice President
     and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                            Title                           Date
     ---------                            -----                           ----
                                 Director, President and
                                Chief Executive Officer
                                  (Principal Executive
/S/ Kevin S. Relyea                     Officer)                     March 30, 1998
----------------------
Kevin S. Relyea


/S/ Peter P. Copses                     Director                     March 30, 1998
----------------------
Peter P. Copses


/S/ David B. Kaplan                     Director                     March 30, 1998
----------------------
David B. Kaplan


/S/ Antony P. Ressler                   Director                     March 30, 1998
----------------------
Antony P. Ressler
                                Executive Vice President
                               and Chief Financial Officer
                                (Principal Financial and
/S/ Robert T. Trebing, Jr.         Accounting Officer)               March 30, 1998
--------------------------
Robert T. Trebing, Jr.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

        No annual report covering the registrant's last fiscal year has been or will be sent to security holders, other than a copy of this Annual Report on Form 10-K.

        No proxy statement, form of proxy or other proxy solicitation materials with respect to any annual or other meeting of security holders were sent in 1997, and none will be sent with respect to 1997, to security holders.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       Page
                                                                                       ----
Family Restaurants, Inc.

  Independent Auditors' Report                                                         F-2

  Consolidated Balance Sheets as of December 28, 1997 and December 29, 1996            F-3

  Consolidated Statements of Operations for the Years Ended December 28, 1997,
    December 29, 1996 and December 31, 1995                                            F-4

  Consolidated Statements of Common Stockholders' Equity (Deficit) for the Years
    Ended December 28, 1997, December 29, 1996 and December 31, 1995                   F-5

  Consolidated Statements of Cash Flows for the Years Ended December 28, 1997,
    December 29, 1996 and December 31, 1995                                            F-6

  Notes to Consolidated Financial Statements                                           F-8

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Family Restaurants, Inc.:

        We have audited the accompanying consolidated balance sheets of Family Restaurants, Inc. and its subsidiaries as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, common stockholders' equity (deficit) and cash flows for the years ended December 28, 1997, December 29, 1996 and December 31, 1995. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Family Restaurants, Inc. and its subsidiaries at December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for the years ended December 28, 1997, December 29, 1996 and December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.



KPMG PEAT MARWICK LLP

Orange County, California
March 5, 1998

                            FAMILY RESTAURANTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                      ($ in thousands except share amounts)


                                                               December 28,  December 29,
                                                                  1997           1996
                                                               ---------      ---------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                    $  32,518      $  33,820
  Receivables                                                      3,944          5,043
  Inventories                                                      4,569          4,537
  Other current assets                                             4,086          3,212
                                                               ---------      ---------
    Total current assets                                          45,117         46,612

Property and equipment, net                                      183,601        196,872
Reorganization value in excess of amounts allocable
   to identifiable assets, net                                    36,529         37,930
Other assets                                                      24,521         26,192
                                                               ---------      ---------
                                                               $ 289,768      $ 307,606
                                                               =========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt, including capitalized
     lease obligations                                         $   2,694      $   3,927
  Accounts payable                                                13,959         19,000
  Self-insurance reserves                                         32,515         34,972
  Other accrued liabilities                                       58,573         70,696
  Income taxes payable                                             3,788          3,541
                                                               ---------      ---------
    Total current liabilities                                    111,529        132,136

Other long-term liabilities                                        4,478          4,746
Long-term debt, including capitalized lease obligations,
   less current portion                                          199,955        165,325

Stockholders' equity (deficit):
  Common stock - authorized 1,500,000 shares, par
     value $.01, 997,277 shares issued                                10             10
  Additional paid-in capital                                     157,317        157,317
  Accumulated deficit                                           (182,138)      (150,545)
  Less treasury stock, at cost (8,992 shares)                     (1,383)        (1,383)
                                                               ---------      ---------
    Total stockholders' equity (deficit)                         (26,194)         5,399
                                                               ---------      ---------
                                                               $ 289,768      $ 307,606
                                                               =========      =========


          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ in thousands)


                                                              For the Year Ended
                                              ----------------------------------------------
                                              December 28,     December 29,     December 31,
                                                  1997            1996             1995
                                              -----------      -----------      -----------
Sales                                         $   463,724      $   724,229      $ 1,134,359
                                              -----------      -----------      -----------

Product cost                                      123,803          200,379          322,194
Payroll and related costs                         162,807          273,536          419,185
Occupancy and other operating expenses            129,428          181,730          275,164
Depreciation and amortization                      22,583           34,475           57,836
General and administrative expenses                30,186           41,742           56,245
Loss on disposition of properties, net              3,885            8,600           12,067
Provision for divestitures and write-down
  of long-lived assets                              2,640                0           44,500
Restructuring costs                                     0            6,546            4,392
                                              -----------      -----------      -----------

  Total costs and expenses                        475,332          747,008        1,191,583
                                              -----------      -----------      -----------

Operating loss                                    (11,608)         (22,779)         (57,224)
Interest expense, net                              19,476           36,725           65,277
Gain on sale of division                                0           62,601                0
                                              -----------      -----------      -----------

Income (loss) before income tax provision
  and extraordinary item                          (31,084)           3,097         (122,501)

Income tax provision                                  509              890            1,208
                                              -----------      -----------      -----------

Income (loss) before extraordinary item           (31,593)           2,207         (123,709)

Extraordinary gain on extinguishment
    of debt                                             0          134,833                0
                                              -----------      -----------      -----------

Net income (loss)                             $   (31,593)     $   137,040      $  (123,709)
                                              ===========      ===========      ===========



          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)

            FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 28, 1997
                                ($ in thousands)


                                                                        Notes
                                                       Additional     Receivable                    Treasury
                                           Common       Paid-in       from Stock-   Accumulated      Stock,
                                            Stock       Capital         holders       Deficit        at Cost         Total
                                         ---------     ---------      ---------      ---------      ---------      ---------
Balance at December 25, 1994             $      10     $ 159,554      $  (2,947)     $(163,876)     $       0      $  (7,259)
  Net loss                                       0             0              0       (123,709)             0       (123,709)
  Payments and cancellation of notes
     receivable from stockholders                0        (1,303)         2,078              0              0            775
  Purchase of treasury stock                     0             0              0              0         (1,383)        (1,383)
                                         ---------     ---------      ---------      ---------      ---------      ---------

Balance at December 31, 1995                    10       158,251           (869)      (287,585)        (1,383)      (131,576)
  Net income                                     0             0              0        137,040              0        137,040
  Cancellation of notes receivable
     from stockholders                           0          (934)           869              0              0            (65)
                                         ---------     ---------      ---------      ---------      ---------      ---------

Balance at December 29, 1996                    10       157,317              0       (150,545)        (1,383)         5,399
  Net loss                                       0             0              0        (31,593)             0        (31,593)
                                         ---------     ---------      ---------      ---------      ---------      ---------

Balance at December 28, 1997             $      10     $ 157,317      $       0      $(182,138)     $  (1,383)     $ (26,194)
                                         =========     =========      =========      =========      =========      =========



          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                       For the Year Ended
                                                            ----------------------------------------------
                                                             December 28,    December 29,      December 31,
                                                                1997            1996              1995
                                                            -----------      -----------      -----------
                Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
  Cash received from customers                              $   464,780      $   727,849      $ 1,133,206
  Cash received from franchisees and licensees                    2,074            2,762            7,897
  Cash paid to suppliers and employees                         (465,069)        (711,462)      (1,084,758)
  Interest received                                               2,119            4,176              266
  Interest paid                                                 (16,747)         (38,392)         (45,198)
  Restructuring costs                                                 0           (6,546)          (4,392)
  Income taxes paid                                                (262)            (244)            (938)
                                                            -----------      -----------      -----------

    Net cash provided by (used in) operating activities         (13,105)         (21,857)           6,083
                                                            -----------      -----------      -----------

Cash flows from investing activities:
  Proceeds from disposal of property and equipment                1,492           25,115           20,425
  Proceeds from sale of FRD, net                                      0          121,342                0
  Proceeds from sale of notes receivable, net                     3,514           32,116                0
  Capital expenditures                                          (13,588)          (9,848)         (38,022)
  Mandatory lease buyback, net                                   (2,690)               0                0
  Lease termination payments                                     (2,891)          (3,398)               0
  Capitalized opening costs                                        (532)            (235)          (2,155)
  Other                                                          (1,936)             (68)             137
                                                            -----------      -----------      -----------

    Net cash provided by (used in) investing activities         (16,631)         165,024          (19,615)
                                                            -----------      -----------      -----------

Cash flows from financing activities:
  Repurchases of notes                                                0          (32,513)               0
  Net proceeds from issuance of notes                            33,947                0                0
  Proceeds from (repayment of) working capital
    borrowings, net                                                   0          (79,815)          20,215
  Payment of debt issuance costs                                 (2,418)            (278)               0
  Reductions of long-term debt, including capitalized
    lease obligations                                            (3,095)          (5,111)          (7,794)
  Decrease in restricted cash and collateral deposit                  0                0            1,850
  Purchase of treasury stock                                          0                0           (1,383)
  Payments of notes receivable from stockholders                      0                0              775
                                                            -----------      -----------      -----------

    Net cash provided by (used in) financing activities          28,434         (117,717)          13,663
                                                            -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents             (1,302)          25,450              131
Cash and cash equivalents at beginning of period                 33,820            8,370            8,239
                                                            -----------      -----------      -----------

Cash and cash equivalents at end of period                  $    32,518      $    33,820      $     8,370
                                                            ===========      ===========      ===========

                            FAMILY RESTAURANTS, INC.

                                ($ in thousands)


                                                                                             For the Year Ended
                                                                                 -----------------------------------------
                                                                                 December 28,  December 29,    December 31,
                                                                                    1997          1996           1995
                                                                                 ---------      ---------      ---------
Reconciliation of Net Income (Loss) to Net Cash Provided
  by (Used in) Operating Activities

Net income (loss)                                                                $ (31,593)     $ 137,040      $(123,709)
                                                                                 ---------      ---------      ---------
Adjustments to reconcile net income (loss) to net
  cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                   22,583         34,475         57,836
    Amortization of debt issuance costs                                              1,084          2,125          6,726
    Loss on disposition of properties                                                3,885          8,600         12,067
    Provision for divestitures and write-down of
      long-lived assets                                                              2,640              0         44,500
    Gain on sale of division                                                             0        (62,601)             0
    Extraordinary gain on extinguishment of debt                                         0       (134,833)             0
    Accretion of interest on notes                                                   2,845          9,025         13,454
    Decrease in receivables                                                            304          1,661            708
    (Increase) decrease in inventories                                                 (32)         1,176          1,976
    (Increase) decrease in other current assets                                       (530)         2,890         (3,382)
    Increase (decrease) in accounts payable                                         (5,041)        (4,792)         1,403
    Increase (decrease) in self-insurance reserves                                  (2,457)          (382)         1,664
    Decrease in other accrued liabilities                                           (7,040)       (17,507)        (7,430)
    Increase in income taxes payable                                                   247          1,266            270
                                                                                 ---------      ---------      ---------
      Total adjustments                                                             18,488       (158,897)       129,792
                                                                                 ---------      ---------      ---------

Net cash provided by (used in) operating activities                              $ (13,105)     $ (21,857)     $   6,083
                                                                                 =========      =========      =========



Supplemental schedule of noncash investing and financing activities:

See Note 6 for discussion of repurchases of the Notes.

Disclosure of accounting policy:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 28, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Family Restaurants, Inc. (together with its subsidiaries, the "Company") was incorporated in Delaware in 1986 and is primarily engaged in the operation of full-service restaurants through its subsidiaries. At December 28, 1997, the Company operated 275 restaurants in 30 states, with approximately 65% of its restaurants located in California, Ohio, Pennsylvania, Michigan, Illinois and Indiana. Additionally, as of December 28, 1997, the Company was the franchisor and licensor of two restaurants in the United States and 23 restaurants outside the United States.

Fiscal year

        The Company reports results of operations based on 52 or 53 week periods ending on the last Sunday in December. The fiscal years ended December 28, 1997 and December 29, 1996 included 52 weeks, and the fiscal year ended December 31, 1995 included 53 weeks.

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

Franchise and license fees

        Initial franchise and license fees are recognized when all material services have been performed and conditions have been satisfied. Initial fees for the periods presented are insignificant. Monthly fees for all franchise and license arrangements are accrued as earned based on the respective monthly sales. Such fees totaled $2,215,000 for 1997, $2,802,000 for 1996 and $6,036,000
for 1995 and are included as an offset to general and administrative expenses.

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

Reorganization value

        Reorganization value in excess of amounts allocable to identifiable assets is amortized using the straight-line method over 30 years. Accumulated amortization of reorganization value amounted to $5,496,000 at December 28, 1997 and $4,095,000 at December 29, 1996. During 1995, the Company determined that an impairment of the portion of this asset related to its traditional dinnerhouse restaurants had occurred and wrote off $2,049,000.

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

        As a result of a continued review of operating results, the Company identified 18 unprofitable Chi-Chi's restaurants which may either take too long to recover profitability or may not recover at all, despite current marketing and cost control programs. In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded a write-down of long-lived assets of $2.6 million during the second quarter of 1997 to reduce the assets' carrying value to their estimated fair market value. The Company is actively marketing these restaurants for sale, and the restaurants continue in operation.

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

Income taxes

        The Company accounts for income taxes using the principles specified in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note 9).

Reclassifications

        Certain amounts as previously reported have been reclassified to conform to the 1997 presentation.

NOTE 2 - RECEIVABLES:

        A summary of receivables follows:


                                                                1997       1996
                                                                ----       ----
                                                               ($ in thousands)
Trade, principally credit cards                               $2,057      $2,027
License and franchise fees and related receivables               341         195
Interest on FRD Notes                                            186         370
Notes receivable                                                 127         926
Other                                                          1,233       1,525
                                                              ------      ------
                                                              $3,944      $5,043
                                                              ======      ======


NOTE 3 - SALES OF RESTAURANTS:

        On March 1, 1996, the Company entered into a definitive agreement (the "Sale Agreement") to sell its family restaurant division which operated full-service family restaurants (the "Family Restaurant Division") to an indirect wholly-owned subsidiary of Flagstar Companies, Inc. (now known as Advantica Restaurant Group, Inc.) ("Flagstar"). On May 23, 1996, the Company completed the sale of the Family Restaurant Division in exchange for $125 million cash, $150 million principal amount of 12-1/2% Senior Notes due in 2004 (the "FRD Notes"), and the assumption of $31.5 million of long-term debt, primarily consisting of capitalized lease obligations. Based on the subsequent completion of a closing balance sheet, the purchase price was increased and such increase was satisfied by the issuance of $6.9 million in additional FRD Notes. The Company recorded a gain of $62.6 million on the sale of the Family Restaurant Division, which gain included the effect of the increase in purchase price of $6.9 million discussed above. Cash proceeds from the sale were used to pay indebtedness outstanding under the Old Credit Facility (see Note 6) of $82 million, help fund the repurchases of the Notes and for general corporate purposes. As of December 28, 1997, the Company had sold or exchanged $153.65 million aggregate principal amount of the FRD Notes. The remaining balance of $3.25 million is restricted until the fourth anniversary of the sale in accordance with the sale agreement with Flagstar to secure potential future indemnity claims. The remaining FRD Notes are carried at their fair value which approximates their cost (see Note 5).

        During the fourth quarter of 1995, the Company determined that its traditional dinnerhouse restaurants would be held for sale. The net assets of these restaurants were written down to their estimated fair value (based in part on a previously received offer in late 1995), less estimated selling costs, of $12,908,000, resulting in a loss of $3,565,000 (including the write-off of reorganization value of $2,049,000 associated with these restaurants, which is included in loss on disposition of properties in the accompanying consolidated statement of operations for the year ended December 31, 1995). During 1996, the net losses associated with the sale of the traditional dinnerhouse restaurants totalled $4,076,000, which is included in loss on disposition of properties in the accompanying consolidated statement of operations.

NOTE 4 - PROPERTY AND EQUIPMENT:

        A summary of property and equipment follows:


                                                                       1997          1996
                                                                    ---------      ---------
                                                                        ($ in thousands)
Land                                                                $  26,890      $  26,729
Buildings and improvements                                            150,223        152,350
Furniture, fixtures and equipment                                      73,218         69,342
Projects under construction                                             5,684          4,638
                                                                    ---------      ---------
                                                                      256,015        253,059
Accumulated depreciation and amortization                             (72,414)       (56,187)
                                                                    ---------      ---------
                                                                    $ 183,601      $ 196,872
                                                                    =========      =========

        Property under capitalized leases in the amount of $20,880,000 at December 28, 1997 and $21,323,000 at December 29, 1996 is included in buildings and improvements. Accumulated amortization of property under capitalized leases amounted to $8,871,000 at December 28, 1997 and $6,894,000 at December 29, 1996.
Capitalized leases primarily relate to the buildings on certain restaurant properties; the land portions of these leases are accounted for as operating leases.

        Depreciation and amortization relating to property and equipment was $20,994,000 for 1997, $30,253,000 for 1996 and $45,766,000 for 1995, of which
$2,236,000, $4,357,000 and $7,578,000, respectively, was related to amortization of property under capitalized leases.

        A majority of the capitalized and operating leases have original terms of 25 years, and substantially all of these leases expire in the year 2008 or later. Most leases have renewal options. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in most cases, contingent rent, calculated as a percentage of sales, in excess of minimum rent. The total amount of contingent rent under capitalized leases for the years ended December 28, 1997, December 29, 1996 and December 31, 1995 was $934,000, $2,425,000 and $5,491,000, respectively. Total rental expense for all operating leases comprised the following:


                          1997          1996          1995
                        --------      --------      --------
                                   ($ in thousands)
Minimum rent            $ 35,521      $ 45,063      $ 56,577
Contingent rent            1,235         2,058         3,775
Less: Sublease rent       (6,434)       (6,293)       (5,815)
                        --------      --------      --------
                        $ 30,322      $ 40,828      $ 54,537
                        ========      ========      ========

        At December 28, 1997, the present value of capitalized lease payments and the future minimum lease payments on noncancellable operating leases were:


                                                   Capitalized       Operating
Due in                                                Leases          Leases
                                                   -----------     ----------
                                                         ($ in thousands)
1998                                               $     3,430     $   33,350
1999                                                     3,164         32,886
2000                                                     2,909         32,427
2001                                                     2,584         29,931
2002                                                     2,419         27,334
Later years                                              6,713        108,647
                                                   -----------     ----------
Total minimum lease payments                            21,219     $  264,575
                                                                   ==========
Interest                                                (6,624)
                                                   -----------
Present value of minimum lease payments            $    14,595
                                                   ===========

        The future lease payments summarized above include commitments for leased properties included in the Company's divestiture program.


NOTE 5 - OTHER ASSETS:

        A summary of other assets follows:


                                                       1997                 1996
                                                       ----                 ----
                                                            ($ in thousands)
Liquor licenses                                      $ 5,910             $ 5,977
Debt issuance costs                                    4,918               3,931
Notes receivable                                       9,898               9,239
FRD Notes                                              3,250               6,500
Other                                                    545                 545
                                                     -------             -------
                                                     $24,521             $26,192
                                                     =======             =======

        Debt issuance costs are amortized over the terms of the respective loan agreements.

NOTE 6 - LONG-TERM DEBT, INCLUDING CAPITALIZED LEASE OBLIGATIONS:

        Long-term debt, including capitalized lease obligations, is comprised of the following:


                                                           1997           1996
                                                         --------       --------
                                                              ($ in thousands)
9-3/4% Senior Notes                                      $103,456       $119,034
10-7/8% Senior Subordinated Discount Notes                 30,900         30,606
15% Senior Discount Notes                                  48,514              0
Capitalized lease obligations                              14,595         16,795
Mortgage notes, 12-1/4% - 12-1/2%, due 1998                   169            353
Other                                                       1,753          2,464
                                                         --------       --------
                                                          199,387        169,252
Deferred gain on debt exchange                              3,262              0
                                                         --------       --------
                                                          202,649        169,252
Amounts due within one year                                 2,694          3,927
                                                         --------       --------
                                                         $199,955       $165,325
                                                         ========       ========

        On January 27, 1994, the Company sold $300.0 million principal amount of 9-3/4% Senior Notes due in full in 2002 (the "Senior Notes") and $150.0 million principal amount ($109.0 million in proceeds) of 10-7/8% Senior Subordinated Discount Notes due in full in 2004 (the "Discount Notes" and, together with the Senior Notes, the "Notes"), and the Company and certain of its subsidiaries entered into a $150.0 million senior secured revolving credit facility with a $100.0 million sub-limit for standby letters of credit, which was to be used for general corporate purposes including working capital, debt service and capital expenditure requirements (the "Old Credit Facility").

        On January 10, 1997, the Company entered into a five-year, $35 million credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"), which replaced the Old Credit Facility, to provide for the ongoing working capital needs of the Company. The Foothill Credit Facility provides for up to $15 million in revolving cash borrowings and up to $35 million in letters of credit (less the outstanding amount of revolving cash borrowings). The Foothill Credit Facility is secured by substantially all of the real and personal property of the Company and contains customary restrictive covenants, including the maintenance of certain financial ratios. The Company is in compliance with all financial ratios for the year ended December 28, 1997. Standby letters of credit are issued under the Foothill Credit Facility primarily to provide security for future amounts payable by the Company under its workers' compensation insurance program ($18,381,000 of such letters of credit were outstanding as of December 28, 1997). No revolving cash borrowings were outstanding as of December 28, 1997.

        The Senior Notes require semiannual interest payments on February 1 and August 1 of each year and will mature on February 1, 2002. The Senior Notes will not be redeemable at the option of the Company prior to February 1, 1999. Thereafter, such notes may be redeemed at prices starting at 102.786% and declining ratably to 100% at February 1, 2001. Cash interest payments on the Discount Notes began on August 1, 1997 and will continue to be paid on February 1 and August 1 of each year, and such notes will mature on February 1, 2004. The Discount Notes will not be redeemable at the option of the Company prior to February 1, 1999. Thereafter, such notes may be redeemed at prices starting at 104.078% and declining ratably to 100% at February 1, 2002.

        On July 3, 1996, the Company repurchased $151.0 million aggregate principal amount of the Senior Notes and $108.6 million aggregate principal amount of the Discount Notes in exchange for (or from the proceeds from the sale of) $133.5 million aggregate principal amount of the FRD Notes. On December 19, 1996, the Company repurchased $30.0 million aggregate principal amount of the Senior Notes for $18.6 million. In separate transactions, the Company repurchased (i) an additional $8.5 million aggregate principal amount of the Discount Notes in the third quarter of 1996 and (ii) $2.0 million aggregate principal amount of the Discount Notes in the fourth quarter of 1996. The Company recognized an extraordinary gain of $134.8 million as a result of these repurchases.

        On August 12, 1997, FRI-MRD Corporation (a wholly-owned subsidiary of the Company) ("FRI-MRD") issued new senior discount notes (the "Senior Discount Notes") in the face amount of $61 million at a price of approximately 75% of par. The Senior Discount Notes are due on January 24, 2002 and accrete at a rate of 15% per annum until July 31, 1999, and thereafter, interest will be payable in cash semi-annually at the rate of 15% per annum. The $61 million of Senior Discount Notes were issued to an existing holder of the Company's Senior Notes in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash, and are part of an agreement pursuant to which FRI-MRD had the ability to issue up to a maximum of $75 million of Senior Discount Notes. The gain of $3,548,000 realized on the exchange of Senior Notes has been deferred and classified as an element of long-term debt in accordance with the guidelines of Emerging Issues Task Force Issue No. 96-19 because the present value of the cash flows of the Senior Discount Notes was not at least 10% different from the present value of the cash flows of the Senior Notes exchanged. The deferred gain is being amortized as a reduction of interest expense over the life of the Senior Discount Notes. In January 1998, FRI-MRD issued the remaining $14 million in face value of the Senior Discount Notes available under such agreement to the same purchaser at a price of 83% of par. FRI-MRD received approximately $11.6 million in cash as a result of this subsequent sale. Proceeds from the sales of the Senior Discount Notes will be used to fund the Company's capital expenditure programs and for general corporate purposes.

        The Company continues to be highly leveraged and has significant debt service requirements. Although management believes that its current sources of cash should be sufficient to meet its operating and debt service requirements for the foreseeable future, there can be no assurance that the Company will be able to repay or refinance the Notes, or that FRI-MRD will be able to repay or refinance the Senior Discount Notes, at their respective maturities.

        The mortgage notes were issued to a group of institutional lenders and are collateralized by mortgages covering five restaurants having a net book value of approximately $6,689,000 at December 28, 1997.

        Maturities of long-term debt, including capitalized lease obligations, during the four years subsequent to December 27, 1998 are as follows: $2,141,000 in 1999, $2,083,000 in 2000, $1,954,000 in 2001 and $166,439,000 in 2002.

NOTE 7 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The recorded amounts of the Company's cash and cash equivalents, receivables, accounts payable, self-insurance reserves, other accrued liabilities and certain financial instruments included in other assets at December 28, 1997 and December 29, 1996 approximate fair value. The fair value of the Company's long-term debt, excluding capitalized lease obligations, is estimated as follows:


                                           1997                      1996
                                 --------------------      --------------------
                                 Recorded        Fair      Recorded       Fair
                                  Amount        Value       Amount        Value
                                 --------       -----      --------       -----
                                                ($ in thousands)
Senior Notes                     $103,456     $ 82,765     $119,034     $ 86,895
Discount Notes                     30,900       22,866       30,606       11,742
Senior Discount Notes              48,514       50,630            0            0
Mortgage notes                        169          165          353          347
Other                               1,753        1,527        2,464        2,096

        The fair values of the Notes are based on an average market price of these instruments as of the end of fiscal 1997 and 1996. The fair value of the Senior Discount Notes is based on the subsequent issuance of the remaining $14 million in face value at a price of 83% of par. The fair value of the mortgage notes and other debt was estimated using a discount rate which the Company believes would be currently available to it for debt with similar terms and average maturities.

        The Company does not maintain investments or commitments for which the application of SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," would cause a material effect.

NOTE 8 - OTHER ACCRUED LIABILITIES:

        A summary of other accrued liabilities follows:


                                                           1997            1996
                                                         -------         -------
                                                             ($ in thousands)
Wages, salaries and bonuses                              $16,251         $22,249
Carrying costs of closed properties                       12,407          10,500
Reserve for divestitures                                       0          10,004
Interest                                                   5,773           5,038
Property taxes                                             2,993           3,110
Sales tax                                                  2,612           2,132
Utilities                                                  1,996           1,313
Accrued rent                                                 452             537
Other                                                     16,089          15,813
                                                         -------         -------
                                                         $58,573         $70,696
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


NOTE 9 - INCOME TAXES:

        The Company reported a loss for tax purposes in 1997, 1996 and 1995. Accordingly, the income tax provisions for each year primarily reflect certain state, local and foreign taxes. On a tax return basis, the Federal regular operating loss carryforwards amounted to approximately $203.6 million ($200.6 million of alternative minimum tax operating loss carryforwards) and expire in 2003 through 2013. The Company had approximately $711,000 of tax credit carryforwards which expire in 2003 and 2004.

        Upon consummation of the acquisition of the Company on January 27, 1994, the Company's net operating loss carryovers and other tax attributes were reduced significantly for Federal income tax purposes. In addition, because the consummation of the acquisition of the Company triggered an ownership change of the Company for Federal income tax purposes, the Company's use of its remaining net operating loss carryovers for regular and alternative minimum Federal income tax purposes is subject to an annual limitation in an amount equal to the product of (i) the long-term tax-exempt rate prevailing on January 27, 1994 and
(ii) the value of the Company's stock, increased to reflect the cancellation of indebtedness pursuant to the prepackaged joint plan of reorganization of the Company and REG-M Corp. (but without taking into account contributions to capital pursuant to the acquisition of the Company). The Company's annual limit is approximately $5.3 million. The amount of NOL subject to the annual limit is approximately $22.2 million.

        At December 28, 1997, the Company and its subsidiaries had tax credit carryforwards of approximately $2.1 million not utilized by W. R. Grace & Co.-Conn. ("Grace"). In accordance with the 1986 acquisition from Grace, the Company must reimburse Grace for 75% of the benefit of these tax credits if they are utilized in future Company tax returns. Further, El Torito Restaurants, Inc. (a wholly owned subsidiary of the Company) has approximately $12.0 million of tax depreciation deductions not claimed in Grace tax returns as a result of a tax sharing agreement. The Company will also reimburse Grace for 75% of any tax savings generated by these deductions.

        Further, as a result of the acquisition of Chi-Chi's, the Company has net operating loss and credit carryforwards not used by Chi-Chi's of $53.2 million and $6.8 million, respectively. The net operating losses expire beginning in 2004 through 2009 and the credit carryovers expire in various years from 1998 through 2009. The acquisition of Chi-Chi's, as well as the 1992 acquisition of a previous franchisee by Chi-Chi's, triggered ownership changes for Federal income tax purposes which result in separate annual limitations on the availability of these losses and credits.

        A reconciliation of income tax expense to the amount of income tax benefit that would result from applying the Federal statutory rate (35% for 1997, 1996 and 1995) to loss before income taxes is as follows:


                                                             Fiscal Year Ended
                                                   -----------------------------------
                                                   Dec. 28,     Dec. 29,      Dec. 31,
                                                     1997         1996          1995
                                                   --------    ---------     ---------
                                                               ($ in thousands)
Provision (benefit) for income taxes at
   statutory rate                                 $(10,879)     $ 48,276      $(42,875)
State taxes, net of Federal income tax
   benefit                                             219           249           332

benefit
Foreign taxes                                            0            92           270
Nondeductible goodwill                                 490         1,242         3,312
Change in deferred tax asset which is subject
   to a full valuation reserve and other            10,679       (48,969)       40,169
                                                  --------      --------      --------
                                                  $    509      $    890      $  1,208
                                                  ========      ========      ========

        At December 28, 1997 and December 29, 1996, the Company's deferred tax asset was $134,717,000 and $124,838,000, respectively, and deferred tax liability was $17,456,000 and $17,969,000, respectively. The major components of the Company's net deferred taxes of $117,261,000 at December 28, 1997 and $106,869,000 at December 29, 1996 are as follows:

                                                   1997           1996
                                                ---------      ---------
                                                     ($ in thousands)
Depreciation                                    $ (17,456)     $ (17,969)
Net operating loss and credit carryforwards       103,909         91,176
Capitalized leases                                    817            719
Carrying costs and other reserves                   5,120          8,787
Self-insurance reserves                            12,915         14,700
Straight-line rent                                  1,811          1,872
Reorganization costs                                4,700          4,913
Other                                               5,445          2,671
                                                ---------      ---------
                                                  117,261        106,869
Valuation allowance                              (117,261)      (106,869)
                                                ---------      ---------
                                                $       0      $       0
                                                =========      =========

        The increase in the valuation allowance for 1997 resulted primarily from the normal occurrence of temporary differences and the current year tax loss.


NOTE 10 - BENEFIT PLANS:

        The Company maintains certain incentive compensation and related plans for executives and key operating personnel, including restaurant and field management. Total expenses for these plans were $4,062,000, $10,374,000 and $10,151,000 for 1997, 1996 and 1995, respectively.

        The Company maintains a savings plan pursuant to Section 401(k) of the Internal Revenue Code, which allows administrative and clerical employees who have satisfied the service requirements to defer from 2% to 12% of their pay on a pre-tax basis. The Company contributes an amount equal to 20% of the first 4% of compensation that is deferred by the participant. The Company's contributions under this plan were $156,000, $164,000 and $288,000 in 1997, 1996 and 1995, respectively. The Company also maintains an unfunded, non-qualified deferred compensation plan, which was created in 1994 for key executives and other members of management who were then excluded from participation in the qualified savings plan. This plan allows participants to defer up to 50% of their salary on a pre-tax basis. The Company contributes an amount equal to 20% of the first 4% contributed by the employee. The Company's contributions under the non-qualified deferred compensation plan were $37,000, $38,000 and $67,000 in 1997, 1996 and 1995, respectively. In each plan, a participant's right to Company contributions vests at a rate of 25% per year of service.
The Company has no defined benefit plans.


NOTE 11 - RELATED PARTY TRANSACTIONS:

        Foodmaker, Inc. ("Foodmaker") provided distribution services through May 1997 to a portion of the Company's restaurants, principally those operated under the Chi-Chi's name. Distribution sales to those restaurants for the years ended December 28, 1997, December 29, 1996 and December 31, 1995 aggregated $21,844,000, $63,785,000 and $76,423,000, respectively. Due to the termination of distribution sales, there were no accounts payable due to Foodmaker at December 28, 1997. The Company had accounts payable of $2,301,000 due to Foodmaker at December 29, 1996.

        Apollo FRI Partners, L.P. ("Apollo") charged a monthly fee of $100,000 during 1997 and 1996 which Apollo will continue to earn in the future, and Apollo and Green Equity Investors, L.P. ("GEI") each charged a monthly fee of $50,000 during 1995 for providing certain management services to the Company. In November 1995, the management services arrangement with GEI was terminated. For the years ended December 28, 1997, December 29, 1996 and December 31, 1995, the Company was charged $1.2 million each year in connection with this arrangement. The Company had management services fees payable of $3,250,000 and $2,050,000 due to Apollo and GEI at December 28, 1997 and December 29, 1996, respectively.


NOTE 12 - COMMON STOCK:

        Certain officers and employees of the Company were granted the right to purchase up to 40,900 shares of Common Stock (constituting up to 4.1% of the Common Stock outstanding immediately following such purchases) at $160 per share, the same per share price paid by Apollo and GEI in January 1994. The Employee Stock Purchase was consummated on January 27, 1994 with respect to certain officers (15,625 shares of Common Stock) and on May 19, 1994 and July 31, 1994 with respect to the other participants (22,552 shares of Common Stock). No more than fifty percent of the purchase price was authorized to be financed through interest-bearing recourse notes payable to the Company. In July 1996, the Company canceled all such interest-bearing recourse notes. The Company has repurchased 8,992 shares of Common Stock due to employee terminations, leaving 28,905 shares currently owned by management stockholders and terminated employees. The individuals who purchased Common Stock were also granted options to purchase 20,822 shares of Common Stock in the future at an exercise price initially set at $160 per share. The Company also granted options to purchase approximately 30,000 shares of Common Stock to approximately 800 other employees. All these options expire in 2004 and 2005 and become exercisable at a rate of 25% on the grant date and 25% on each of the next three anniversaries of the grant date. Approximately 44,500 options have expired due to terminations.


NOTE 13 - CONTINGENCIES:

        The Company is involved in various litigation matters incidental to its business. The Company does not believe that any of the claims or actions filed against it will have a material adverse effect upon the consolidated financial position or results of operations of the Company.

                                   SCHEDULE II

                            FAMILY RESTAURANTS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                ($ in thousands)


                                                   Additions
                                              ----------------------
                                 Balance at   Charged to    Charged                       Balance
                                  beginning    costs and    to other                      at end
         Description              of period    expenses     accounts    Deductions       of period
         -----------             ----------   ----------    --------    ----------       ---------
Allowance for uncollectible
  receivables:
      For the year 1997           $  879       $   78       $  300       $ (206)(1)        $1,051

      For the year 1996              997            0            0         (118)(1)           879

      For the year 1995              813          184            0            0               997


(1) Represents write-off of uncollectible receivables against allowance and includes transfers to other accounts.