Form 10-Q
period 1998-03-29
FAMILY RESTAURANTS
filed 1998-05-08
CIK 813856

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____________to_______________

                         Commission file number 33-14051

                            Family Restaurants, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Delaware                                  33-0197361
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
 incorporation or organization)

               18831 Von Karman Avenue, Irvine, California  92612
               (Address of principal executive offices)   (Zip Code)

       Registrant's telephone number, including area code: (949) 757-7900

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

                              Yes [X]    No [ ]

Number of shares of outstanding common stock as of May 8, 1998 is 988,285.

                          PART I. FINANCIAL INFORMATION


Item 1.    FINANCIAL STATEMENTS


                            FAMILY RESTAURANTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except share amounts)



                                                                                    March 29,       December 28,
                                                                                      1998             1997
                                                                                    ---------       ------------
                                                                                   (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                         $  33,861       $  32,518
  Receivables                                                                           4,145           3,944
  Inventories                                                                           4,308           4,569
  Other current assets                                                                  3,551           4,086
                                                                                    ---------       ---------
    Total current assets                                                               45,865          45,117

Property and equipment, net                                                           181,262         183,601
Reorganization value in excess of amount allocable to identifiable assets, net         36,179          36,529
Other assets                                                                           24,260          24,521
                                                                                    ---------       ---------
                                                                                    $ 287,566       $ 289,768
                                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt, including capitalized lease obligations        $   2,609       $   2,694
  Accounts payable                                                                     15,633          13,959
  Self-insurance reserves                                                              30,560          32,515
  Other accrued liabilities                                                            52,323          58,573
  Income taxes payable                                                                  3,789           3,788
                                                                                    ---------       ---------
    Total current liabilities                                                         104,914         111,529

Other long-term liabilities                                                             4,460           4,478
Long-term debt, including capitalized lease obligations, less current portion         212,596         199,955

Stockholders' deficit:
  Common stock - authorized 1,500,000 shares, par value $.01 per share,
    997,277 shares issued                                                                  10              10
  Additional paid-in capital                                                          157,317         157,317
  Accumulated deficit                                                                (190,348)       (182,138)
  Less treasury stock, at cost (8,992 shares)                                          (1,383)         (1,383)
                                                                                    ---------       ---------
    Total stockholders' deficit                                                       (34,404)        (26,194)
                                                                                    ---------       ---------
                                                                                    $ 287,566       $ 289,768
                                                                                    =========       =========


      See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ in thousands)
                                   (Unaudited)


                                             For the Quarters Ended
                                            --------------------------
                                            March 29,       March 30,
                                              1998             1997
                                            ---------       ---------
Sales                                       $ 113,306       $ 114,978
                                            ---------       ---------
Product costs                                  30,763          30,365
Payroll and related costs                      40,206          40,867
Occupancy and other operating expenses         30,848          32,750
Depreciation and amortization                   5,339           5,570
General and administrative expenses             7,118           7,478
Opening costs                                     620               0
Loss on disposition of properties, net            668           1,467
                                            ---------       ---------

  Total costs and expenses                    115,562         118,497
                                            ---------       ---------

Operating loss                                 (2,256)         (3,519)

Interest expense, net                           5,827           4,406
                                            ---------       ---------

Loss before income tax provision               (8,083)         (7,925)

Income tax provision                              127             176
                                            ---------       ---------

Net loss                                    $  (8,210)      $  (8,101)
                                            =========       =========



      See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)


                                                                               For the Quarters Ended
                                                                             -------------------------
                                                                             March 29,       March 30,
                                                                               1998            1997
                                                                             ---------       ---------
Increase in Cash and Cash Equivalents

Cash flows from operating activities:
  Cash received from customers, franchisees and licensees                    $ 113,690       $ 115,019
  Cash paid to suppliers and employees                                        (112,043)       (115,076)
  Interest paid, net                                                            (6,967)         (6,336)
  Income taxes paid                                                               (126)           (159)
                                                                             ---------       ---------

    Net cash used in operating activities                                       (5,446)         (6,552)
                                                                             ---------       ---------

Cash flows from investing activities:
  Proceeds from disposal of property and equipment                                  44              15
  Capital expenditures                                                          (3,398)         (1,843)
  Mandatory lease buyback, net                                                       0          (2,818)
  Lease termination payments                                                      (211)         (2,151)
  Opening costs                                                                   (276)              0
  Other                                                                             74          (1,034)
                                                                             ---------       ---------

    Net cash used in investing activities                                       (3,767)         (7,831)
                                                                             ---------       ---------

Cash flows from financing activities:
  Reductions of long-term debt, including capitalized lease obligations           (972)           (892)
  Net proceeds from issuance of notes                                           11,620               0
  Payment of debt issuance costs                                                   (92)         (1,305)
                                                                             ---------       ---------

    Net cash provided by (used in) financing activities                         10,556          (2,197)
                                                                             ---------       ---------

Net increase (decrease) in cash and cash equivalents                             1,343         (16,580)
Cash and cash equivalents at beginning of period                                32,518          33,820
                                                                             ---------       ---------

Cash and cash equivalents at end of period                                   $  33,861       $  17,240
                                                                             =========       =========



      See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                                ($ in thousands)
                                   (Unaudited)


                                                                                  For the Quarters Ended
                                                                                 ------------------------
                                                                                 March 29,      March 30,
                                                                                   1998           1997
                                                                                 ---------      ---------
Reconciliation of net loss to net cash used in operating activities:

Net loss                                                                          $(8,210)      $(8,101)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                   5,339         5,570
    Amortization of debt issuance costs                                               297           251
    Openings costs                                                                    620             0
    Loss on disposition of properties                                                 668         1,467
    Accretion of interest                                                           1,908           294
    Decrease in receivables, inventories and other current assets                     251         1,053
    Decrease in accounts payable, self-insurance reserves, other
      accrued liabilities and income taxes payable                                 (6,319)       (7,086)
                                                                                  -------       -------

Net cash used in operating activities                                             $(5,446)      $(6,552)
                                                                                  =======       =======


      See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

        1. COMPANY. Family Restaurants, Inc. (together with its subsidiaries, the "Company") was incorporated in Delaware in 1986 and is primarily engaged in the operation of full-service restaurants through its subsidiaries. At March 29, 1998, the Company operated 273 restaurants in 30 states, with approximately 65% of its restaurants located in California, Ohio, Pennsylvania, Michigan, Illinois and Indiana. Additionally, as of March 29, 1998, the Company was the franchisor and licensor of two restaurants in the United States and 24 restaurants outside the United States.

        2. FINANCIAL STATEMENTS. The Condensed Consolidated Financial Statements in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Year Ended December 28, 1997 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter ended March 29, 1998 are not necessarily indicative of those for the full year.

        3. LONG-TERM DEBT. On August 12, 1997, FRI-MRD Corporation (a wholly-owned subsidiary of the Company) ("FRI-MRD") issued new senior discount notes (the "Senior Discount Notes") in the face amount of $61 million at a price of approximately 75% of par. The Senior Discount Notes are due on January 24, 2002 and accrete at a rate of 15% per annum until July 31, 1999, and thereafter, interest will be payable in cash semi-annually at the rate of 15% per annum. The $61 million of Senior Discount Notes were issued to an existing holder of the Company's 9-3/4% Senior Notes due 2002 (the "Senior Notes") in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash, and are part of an agreement pursuant to which FRI-MRD had the ability to issue up to a maximum of $75 million of Senior Discount Notes. The gain of $3,548,000 realized on the exchange of Senior Notes has been deferred and classified as an element of long-term debt in accordance with the guidelines of Emerging Issues Task Force Issue No. 96-19 because the present value of the cash flows of the Senior Discount Notes was not at least 10% different from the present value of the cash flows of the Senior Notes exchanged. The deferred gain is being amortized as a reduction of interest expense over the life of the Senior Discount Notes. On January 14 and 15, 1998, FRI-MRD issued the remaining $14 million in face amount of the Senior Discount Notes available under such agreement to the same purchaser at a price of 83% of par. FRI-MRD received approximately $11.6 million in cash as a result of this subsequent sale. Proceeds from the sales of the Senior Discount Notes have been and will continue to be used to fund the Company's capital expenditure programs and for general corporate purposes.

        4. OPENING COSTS. Opening costs are incurred in connection with the opening or remodeling of a restaurant and are principally related to stocking the restaurant and training its staff. Through the year ended December 28, 1997, the Company's policy had been to capitalize such opening costs and amortize them over one year. In the second quarter of 1998, the American

Institute of Certified Public Accountants is expected to issue a Statement of Position ("SOP"), "Reporting on the Costs of Start-Up Activities," which specifies that all costs of start-up activities, including restaurant opening costs, should be expensed as incurred. Although this SOP is to be effective for fiscal years beginning after December 15, 1998, early adoption is allowed, and the Company has elected to adopt the provisions of the proposed SOP in the quarter ended March 29, 1998.

        Accordingly, $344,000 of unamortized opening costs at December 28, 1997 (classified as other current assets) has been expensed in the accompanying condensed consolidated statement of operations for the quarter ended March 29, 1998, along with $276,000 of opening costs incurred during the quarter. No opening costs were incurred in the quarter ended March 30, 1997.

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

        As used herein, "comparable restaurants" means restaurants operated by the Company on January 1, 1997 and that continued in operation through the end of the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

        A.  LIQUIDITY

        The Company has been relying and will continue to rely primarily on internally generated funds, supplemented if necessary by working capital advances available under the Foothill Credit Facility (as defined below), for its liquidity. In addition, FRI-MRD raised approximately $45.6 million in cash from the issuance of the Senior Discount Notes to supplement its liquidity needs. The Company's viability has been and will continue to be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and to comply with the terms of its financing agreements.

        Operating Cash Flow. For the first quarter of 1998, the Company reported EBITDA (defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, provision for divestitures and write-down of long-lived assets, restructuring costs, interest, taxes, depreciation and amortization) of $4.4 million, compared to $3.5 million for the same period in 1997. The $0.9 million improvement was due to the continuing impact of El Torito and Chi-Chi's cost reduction and reengineering strategies, which have improved operating margins, and positive comparable store sales at Chi-Chi's. This improved EBITDA is the continuation of the trend that began in 1996 when new management was installed at both El Torito and Chi-Chi's. Since 1995, the divisional EBITDA of the Company's ongoing operations is set forth in the following table.


                                 Divisional EBITDA
                              -----------------------
Fiscal Year Ended             El Torito     Chi-Chi's
                              ---------     ---------
                                  ($ in thousands)
December 31, 1995 (a)          $13,508      $(10,455)
December 29, 1996               11,956        (4,278)
December 28, 1997               17,627            36

        (a) Includes 53 weeks of operations and, in accordance with Company policy at that time, excludes certain unallocated corporate overhead.

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

        Working Capital Deficiency. The Company operates with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and
(iii) cash from sales is usually received before related accounts payable for food, beverages and supplies become due. The Company had a working capital deficiency of $59.0 million on March 29, 1998.

        Credit Facility. The Company has a $35 million credit facility with Foothill Capital Corporation (the "Foothill Credit Facility") to provide for the ongoing working capital needs of the Company. The Foothill Credit Facility provides for up to $15 million in revolving cash borrowings and up to $35 million in letters of credit (less the outstanding amount of revolving cash borrowings). The Foothill Credit Facility is secured by substantially all of the real and personal property of the Company, contains customary restrictive covenants, including the maintenance of certain financial ratios, and expires on January 10, 2002. The Company is in compliance with all financial ratios for the quarter ended March 29, 1998. Letters of credit are issued under the Foothill Credit Facility primarily to provide security for future amounts payable under the Company's workers' compensation insurance program ($15.9 million of such letters of credit were outstanding as of May 8, 1998). No revolving cash borrowings were outstanding as of May 8, 1998.

        Other. On August 12, 1997, FRI-MRD issued the Senior Discount Notes in the face amount of $61 million to an existing holder of the Company's Senior Notes in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash. On January 14 and 15, 1998, FRI-MRD issued the remaining $14 million in face amount of the Senior Discount Notes to the same purchaser for approximately $11.6 million in cash. Proceeds from the sales of the Senior Discount Notes have been and will continue to be used to fund the Company's capital expenditure programs and for general corporate purposes. The Company is currently considering additional sources of cash, such as the sale of non-core assets.

        The Company continues to be highly leveraged and has significant debt service requirements. Although management believes that its current sources of cash should be sufficient to meet its operating and debt service requirements for the foreseeable future, there can be no assurance that the Company will be able to repay or refinance its Senior Notes and its 10-7/8% Senior Subordinated Discount Notes due 2004, or that FRI-MRD will be able to repay or refinance the Senior Discount Notes, at their respective maturities.

        B.  CAPITAL EXPENDITURES

        Net cash used in investing activities was $3.8 million for the first quarter of 1998, including $3.4 million for capital expenditures, as compared to net cash used in investing activities of $7.8 million for the same period in 1997.

        Capital expenditures of approximately $30 million are planned for fiscal 1998, including approximately $6 million devoted to normal improvements of the Company's restaurants. The Company is continuing its remodeling of both El Torito and Chi-Chi's restaurants and anticipates spending approximately $13 million to $14 million for this purpose in fiscal 1998. In fiscal 1998, the Company also anticipates opening up to seven new El Torito restaurants, including its newly developed quick-service casual-style restaurant, "El Torito Express Grill." The Company also plans to upgrade El Torito's in-store POS technology during fiscal 1998.

        By May 8, 1998, the Company had completed the remodeling of eight additional El Torito restaurants, primarily in the Los Angeles/Orange County market, and six additional Chi-Chi's restaurants in various markets. The Company has announced plans for an aggressive remodel program for the Chi-Chi's chain over the next three years. This program could cost up to $50 million.

        Included in 1998 capital spending are continuing expenditures to replace the Company's mainframe computer software applications with new software to be run in a client/server environment. The new software includes work flow capabilities allowing for improved processes and wider access to data. In addition, acquisition of the new software will insure that the Company's computer systems are year 2000 compliant. The Company expects to spend approximately $1.6 million on the new software and related hardware and installation costs in 1998. The project is expected to be completed before year-end 1998. The Company is requesting year 2000 compliance reports from significant vendors and service providers. If the computer systems of a significant vendor or service provider were not year 2000 compliant, it could have a material adverse effect on the Company.

RESULTS OF OPERATIONS.

        The Company's total sales of $113,306,000 for the first quarter of 1998 decreased by $1,672,000 or 1.5% as compared to the same period in 1997. As shown below, this decrease was due to restaurants divested or closed in 1997 and 1998, partially offset by increased sales of comparable restaurants.


                                                              First Quarter
                                                             Sales Decrease
                                                             --------------
                                                            ($ in thousands)
Decrease in Sales of Restaurants Divested or Closed              $(1,757)
Increase in Sales of Comparable Restaurants                           85
                                                                 -------
  Total                                                          $(1,672)
                                                                 =======

        Sales for comparable restaurants of $111,631,000 for the first quarter of 1998 increased by $85,000 or 0.1% as compared to the same period in 1997. As shown below, this increase was due to increased sales for comparable Chi-Chi's restaurants which, while continuing to reflect a competitive operating environment for restaurants, more than offset decreased sales for comparable El Torito restaurants.


                                       First Quarter
                                      Sales Increase
                                    -------------------
                                    Amount      Percent
                                    ------      -------
                                     ($ in thousands)
Comparable Chi-Chi's                $   701        1.2%
Comparable El Torito                   (616)      (1.2)
                                    -------
Total                               $    85        0.1%
                                    -======       ====

        El Torito comparable sales in the first quarter were down 1.2% as compared to the same period in 1997. Sales were impacted by severe weather during six weeks of the quarter. Especially hard-hit was the St. Louis market and southern Orange County, California, where sales declines accounted for over 75% of the unfavorable sales variance in the first quarter. The "Getaway to Mexico at El Torito" advertising campaign continued with a focus on the Yucatan region in the first quarter via promotional television and radio advertising. A shift to lower media weights and reduced spending levels for advertising in the first quarter of 1998, along with the non-comparable calendar alignment of marketing events in 1998 versus 1997, may have also adversely affected the first quarter comparable sales results.

        Comparable Chi-Chi's sales in the first quarter of 1998 were up 1.2% as compared to the same period in 1997. This was the first quarter of positive comparable sales since Chi-Chi's was merged into the Company in January 1994 and continues the improving comparable sales trends reported each quarter during fiscal 1997. Sales were buoyed by print advertising distributed in January 1998 and an accompanying system-wide employee incentive contest which were formulated to stimulate trial of the new Chi-Chi's menu introduced in December 1997. The new menu expanded the product offerings to appeal to a greater segment of the population by adding grilled meats and barbeque items, related to Mexican cuisine, but not considered traditional Mexican dishes, as well as new Mexican combination entrees. Additionally, the first Chi-Chi's television and radio campaign of 1998 began in the second week of March featuring the Outrageous Burrito and other Mexican grill items.

        Product cost of $30,763,000 for the first quarter of 1998 increased by $398,000 or 1.3% as compared to the same period in 1997. The increase is primarily due to the impact of (i) higher commodity prices, especially related to produce and cheese, and (ii) higher food costs at Chi-Chi's associated with new menu items, which more than offset the impact of the eight restaurants sold or closed since the beginning of 1997 and the effects of the El Torito and Chi-Chi's cost reduction strategies. As a percentage of sales, product cost increased to 27.2% in the first quarter of 1998 as compared to 26.4% in the same period of 1997.

        Payroll and related costs of $40,206,000 for the first quarter of 1998 decreased by $661,000 or 1.6% as compared to the same period in 1997. The decrease is due to the impact of the eight restaurants sold or closed since the beginning of 1997. As a percentage of sales, payroll and related costs of 35.5% in the first quarter of 1998 remained the same as compared to the same period in 1997. Savings realized from the El Torito and Chi-Chi's cost reduction strategies which have focused on improving labor scheduling and efficiencies were offset by the impact of the minimum wage increases nationally on September 1, 1997 and on March 1, 1997 and March 1, 1998 in California.

        The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective October 1, 1996, the Federal minimum wage was increased from $4.25 to $4.75, and effective September 1, 1997, it was further increased to $5.15. However, a provision of the new measure effectively freezes the minimum wage for tipped employees at current levels by increasing the allowable tip credit in those states which allow for a tip credit. Furthermore, California voters approved a proposition on November 5, 1996 that increased the state's minimum wage to $5.00 on March 1, 1997 and further increased the state's minimum wage to $5.75 on March 1, 1998. In response to the minimum wage increases on October 1, 1996, March 1, 1997 and March 1, 1998, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Chi-Chi's also raised menu prices in October and December 1997 as a result of the cumulative impact of these minimum wage increases. At the request of President Clinton, the Congress is considering further increases in the Federal minimum wage over the next two years. In addition, the California legislature is considering another minimum wage increase which would be effective in 1999.

        Occupancy and other operating expenses of $30,848,000 for the first quarter of 1998 decreased by $1,902,000 or 5.8% as compared to the same period in 1997. The decrease for the first quarter is due, in part, to the impact of the eight restaurants sold or closed since the beginning of 1997. As a percentage of sales, occupancy and other operating expenses decreased to 27.2% in the first quarter of 1998 as compared to 28.5% in the same period in 1997. This decrease primarily reflects (i) the impact of El Torito and Chi-Chi's cost reduction strategies and (ii) a decrease in media expense in both El Torito and Chi-Chi's in the first quarter of 1998 as compared to the same period of 1997.

        Depreciation and amortization of $5,339,000 for the first quarter of 1998 decreased by $231,000 or 4.2% as compared to the same period in 1997 due to the impact of (i) the eight restaurants sold or closed since the beginning of 1997 and (ii) the write-down of certain long-lived assets in the second quarter of 1997.

        General and administrative expenses of $7,118,000 for the first quarter of 1998 decreased by $360,000 or 4.8% as compared to the same period of 1997. As a percentage of sales, general and administrative expenses decreased to 6.3% in the first quarter of 1998 as compared to 6.5% in the same period of 1997 primarily reflecting (i) higher royalty and license payments, which are recorded as an offset to general and administrative expenses, and (ii) lower litigation-related expenses. Management continues to closely evaluate the Company's general and administrative cost structure for savings opportunities.

        The Company reported a loss on disposition of properties of $0.7 million in the first quarter of 1998 as compared to a loss of $1.5 million for the first quarter in 1997. These amounts reflect losses associated with restaurant divestments and closures in such periods.

        Interest expense, net for the first quarter of 1998 of $5,827,000 increased by $1,421,000 or 32.3% as compared to the same period in 1997. The first quarter increase was primarily the result of the issuance of the Senior Discount Notes in August 1997 and January 1998 and the accretion of interest thereon, partially offset by the elimination of cash interest expense associated with the $15.6 million of Senior Notes received as part of the exchange on August 12, 1997.

SELECTED DIVISION OPERATING DATA.

        The Company primarily operates full-service Mexican restaurants in two divisions under the El Torito, Chi-Chi's, Casa Gallardo and other names. At March 29, 1998 the Company's El Torito restaurant division operated 94 full-service restaurants and the Company's Chi-Chi's restaurant division operated 179 full-service restaurants.

        The following table sets forth certain information regarding the Company, its El Torito and Chi-Chi's restaurant divisions, and the various operations divested in 1996.

                                                                             For the Quarter Ended
                                                                   ---------------------------------------------
                                                                    March 29,        March 30,       March 31,
                                                                       1998            1997             1996
                                                                   ----------       ----------       ----------
                                                                    ($ in thousands, except average check amount)
El Torito Restaurant Division
Restaurants Open at End of Period:
  Owned/operated                                                          94               97               98
  Franchised and Licensed                                                 10                7                5
Sales                                                              $  51,809        $  53,600        $  54,434
Restaurant Level Cashflow                                              7,087            7,234            5,848
Divisional EBITDA (a)                                                  4,313            4,249            2,874
Percentage decrease in comparable restaurant sales                      (1.2)%           (1.5)%           (3.1)%
Average check                                                      $    9.92        $    9.55        $    9.43

Chi-Chi's Restaurant Division
Restaurants Open at End of Period:
  Owned/operated                                                         179              182              199
  Franchised and Licensed                                                 16               18               21
Sales                                                              $  61,497        $  61,378        $  74,753
Restaurant Level Cashflow                                              4,128            3,478             (607)
Divisional EBITDA (a)                                                    102             (690)          (4,512)
Percentage increase (decrease) in comparable restaurant sales            1.2%           (12.7)%          (10.9)%
Average check                                                      $    7.84        $    7.52        $    7.44

Ongoing Operations
Restaurants Open at End of Period:
  Owned/operated                                                         273              279              297
  Franchised and Licensed                                                 26               25               26
Sales                                                              $ 113,306        $ 114,978        $ 129,187
Divisional EBITDA (a)                                                  4,415            3,559           (1,638)

Divested Operations (b)
Restaurants Open at End of Period:
  Owned/operated                                                           0                0              367
  Franchised and Licensed                                                  0                0              261
Sales                                                              $       0        $       0        $ 129,865
Divisional EBITDA (a)                                                      0                0           11,948

Total Company
Restaurants Open at End of Period:
  Owned/operated                                                         273              279              664
  Franchised and Licensed                                                 26               25              287
Sales                                                              $ 113,306        $ 114,978        $ 259,052
EBITDA (c)                                                             4,371            3,518           10,431


(a) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, interest, taxes, depreciation and amortization.

(b) Divested Operations in 1996 includes the results of the Family Restaurant Division until it was divested on May 23, 1996 and the traditional dinnerhouse restaurants that were divested by year-end 1996.

(c) EBITDA is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, provision for divestitures and write-down of long-lived assets, restructuring costs, interest, taxes, depreciation and amortization. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.

                           PART II. OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

        The Company is involved in various litigation matters incidental to its business. The Company does not believe that any of the existing claims or actions will have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Item 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

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

               4   (f)    Joinder Agreement Dated as of January 14, 1998 Re:
                          FRI-MRD Corporation Senior Discount Notes due January
                          24, 2002. (Filed as Exhibit 4(f) to the Company's Form
                          10-K filed with the SEC on Mach 30, 1998.)

            * 27          Financial Data Schedule.

        (b) Reports on Form 8-K.

               None.



----------
* Filed herewith.

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

Date: May 8, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
27            Financial Data Schedule