Form 10-Q
period 1998-06-28
FAMILY RESTAURANTS
filed 1998-08-12
CIK 813856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 1998 or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to
                               ------------   -----------

                        Commission file number 33-14051
                                               --------

                           Family Restaurants, Inc.
                           ------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                 33-0197361
      -----------------------------         ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

               18831 Von Karman Avenue, Irvine, California  92612
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (949) 757-7900
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   [X]       No   [_]


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes   [X]       No   [_]


Number of shares of outstanding common stock as of August 10, 1998 is 988,285.

                       PART  I.    FINANCIAL INFORMATION
                       ---------------------------------

Item 1. FINANCIAL STATEMENTS
-------

                           FAMILY RESTAURANTS, INC.
                           ------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                    ($ in thousands, except share amounts)

                                                                                        June 28,            December 28,
                                                                                          1998                  1997
                                                                                    ----------------     ----------------
                                                                                       (Unaudited)
ASSETS
------

Current assets:
 Cash and cash equivalents                                                          $        26,820      $        32,518
 Bridge note receivable - KKR merger                                                          3,003                    0
 Receivables                                                                                  4,292                3,944
 Inventories                                                                                  4,350                4,569
 Other current assets                                                                         4,241                4,086
                                                                                    ----------------     ----------------
  Total current assets                                                                       42,706               45,117

Property and equipment, net                                                                 182,828              183,601
Reorganization value in excess of amount allocable to identifiable assets, net               35,829               36,529
Other assets                                                                                 23,806               24,521
                                                                                    ----------------     ----------------
                                                                                    $       285,169      $       289,768
                                                                                    ================     ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
 Current portion of long-term debt, including capitalized lease obligations         $         2,572      $         2,694
 Accounts payable                                                                            13,625               13,959
 Self-insurance reserves                                                                     28,603               32,515
 Other accrued liabilities                                                                   56,729               58,573
 Income taxes payable                                                                         3,775                3,788
                                                                                    ----------------     ----------------
  Total current liabilities                                                                 105,304              111,529

Other long-term liabilities                                                                   4,518                4,478
Long-term debt, including capitalized lease obligations, less current portion               214,515              199,955

Stockholders' deficit:
 Common stock - authorized 1,500,000 shares, par value $.01 per share,
  997,277 shares issued                                                                          10                   10
 Additional paid-in capital                                                                 157,317              157,317
 Accumulated deficit                                                                       (195,112)            (182,138)
 Less treasury stock, at cost (8,992 shares)                                                 (1,383)              (1,383)
                                                                                    ----------------     ----------------
  Total stockholders' deficit                                                               (39,168)             (26,194)
                                                                                    ----------------     ----------------
                                                                                    $       285,169      $       289,768
                                                                                    ================     ================

     See accompanying notes to condensed consolidated financial statements

                           FAMILY RESTAURANTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               ($ in thousands)
                                  (Unaudited)

                                                            For the Quarters Ended
                                                        ------------------------------
                                                         June 28,            June 29,
                                                           1998               1997
                                                        -----------        -----------
Sales                                                   $   120,095         $  123,103
                                                        -----------         ----------

Product costs                                                32,033             32,766
Payroll and related costs                                    41,712             42,503
Occupancy and other operating expenses                       31,331             33,674
Depreciation and amortization                                 5,283              5,611
General and administrative expenses                           6,998              6,964
Opening costs                                                   638                  3
Loss on disposition of properties, net                          738                410
Impairment of long-lived assets                                   0              2,640
                                                        -----------         ----------

  Total costs and expenses                                  118,733            124,571
                                                        -----------         ----------

Operating income (loss)                                       1,362             (1,468)

Interest expense, net                                         5,999              4,556
                                                        -----------         ----------

Loss  before income tax provision                            (4,637)            (6,024)

Income tax provision                                            127                176
                                                        -----------         ----------

Net loss                                                $    (4,764)        $   (6,200)
                                                        ===========         ==========

     See accompanying notes to condensed consolidated financial statements

                           FAMILY RESTAURANTS, INC.
                           ------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                               ($ in thousands)
                                  (Unaudited)

                                                     For the Six Months Ended
                                              ---------------------------------------
                                                  June 28,              June 29,
                                                    1998                  1997
                                              -------------        ----------------

Sales                                         $     233,401        $        238,081
                                              --------------       -----------------

Product costs                                        62,796                  63,131
Payroll and related costs                            81,918                  83,370
Occupancy and other operating expenses               62,179                  66,424
Depreciation and amortization                        10,622                  11,181
General and administrative expenses                  14,116                  14,442
Opening costs                                         1,258                       3
Loss on disposition of properties, net                1,406                   1,877
Impairment of long-lived assets                           0                   2,640
                                              --------------      ------------------

  Total costs and expenses                          234,295                 243,068
                                              --------------      ------------------

Operating loss                                         (894)                 (4,987)

Interest expense, net                                11,826                   8,962
                                              --------------      ------------------

Loss before income tax provision                    (12,720)                (13,949)

Income tax provision                                    254                     352
                                              --------------       -----------------

Net loss                                      $     (12,974)       $        (14,301)
                                              ==============       =================


     See accompanying notes to condensed consolidated financial statements

                           FAMILY RESTAURANTS, INC.
                           ------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                               ($ in thousands)
                                  (Unaudited)


                                                                                For the Six Months Ended
                                                                               -------------------------
                                                                                 June 28,       June 29,
                                                                                   1998          1997
                                                                               -----------    ----------
Increase in Cash and Cash Equivalents

Cash flows from operating activities:
 Cash received from customers, franchisees and licensees                       $  234,475     $  238,691
 Cash paid to suppliers and employees                                            (227,995)      (238,045)
 Interest paid, net                                                                (7,365)        (6,652)
 Income taxes paid                                                                   (267)          (269)
                                                                               ----------     ----------

  Net cash used in operating activities                                            (1,152)        (6,275)
                                                                               ----------     ----------

Cash flows from investing activities:
 Proceeds from disposal of property and equipment                                      74             42
 Bridge note receivable - KKR merger                                               (3,000)             0
 Capital expenditures                                                              (9,710)        (5,403)
 Mandatory lease buyback, net                                                           0         (2,828)
 Lease termination payments                                                          (722)        (2,651)
 Opening costs                                                                       (914)           (65)
 Other                                                                               (172)        (1,817)
                                                                               ----------     ----------

  Net cash used in investing activities                                           (14,444)       (12,722)
                                                                               ----------     ----------

Cash flows from financing activities:
 Reductions of long-term debt, including capitalized lease obligations             (1,625)        (1,591)
 Net proceeds from issuance of notes                                               11,620              0
 Payment of debt issuance costs                                                       (97)        (1,365)
                                                                               ----------     ----------

  Net cash provided by (used in) financing activities                               9,898         (2,956)
                                                                               ----------     ----------

Net decrease in cash and cash equivalents                                          (5,698)       (21,953)
Cash and cash equivalents at beginning of period                                   32,518         33,820
                                                                               ----------     ----------

Cash and cash equivalents at end of period                                     $   26,820     $   11,867
                                                                               ==========     ==========



     See accompanying notes to condensed consolidated financial statements

                           FAMILY RESTAURANTS, INC.
                           ------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
          -----------------------------------------------------------
                               ($ in thousands)
                                  (Unaudited)

                                                                                       For the Six Months Ended
                                                                                       -------------------------
                                                                                       June 28,         June 29,
                                                                                         1998             1997
                                                                                       --------       ----------
Reconciliation of net loss to net cash used in operating activities:

Net loss                                                                               $(12,974)      $(14,301)
Adjustments to reconcile net loss  to net cash used in operating activities:
    Depreciation and amortization                                                        10,622         11,181
    Amortization of debt issuance costs                                                     597            506
    Opening costs                                                                         1,258              3
    Loss on disposition of properties                                                     1,406          1,877
    Impairment of long-lived assets                                                           0          2,640
    Accretion of interest                                                                 3,948            294
    (Increase) decrease in receivables, inventories and other current assets               (628)           809
    Decrease in accounts payable, self-insurance reserves, other accrued
      liabilities and income taxes payable                                               (5,381)        (9,284)
                                                                                       --------      ---------
Net cash used in operating activities                                                  $ (1,152)     $  (6,275)
                                                                                       ========      =========


     See accompanying notes to condensed consolidated financial statements

                           FAMILY RESTAURANTS, INC.
                           ------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                 (Unaudited)

     1.  Company.  Family Restaurants, Inc. (together with its subsidiaries, the
         -------
"Company") was incorporated in Delaware in 1986 and is primarily engaged in the operation of full-service restaurants through its subsidiaries. At June 28, 1998, the Company operated 273 restaurants in 30 states, with approximately 65% of its restaurants located in California, Ohio, Pennsylvania, Michigan, Illinois and Indiana. Additionally, as of June 28, 1998, the Company was the franchisor and licensor of 21 restaurants outside the United States.

     2.  Financial Statements.  The Condensed Consolidated Financial Statements
         --------------------
in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Year Ended December 28, 1997 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter and six months ended June 28, 1998 are not necessarily indicative of those for the full year.

     3.  Long-Term Debt.  On August 12, 1997, FRI-MRD Corporation (a wholly-
         --------------
owned subsidiary of the Company) ("FRI-MRD") issued new senior discount notes (the "Senior Discount Notes") in the face amount of $61 million at a price of approximately 75% of par. The Senior Discount Notes are due on January 24, 2002 and accrete at a rate of 15% per annum until July 31, 1999, and thereafter, interest will be payable in cash semi-annually at the rate of 15% per annum.
The $61 million of Senior Discount Notes were issued to an existing holder of the Company's 9-3/4% Senior Notes due 2002 (the "Senior Notes") in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash, and are part of an agreement pursuant to which FRI-MRD had the ability to issue up to a maximum of $75 million of Senior Discount Notes. The gain of $3,548,000 realized on the exchange of Senior Notes has been deferred and classified as an element of long-term debt in accordance with the guidelines of Emerging Issues Task Force Issue No. 96-19 because the present value of the cash flows of the Senior Discount Notes was not at least 10% different from the present value of the cash flows of the Senior Notes exchanged. The deferred gain is being amortized as a reduction of interest expense over the life of the Senior Discount Notes. On January 14 and 15, 1998, FRI-MRD issued the remaining $14 million in face amount of the Senior Discount Notes available under such agreement to the same purchaser at a price of 83% of par. FRI-MRD received approximately $11.6 million in cash as a result of this subsequent sale. Proceeds from the sales of the Senior Discount Notes have been and will continue to be used to fund the Company's capital expenditure programs and for general corporate purposes.

     4.  Opening Costs.  Opening costs are incurred in connection with the
         -------------
opening or remodeling of a restaurant and are principally related to stocking the restaurant and training its staff. Through the year ended December 28, 1997, the Company's policy had been to capitalize such opening costs and amortize them over one year. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which specifies that all costs of start-up activities, including restaurant opening costs, should be expensed as incurred. Although SOP 98-5 is effective for fiscal years beginning after December 15, 1998, early adoption is allowed, and the Company elected to adopt the provisions of SOP 98-5 in the quarter ended March 29, 1998.

     Accordingly, $344,000 of unamortized opening costs at December 28, 1997 (classified as other current assets) was expensed in the condensed consolidated statement of operations for the quarter ended March 29, 1998. Opening costs incurred during the quarter and six months ended June 28,1998 were $638,000 and $914,000, respectively. Amortization of opening costs of $3,000 in the comparable periods of 1997 has been reclassified.

     5.  KKR Merger.  The Company, FRI-Sub, Inc., a newly organized Delaware
         ----------
corporation and wholly owned subsidiary of FRI-MRD (the "Merger Sub"), and Koo Koo Roo, Inc., a Delaware corporation ("KKR"), have entered into an Agreement and Plan of Merger, dated as of June 9, 1998 (the "Merger Agreement"), pursuant to which the Merger Sub will merge with and into KKR (the "Merger"), with KKR as the surviving corporation of the Merger. As a result of the Merger, KKR will become a wholly owned subsidiary of FRI-MRD. The closing of the Merger is subject to certain conditions, including but not limited to, the approval of the common stockholders of KKR and the obtaining of certain regulatory approvals and third party consents.

     As a result of the Merger, each outstanding share of common stock, $.01 par value, of KKR will be converted into the right to receive one share of common stock, par value $0.01 per share, of the Company (the "Company Common Stock"). In connection with the signing of the Merger Agreement, FRI-MRD provided a $3.0 million loan (the "Bridge Loan") to a subsidiary of KKR. Additionally, in connection with the Merger, FRI-MRD will issue new senior secured discount notes (the "New MRD Notes") for net proceeds of approximately $22.2 million and the Company is expanding the Foothill Credit Facility (as defined below) by an additional $20.0 million. The proceeds from the sale of the New MRD Notes will be used to acquire all of the outstanding capital stock (the "Hamlet Shares") of The Hamlet Group, Inc. ("Hamlet") immediately prior to the consummation of the Merger (the "Hamlet Acquisition"). If the Effective Time of the Merger does not occur within twenty-four hours of the closing of the Hamlet Acquisition, FRI-MRD shall have the right to terminate and rescind the Hamlet Acquisition. In such event, KKR shall pay to FRI-MRD the purchase price received by KKR in the Hamlet Acquisition and the Hamlet Shares shall be sold back to KKR. The Merger and the Hamlet Acquisition will be accounted for as a purchase.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    Results of Operations

     Certain information and statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties that could result in actual results of the Company or the restaurant industry differing materially from expected results expressed or implied by such forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a restaurant company operating in a competitive environment, factors that could significantly impact expected results include (i) the development of successful marketing strategies for the Company's restaurants, (ii) the effect of national and regional economic conditions, (iii) the availability of adequate working capital, (iv) competitive products and pricing, (v) changes in legislation, (vi) demographic changes, (vii) the ability to attract and retain qualified personnel, (viii) changes in business strategy or development plans, (ix) business disruptions, (x) changes in consumer preferences, tastes and eating habits and (xi) increases in food and labor costs. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

     The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Form 10-K.

     As used herein, "comparable restaurants" means restaurants operated by the Company on January 1, 1997 and that continued in operation through the end of the second quarter of 1998.

Liquidity and Capital Resources
-------------------------------

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

     Statement of Cash Flows. For the first six months of 1998, the Company reported net cash used in operating activities of $1.2 million compared to net cash used in operating activities of $6.3 million for the same period in 1997. The difference in cash received from customers, franchisees and licensees as compared to cash paid to suppliers and employees improved by $5.8 million from 1997 to 1998 which more than offset an increase in interest paid, net of $0.7 million. For the first six months of 1998, the Company reported net cash used in investing activities of $14.4 million compared to net cash used in investing activities of $12.7 million for the same period in 1997. The increase in net cash used in investing activities of $1.7 million was due to the $3.0 million bridge loan related to the KKR Merger, an increase in capital expenditures of $4.3 million and an increase in opening costs of $0.8 million which more than offset decreases in mandatory lease buyback of $2.8 million, lease termination payments of $1.9 million and other amounts of $1.6 million. For the first six months of 1998, the Company reported net cash provided by financing activities of $9.9 million compared to net cash used in financing activities of $3.0 million for the same period in 1997. During 1998, $11.6 million in net proceeds from the issuance of notes was received, while payment of debt issuance costs decreased $1.3 million from 1997.

     EBITDA. For the first six months of 1998, the Company reported EBITDA (defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, provision for divestitures and write-down of long-lived assets, restructuring costs, interest, taxes, depreciation and amortization) of $12.4 million, compared to $10.7 million for the same period in 1997. The $1.7 million improvement was primarily due to the continuing impact of El Torito and Chi-Chi's cost reduction and reengineering strategies, which have improved operating margins. This improved EBITDA is the continuation of the trend that began in 1996 when new management was installed at both El Torito and Chi-Chi's. Since 1995, the divisional EBITDA of the Company's ongoing operations is set forth in the following table.

                                              Divisional EBITDA
                                           -----------------------
                 Fiscal Year Ended         El Torito     Chi-Chi's
                 -----------------         ---------     ---------
                                               ($ in thousands)
                 December 31, 1995 (a)     $13,508       $(10,455)
                 December 29, 1996          11,956         (4,278)
                 December 28, 1997          17,627             36

                 (a) Includes 53 weeks of operations and, in accordance with
                     Company policy at that time, excludes certain unallocated corporate overhead.

     The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

     Working Capital Deficiency. The Company operates with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and
(iii) cash from sales is usually received before related accounts payable for food, beverages and supplies become due. The Company had a working capital deficiency of $62.6 million on June 28, 1998.

     Credit Facility. The Company has a $35 million credit facility with Foothill Capital Corporation (the "Foothill Credit Facility") to provide for the ongoing working capital needs of the Company. The Foothill Credit Facility provides for up to $15 million in revolving cash borrowings and up to $35 million in letters of credit (less the outstanding amount of revolving cash borrowings). The Foothill Credit Facility is secured by substantially all of the real and personal property of the Company, contains customary restrictive covenants, including the maintenance of certain financial ratios, and expires on January 10, 2002. The Company is in compliance with all financial ratios for
the quarter ended June 28, 1998.   Letters of credit are issued under the
Foothill Credit Facility primarily to provide security for future amounts payable under the Company's workers' compensation insurance program ($16.0 million of such letters of credit were outstanding as of August 10, 1998). No revolving cash borrowings were outstanding as of August 10, 1998.

     On June 9, 1998, the Company entered into an amendment to the Foothill Credit Facility. The amendment permits, among other things, (i) an increase in the amount of borrowings available under the Foothill Credit Facility from $35.0 million to $55.0 million, (ii) the consummation of the transactions under the Bridge Loan, (iii) the issuance of the New MRD Notes and (iv) the consummation of the Hamlet Acquisition and the Merger. Although the amendments set forth in clauses (i) and (ii) above become effective upon execution of the amendment, the additional borrowings under the Foothill Credit Facility only will become available after the consummation of the Hamlet Acquisition and the Merger and then only on a pro rata basis as each mortgage on the real property securing the Foothill Credit Facility is amended to reflect the increase in the maximum amount. The amendments set forth in clauses (iii) and (iv) above are subject to customary closing conditions, including consummation of the Merger and the payment of a consent fee in the amount of $100,000. In connection with the execution of the amendment, Foothill earned a line increase fee of $500,000 of which $150,000 was paid upon execution of the amendment and $350,000 is due upon consummation of the Hamlet Acquisition and the Merger.

     Senior Discount Notes. On August 12, 1997, FRI-MRD issued the Senior Discount Notes in the face amount of $61 million to an existing holder of the Company's Senior Notes in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash. On January 14 and 15, 1998, FRI-MRD issued an additional $14 million in face amount of the Senior Discount Notes to the same purchaser for approximately $11.6 million in cash. Proceeds from the sales of the Senior Discount Notes have been and will continue to be used to fund the Company's capital expenditure programs and for general corporate purposes. The Company continues to consider additional sources of cash, such as the sale of non-core assets.

     On June 9, 1998, FRI-MRD and the holders of the existing Senior Discount Notes entered into an amendment to the Note Agreement governing the Senior Discount Notes. Pursuant to the amendment, upon the closing of the Merger, the Senior Discount Notes will be amended to, among other things, permit (i) the issuance of the New MRD Notes, (ii) the consummation of the Hamlet Acquisition and the Merger and (iii) an increase in the amount of borrowings available under the Foothill Credit Facility by up to $20.0 million.

     Senior Secured Discount Notes. On June 9, 1998, FRI-MRD entered into a Note Agreement pursuant to which FRI-MRD agreed to issue $24.0 million of New MRD Notes for cash in an amount that provides a yield to July 31, 1999 of 14% per annum. The New MRD Notes are due on January 24, 2002, and accrete at a rate of 14% per annum until July 31, 1999. After July 31, 1999, interest will be payable in cash semi-annually at the rate of 14% per annum with the first cash interest payment due on January 31, 2000. The New MRD Notes are redeemable by FRI-MRD, in whole or in part, on or before January 23, 2001, at a price of 105% of the accreted value thereof, or after January 23, 2001, at a price of 102.5% of the accreted value thereof. The New MRD Notes contain restrictive covenants, including limitations on (i) the incurrence of certain indebtedness and liens,
(ii) the ability to make certain restricted payments, (iii) certain mergers, consolidations and asset sales, (iv) certain transactions with affiliates and
(v) the issuance of any equity securities of Hamlet. Proceeds from the sale of the New MRD Notes will be used exclusively to purchase, and thereafter will be secured by, all of the outstanding shares of Hamlet. The closing of the sale of the New MRD Notes is subject to customary closing conditions, including the consummation of the Hamlet Acquisition.

     The Company continues to be highly leveraged and has significant debt service requirements. Although management believes that its current sources of cash should be sufficient to meet its operating and debt service requirements for the foreseeable future, there can be no assurance that the Company will be able to repay or refinance its Senior Notes and its 10-7/8% Senior Subordinated Discount Notes due 2004, or that FRI-MRD will be able to repay or refinance the Senior Discount Notes or the New MRD Notes, at their respective maturities.

     B.  Capital Expenditures

     Net cash used in investing activities was $14.4 million for the first six months of 1998, including $9.7 million for capital expenditures, as compared to net cash used in investing activities of $12.7 million for the same period in 1997.

     Capital expenditures of approximately $30 million are planned for fiscal 1998, including approximately $6 million devoted to normal improvements of the Company's restaurants. The Company is continuing its remodeling of both El Torito and Chi-Chi's restaurants and anticipates spending approximately $13 million to $14 million for this purpose in fiscal 1998. In fiscal 1998, the Company also anticipates opening up to seven new El Torito restaurants, including its newly developed quick-service casual-style restaurant, "El Torito Express Grill," the first of which opened on July 6, 1998 in Pasadena, California. The Company also plans to upgrade El Torito's in-store POS technology during fiscal 1998.

     By August 10, 1998, the Company had completed the remodeling of 13 additional El Torito restaurants, primarily in the Los Angeles/Orange County market, and 21 additional Chi-Chi's restaurants in various markets in 1998. The Company has announced plans for an aggressive remodel program for the Chi-Chi's chain over the next three years. This program could cost up to $50 million.

     Included in 1998 capital spending are continuing expenditures to replace the Company's mainframe computer software applications with new software to be run in a client/server environment. In addition to improving processes and allowing wider access to data, the new software is designed to make the Company's computer systems Year 2000 compliant. The Company expects to spend approximately $1.6 million on the new software and related hardware and installation costs in 1998, approximately $0.7 million of which has been spent through June 28, 1998. The project is expected to be completed by year-end 1998. The Company is requesting Year 2000 compliance reports from its significant vendors and service providers. If the computer systems of a significant vendor or service provider are not Year 2000 compliant, it could have a material adverse effect on the Company.

Results of Operations.
---------------------

     The Company's total sales of $120,095,000 for the second quarter of 1998 decreased by $3,008,000 or 2.4% as compared to the same period in 1997. For the first six months of 1998, total Company sales of $233,401,000 decreased by $4,680,000 or 2.0% as compared to the same period in 1997. As shown below, these decreases were primarily due to restaurants divested or closed in 1997 and 1998.


                                                    Second Quarter        First Six Months
                                                    Sales Decrease         Sales Decrease
                                                    --------------        ----------------
                                                              ($ in thousands)
   Decrease in Sales of Restaurants Divested or
    Closed                                             $(2,150)              $(3,907)
   Decrease in Sales of Comparable Restaurants            (858)                 (773)
                                                        ------                ------
     Total                                             $(3,008)              $(4,680)
                                                        ======                ======

     Sales for comparable restaurants of $119,101,000 for the second quarter of 1998 decreased by $858,000 or 0.6% as compared to the same period in 1997. For the first six months of 1998, sales of comparable restaurants of $230,732,000 decreased by $773,000 or 0.3% as compared to the same period in 1997. As shown below, these decreases were due to decreased sales for comparable Chi-Chi's restaurants in both the quarter and six month periods and comparable El Torito restaurants in the six month period which continue to reflect a competitive operating environment for restaurants.

                                    Second Quarter              First Six Months
                                    Sales Decrease               Sales Decrease
                                    --------------              ----------------
                                 Amount       Percent         Amount        Percent
                                 ------       -------         ------        -------
                                                 ($ in thousands)
     Comparable Chi-Chi's         $(968)       (1.4)%          $(267)        (0.2)%
     Comparable El Torito           110         0.3             (506)        (0.5)
                                   ----                         ----
                    Total         $(858)       (0.6)%          $(773)        (0.3)%
                                   ====         ===             ====          ===

     El Torito comparable sales in the second quarter were up 0.3% as compared to the same period in 1997. This was an improvement over the first quarter when El Torito reported comparable sales down 1.2%. The "Getaway to Mexico at El Torito" advertising campaign continued into the second quarter, with a focus on the Sonora region via promotional television and radio advertising. In addition, the El Torito concept reintroduced Rolled Grilled Tacos with a free Mexican Caesar Salad as the second quarter promotional product.

     Comparable sales for Chi-Chi's were down 1.4% for the second quarter as compared with the same period in 1997. After a disappointing sales month in April, comparable sales results improved throughout the second quarter, with June comparable sales up 2.1% as compared with the same period in 1997. For the first six months of 1998, Chi-Chi's comparable sales were down 0.2% as compared with the same period in 1997, a continuation of the positive trend in the rate of sales improvement begun in the second quarter of 1997. From a marketing perspective, Chi-Chi's began its third advertising campaign of the year on May 11, featuring the Twice Grilled Burrito and supported by television, radio and print advertising. Additionally, sales for the traditional Cinco de Mayo celebration increased 25% over the 1997 holiday. Cinco de Mayo was bolstered by print advertising in all markets and featured food and drink specials as well as festive activities.

     Product costs of $32,033,000 for the second quarter of 1998 decreased by $733,000 or 2.2% as compared to the same period in 1997. For the first six months of 1998, product costs of $62,796,000 decreased by $335,000 or 0.5% as compared to the same period in 1997. The decreases are primarily due to the impact of the eight restaurants sold or closed since the beginning of 1997 and the effects of the El Torito and Chi-Chi's cost reduction strategies. As a percentage of sales, product costs increased to 26.7% in the second quarter of 1998 as compared to 26.6% in the same period of 1997 and increased to 26.9% for the first six months of 1998 as compared to 26.5% in the same period of 1997.

     Payroll and related costs of $41,712,000 for the second quarter of 1998 decreased by $791,000 or 1.9% as compared to the same period in 1997. For the first six months of 1998, payroll and related costs of $81,918,000 decreased by $1,452,000 or 1.7% as compared to the same period of 1997. The decreases are primarily due to the impact of the eight restaurants sold or closed since the beginning of 1997. As a percentage of sales, payroll and related costs increased to 34.7% in the second quarter of 1998 as compared to 34.5% in the same period of 1997 and increased to 35.1% for the first six months of 1998 as compared to 35.0% in the same period of 1997. Savings realized from the El Torito and Chi-Chi's cost reduction strategies which have focused on improving labor scheduling and efficiencies have been offset by the impact of the minimum wage increases nationally on September 1, 1997, and on March 1, 1997 and March 1, 1998 in California.

     The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective October 1, 1996, the Federal minimum wage was increased from $4.25 to $4.75, and effective September 1, 1997, it was further increased to $5.15. However, a provision of the new measure effectively froze the minimum wage for tipped employees at current levels by increasing the allowable tip credit in those states which allow for a tip credit. Furthermore, in California, voters approved a proposition on November 5, 1996 that increased the state's minimum wage to $5.00 on March 1, 1997 and further increased the state=s minimum wage to $5.75 on March 1, 1998. In response to the minimum wage increases on October 1, 1996, March 1, 1997 and March 1, 1998, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Chi-Chi's also raised menu prices in October and December 1997 as a result of the cumulative impact of these minimum wage increases. At the request of President Clinton, Congress is considering further increases in the Federal minimum wage over the next two years. In addition, the California legislature is considering a further minimum wage increase which would be effective in 1999.

     Occupancy and other operating expenses of $31,331,000 for the second quarter of 1998 decreased by $2,343,000 or 7.0% as compared to the same period in 1997. For the first six months of 1998, occupancy and other operating expenses of $62,179,000 decreased by $4,245,000 or 6.4% as compared to the same period in 1997. The decreases are due, in part, to the impact of the eight restaurants sold or closed since the beginning of 1997. As a percentage of sales, occupancy and other operating expenses decreased to 26.1% in the second quarter of 1998 as compared to 27.4% in the same period in 1997 and decreased to 26.6% for the first six months of 1998 as compared to 27.9% in the same period of 1997. These decreases primarily reflect (i) the impact of El Torito and Chi-Chi's cost reduction strategies and (ii) a decrease in media expense in El Torito in the first six months of 1998 as compared to the same period of 1997.

     Depreciation and amortization of $5,283,000 for the second quarter of 1998 decreased by $328,000 or 5.9% as compared to the same period in 1997. For the first six months of 1998, depreciation and amortization of $10,622,000 decreased by $559,000 or 5.0% as compared to the same period in 1997. These decreases reflect the impact of (i) the eight restaurants sold or closed since the beginning of 1997 and (ii) the write-down of certain long-lived assets in the second quarter of 1997.

     General and administrative expenses of $6,998,000 for the second quarter of 1998 increased by $34,000 or 0.5% as compared to the same period of 1997. For the first six months of 1998, general and administrative expenses of $14,116,000 decreased by $326,000 or 2.3% as compared to the same period in 1997. As a percentage of sales, general and administrative expenses increased to 5.8% in the second quarter of 1998 as compared to 5.7% in the same period of 1997 and remained flat at 6.1% for the first six months of 1998 and the same period of 1997. Management continues to closely evaluate the Company's general and administrative cost structure for savings opportunities.

     The Company reported a loss on disposition of properties of $0.7 million in the second quarter of 1998 and $1.4 million for the first six months of 1998 as compared to a loss of $0.4 million for the second quarter in 1997 and $1.9 million for the first six months of 1997. These amounts reflect losses associated with restaurant divestments and closures in such periods.

     The Company recorded a write-down of long-lived assets in the second quarter of 1997 of $2.6 million.

     Interest expense, net for the second quarter of 1998 of $5,999,000 increased by $1,443,000 or 31.7% as compared to the same period in 1997. Interest expense, net for the first six months of 1998 of $11,826,000 increased by $2,864,000 or 32.0% as compared to the same period in 1997. These increases were primarily the result of the issuance of the Senior Discount Notes in August 1997 and January 1998 and the accretion of interest thereon, partially offset by the elimination of cash interest expense associated with the $15.6 million of Senior Notes received as part of the exchange on August 12, 1997.

Selected Division Operating Data.
--------------------------------

     The Company primarily operates full-service Mexican restaurants in two divisions under the El Torito, Chi-Chi's, Casa Gallardo and other names. At June 28, 1998 the Company's El Torito restaurant division operated 94 full-service restaurants and the Company's Chi-Chi's restaurant division operated 179 full-service restaurants.

     The following table sets forth certain information regarding the Company, its El Torito and Chi-Chi's restaurant divisions, and the various operations divested in 1996.

                                               For the Quarter Ended          For the Six Months Ended
                                           ------------------------------  ------------------------------
                                           June 28,   June 29,   June 30,   June 28,   June 29,   June 30,
                                             1998       1997       1996       1998       1997       1996
                                          ---------  ---------  ---------  ---------  ---------  ---------
                                                   ($ in thousands, except average check amount)

El Torito Restaurant Division
-----------------------------
Restaurants Open at End of Period:
  Owned/operated                                94         97         99         94         97         99
  Franchised and Licensed                        8          7          5          8          7          5
Sales                                     $ 57,583   $ 58,780   $ 58,593   $109,392   $112,380   $113,027
Restaurant Level Cashflow (a)                9,943      9,345      7,884     17,030     16,579     13,732
Divisional EBITDA (b)                        6,985      6,187      4,475     11,298     10,436      7,349
Percentage increase (decrease) in
    comparable restaurant sales                0.3%       0.4%      (2.8)%     (0.5)%     (0.5)%     (3.3)%
Average check                             $  10.10   $   9.80   $   9.33   $   9.95   $   9.66   $   9.37

Chi-Chi's Restaurant Division
-----------------------------
Restaurants Open at End of Period:
  Owned/operated                               179        180        191        179        180        191
  Franchised and Licensed                       13         18         18         13         18         18
Sales                                     $ 62,512   $ 64,323   $ 74,628   $124,009   $125,701   $149,381
Restaurant Level Cashflow (a)                4,809      4,539      2,268      8,937      8,017      1,661
Divisional EBITDA (b)                        1,102      1,048     (1,122)     1,204        358     (5,634)
Percentage decrease in comparable
    restaurant sales                          (1.4)%     (9.2)%     (8.8)%     (0.2)%    (10.9)%    (10.5)%
Average check                             $   7.80   $   7.48   $   7.28   $   7.80   $   7.50   $   7.37

Ongoing Operations
------------------
Restaurants Open at End of Period:
  Owned/operated                               273        277        290        273        277        290
  Franchised and Licensed                       21         25         23         21         25         23
Sales                                     $120,095   $123,103   $133,221   $233,401   $238,081   $262,408
Divisional EBITDA (b)                        8,087      7,235      3,353     12,502     10,794      1,715

Divested Operations (c)
-----------------------
Restaurants Open at End of Period:
  Owned/operated                                 0          0         17          0          0         17
  Franchised and Licensed                        0          0          0          0          0          0
Sales                                     $      0   $      0   $ 85,802   $      0   $      0   $215,667
Divisional EBITDA (b)                            0          0      7,740          0          0     19,688

Total Company
-------------
Restaurants Open at End of Period:
  Owned/operated                               273        277        307        273        277        307
  Franchised and Licensed                       21         25         23         21         25         23
Sales                                     $120,095   $123,103   $219,023   $233,401   $238,081   $478,075
EBITDA (d)                                   8,021      7,196     11,251     12,392     10,714     21,682


(a) Restaurant Level Cashflow with respect to any operating division represents Divisional EBITDA (as defined below) before general and administrative expenses and any net franchise profit or miscellaneous income (expense) reported by the respective division.
(b) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, interest, taxes, depreciation and amortization.
(c) Divested Operations in 1996 includes the results of the Family Restaurant Division until it was divested on May 23, 1996 and the traditional dinnerhouse restaurants that were divested by year-end 1996.
(d) EBITDA is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, provision for divestitures and write-down of long-lived assets, restructuring costs, interest, taxes, depreciation and amortization. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

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

Item 2.   Changes in Securities and Use of Proceeds
------

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

          2 (b) Agreement and Plan of Merger, dated as of June 9, 1998, by and among the Company, FRI-Sub, Inc. and Koo Koo Roo, Inc. ("KRR"). (Filed as Exhibit 2.1 to the Company's Form S-4 filed with the SEC on July 1, 1998.)

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

          4 (g) First Amendment dated as of June 9, 1998 to the Note Agreement dated August 12, 1997. (Filed as Exhibit 4.7 to the
                  Company's Form S-4 filed with the SEC on July 1, 1998.)

          4  (h)  Note Agreement dated as of June 9, 1998 Re: $24,000,000 FRI-
                  MRD Corporation Senior Secured Discount Notes due January 24, 2002. (Filed as Exhibit 4.8 to the Company's Form S-4 filed with the SEC on July 1, 1998.)

         10 (ee) Stock Purchase Agreement dated as of June 9, 1998 by and between FRI-MRD Corporation and KKR. (Filed as Exhibit 10.1 to the Company's Form S-4 filed with the SEC on July 1, 1998.)

         10  (ff) Bridge Loan Agreement dated as of June 9, 1998 among The
                  Hamlet Group, Inc. as borrower, KKR, H.H.K. of Virginia, Inc. and H.H. of Maryland, Inc., as Guarantors and FRI-MRD Corporation as Lender.

                  (Filed as Exhibit 10.2 to the Company's Form S-4 filed with the SEC on July 1, 1998.)

         10 (gg) Amendment Number Three to Loan and Security Agreement, dated as of April 9, 1998 by and among the parties thereto. (Filed as Exhibit 10.29 to the Company's Form S-4 filed with the SEC on July 1, 1998.)

         10 (hh) Amendment Number Four to Loan and Security Agreement dated as of June 9, 1998 by and among the parties thereto. (Filed as Exhibit 10.30 to the Company's Form S-4 filed with the SEC on July 1, 1998.)

         * 27     Financial Data Schedule.

--------
* Filed herewith.


(b)  Reports on Form 8-K.

     On June 16, 1998 the Company filed a report on Form 8-K announcing the planned merger between the Company and Koo Koo Roo, Inc. (see Note 5 of the Notes to Condensed Consolidated Financial Statements included herein).

                                 SIGNATURE
                                 ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Family Restaurants, Inc.
                              (Registrant)


                              By: /s/ Robert T. Trebing, Jr.
                                  --------------------------
                                    Robert T. Trebing, Jr.
                                 Executive Vice President and
                                   Chief Financial Officer
                                 (Principal Financial Officer)

Date: August 12, 1998