Form 10-K405/A
period 1997-12-28
FAMILY RESTAURANTS
filed 1998-09-09
CIK 813856

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                              FORM 10-K/A-1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 33-14051

                               ----------------

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

                                     NONE.

                               ----------------

  Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

  Index to exhibits appears on page 26.

  The common stock of the registrant is not publicly traded. Therefore, the aggregate market value of voting stock held by non-affiliates is not readily determinable.

  Number of shares of outstanding common stock as of March 27, 1998 is 988,285.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  On January 27, 1994, Apollo FRI Partners, L.P. ("Apollo"), Green Equity Investors, L.P. ("GEI") and Foodmaker, Inc. ("Foodmaker") acquired approximately 98% of the then outstanding common stock, par value $.01 per share (the "Common Stock"), of the Company. Concurrently, Chi-Chi's, Inc. ("Chi-Chi's") was merged with and into a subsidiary of the Company. On November 20, 1995, Apollo entered into an Exchange Agreement with Foodmaker and GEI, pursuant to which, among other things, (i) on December 20, 1995, Foodmaker transferred all of the shares of the Common Stock and the Warrant (as defined below) owned by it to Apollo and (ii) on November 20, 1995, GEI transferred 19,609 shares of the Common Stock held by it to Apollo. See "-- Change in Control."

  On May 23, 1996, the Company completed the sale of its family restaurant division, which operated full-service family-style restaurants primarily under the Coco's and Carrows names (the "Family Restaurant Division"), to FRD Acquisition Co. ("FAC"), an indirect, wholly-owned subsidiary of Flagstar Companies, Inc. (now known as Advantica Restaurant Group, Inc.) ("Flagstar"), in exchange for $125 million cash, $150 million principal amount of 12 1/2% Senior Notes due in 2004 (the "FRD Notes") and the assumption of $31.5 million of long-term debt, primarily consisting of capitalized lease obligations. Based on the subsequent completion of a closing balance sheet, the purchase price was increased and such increase was satisfied by the issuance of $6.9 million in additional FRD Notes. See "--Sale of Family Restaurant Division."

  On July 3, 1996, the Company repurchased $151.0 million aggregate principal amount of its 9 3/4% Senior Notes due 2002 (the "Senior Notes") and $108.6 million aggregate principal amount of its 10 7/8% Senior Subordinated Discount Notes due 2004 (the "Discount Notes" and together with the Senior Notes, the "Notes") in exchange for (or from the proceeds from the sale of) $133.5 million aggregate principal amount of the FRD Notes. In separate transactions, the Company repurchased (i) an additional $8.5 million aggregate principal amount of its Discount Notes in the third quarter of 1996 and (ii) an additional $30.0 million aggregate principal amount of its Senior Notes and an additional $2.0 million aggregate principal amount of its Discount Notes in the fourth quarter of 1996. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources--Liquidity."

  On January 10, 1997, the Company entered into a five-year, $35 million credit facility (the "Foothill Credit Facility") with Foothill Capital Corporation ("Foothill") to provide for the ongoing working capital needs of the Company. The Foothill Credit Facility, which replaced the Company's old credit facility with Credit Lyonnais (the "Old Credit Facility"), provides for up to $15 million in revolving cash borrowings and up to $35 million in letters of credit (less the outstanding amount of revolving cash borrowings). The Foothill Credit Facility is secured by substantially all of the real and personal property of the Company and contains customary restrictive covenants, including the maintenance of certain financial ratios. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- Liquidity and Capital Resources--Liquidity."

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

  Currently, the Company franchises and licenses two restaurants in the United States and 23 restaurants internationally. The Company began franchising its El Torito concept both domestically and internationally in 1997. See "-- Franchised and Licensed Restaurants." The Company believes its franchises are operating in substantial compliance with applicable laws and regulations governing such operations.

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

CHANGE IN CONTROL

  On November 20, 1995, Apollo entered into an Exchange Agreement with each of Foodmaker and GEI (the "Exchange Agreements") pursuant to which, among other things, (i) on December 20, 1995 Foodmaker transferred all of the shares of Common Stock and a warrant to purchase, at an aggregate exercise price of $26.7 million, 10% of the Common Stock outstanding assuming the full exercise thereof (the "Warrant") held by it to Apollo, (ii) on November 20, 1995 GEI transferred 19,609 shares of Common Stock held by it to Apollo and (iii) the Shareholders' Agreement, dated as of January 27, 1994, by and among Apollo, GEI and Foodmaker (the "Shareholders' Agreement") was terminated as between themselves and the Company. In connection with the foregoing, Jackson W. Goodall, Jr., Charles W. Duddles and Edward Gibbons, the three members of the Company's Board of Directors (the "Board") nominated by Foodmaker pursuant to the Shareholders' Agreement, and Leonard I. Green and Jonathan D. Sokoloff, the two members of the Board nominated by GEI, resigned from the Board and from all other positions, if any, held with the Company or its subsidiaries. The foregoing transactions were consummated after the lenders under the Old Credit Facility, in connection with their consent to an amendment thereto, required certain of the Company's shareholders to purchase a participation in certain loans under such agreement. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources." Apollo agreed to purchase such participation and, in consideration therefor, Foodmaker and GEI agreed to the transactions set forth above.

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

  The leases (assuming exercise of all options) have terms expiring as follows:

       LEASE                                                          NUMBER OF
      EXPIRATION                                                     RESTAURANTS
      ----------                                                     -----------
     1998-2002......................................................      12
     2003-2007......................................................      19
     2008-2012......................................................      46
     2013-2017......................................................      56
     2018 and later.................................................     108
                                                                         ---
       Total........................................................     241
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

                                                                        TOTAL
                                                                      NUMBER OF
    STATE                                        CHI-CHI'S EL TORITO RESTAURANTS
    -----                                        --------- --------- -----------
     California.................................    --         76         76
     Ohio.......................................     28        --         28
     Pennsylvania...............................     25        --         25
     Michigan...................................     17        --         17
     Illinois...................................     15         1         16
     Indiana....................................     14         2         16
     Maryland...................................     10        --         10
     Missouri...................................      2         8         10
     Virginia...................................     10        --         10
     Wisconsin..................................     10        --         10
     Minnesota..................................      7        --          7
     New Jersey.................................      7        --          7
     Iowa.......................................      6        --          6
     Kentucky...................................      6        --          6
     New York...................................      5        --          5
     Florida....................................      1         2          3
     Kansas.....................................      3        --          3
     Massachusetts..............................      3        --          3
     Oregon.....................................    --          3          3
     West Virginia..............................      3        --          3
     Arizona....................................    --          2          2
     Colorado...................................      1        --          1
     Connecticut................................      1        --          1
     Delaware...................................      1        --          1
     Nebraska...................................      1        --          1
     Nevada.....................................    --          1          1
     North Carolina.............................      1        --          1
     North Dakota...............................      1        --          1
     South Dakota...............................      1        --          1
     Washington.................................    --          1          1
                                                    ---       ---        ---
       Total....................................    179        96        275
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

ITEM 6. SELECTED FINANCIAL DATA

                                     SUCCESSOR COMPANY(1)                       PREDECESSOR COMPANY(1)
                          -------------------------------------------------    ----------------------------
                          AS OF AND FOR THE YEARS ENDED       AS OF AND FOR    FOR THE ONE
                          -------------------------------      THE ELEVEN      MONTH ENDED    AS OF AND FOR
                          DEC. 28,  DEC. 29,    DEC. 31,      MONTHS ENDED      JAN. 26,        THE YEAR
                            1997      1996        1995        DEC. 25, 1994       1994        DEC. 26, 1993
                          --------  ---------  ----------     -------------    -----------    -------------
                                                    ($ IN THOUSANDS)
INCOME STATEMENT DATA:
Sales...................  $463,724  $ 724,229  $1,134,359      $1,048,674       $ 64,741        $ 884,910
Cost of Sales:
 Product cost...........   123,803    200,379     322,194         293,413         19,184          259,512
 Payroll and related
  costs.................   162,807    273,536     419,185         377,569         24,780          331,747
 Occupancy and other
  operating expenses....   129,428    181,730     275,164         243,147         13,712          197,797
Depreciation and
 amortization...........    22,583     34,475      57,836          48,646          2,800           32,224
General and
 administrative
 expenses...............    30,186     41,742      56,245          49,059          4,071           44,164
Gain (loss) on
 disposition of
 properties.............    (3,885)    (8,600)    (12,067)         (5,685)            12           (4,916)
Gain on sale of
 division...............         0     62,601           0               0              0                0
Provision for
 divestitures and write-
 down of
 long-lived assets......     2,640          0      44,500         144,780 (2)          0           10,400
Restructuring costs.....         0      6,546       4,392               0              0                0
Debt restructuring
 costs..................         0          0           0               0              0            4,239
Reorganization items....         0          0           0               0        479,427           (1,091)
Interest expense, net...    19,476     36,725      65,277          51,419          4,097           50,276
Income tax provision....       509        890       1,208           1,773             55              658
                          --------  ---------  ----------      ----------       --------        ---------
Income (loss) before
 extraordinary item.....   (31,593)     2,207    (123,709)       (166,817)       475,481          (52,114)
Extraordinary gain on
 extinguishment of debt.         0    134,833           0           2,941         72,561                0
                          --------  ---------  ----------      ----------       --------        ---------
Net income (loss).......   (31,593)   137,040    (123,709)       (163,876)       548,042          (52,114)
Preferred dividends.....         0          0           0               0          1,698           20,232
                          --------  ---------  ----------      ----------       --------        ---------
Net income (loss)
 attributable to common
 shares.................  $(31,593) $ 137,040  $ (123,709)     $ (163,876)      $546,344        $ (72,346)
                          ========  =========  ==========      ==========       ========        =========
BALANCE SHEET DATA:
Working capital
 (deficiency)...........  $(66,412) $ (85,524) $   45,114 (3)  $ (155,481)                      $ (95,209)
Current assets..........    45,117     46,612     267,077          43,015                          77,109
Total assets............   289,768    307,606     551,270         734,598                         366,577
Current liabilities.....   111,529    132,136     221,963         198,496                         172,318
Liabilities subject to
 settlement under
 reorganization
 proceedings............         0          0           0               0                         320,194 (4)
Non-current portion of
 long-term debt,
 including capitalized
 lease obligations......   199,955    165,325     455,203 (5)     536,495                          78,658
Redeemable cumulative
 exchangeable preferred
 stock..................         0          0           0               0                         183,921
Common stockholders'
 equity (deficit).......   (26,194)     5,399    (131,576)         (7,259)                       (391,638)
SELECTED CONSOLIDATED
 FINANCIAL RATIOS AND
 OTHER DATA:
EBITDA(6)...............  $ 17,500  $  26,842  $   61,571      $   85,486       $  2,994        $  51,690
Net income (loss).......   (31,593)   137,040    (123,709)       (163,876)       548,042          (52,114)
Net cash provided by
 (used in) operating
 activities.............   (13,105)   (21,857)      6,083          18,346        (18,252)          25,352
Capital expenditures....    13,588      9,848      38,022          65,618            779           20,064
Net cash provided by
 (used in) investing
 activities.............   (16,631)   165,024     (19,615)        (64,167)      (192,610)         (10,717)
Net cash provided by
 (used in) financing
 activities.............    28,434   (117,717)     13,663          31,858        223,754          (19,839)
Restaurants open at end
 of period..............       275        281         670             702            524              528
Ratio of EBITDA to
 interest expense.......     0.90x      0.73x       0.94x           1.66x          0.73x (7)        1.03x (7)

--------
(1) Reference to the "Predecessor Company" refers to The Restaurant Enterprises Group, Inc. and its consolidated subsidiaries (excluding Chi-Chi's) with respect to information relating to periods prior to January 27, 1994 included herein, and reference to the "Successor Company" refers to Family Restaurants,

   Inc. and its consolidated subsidiaries, giving effect to the acquisition on January 27, 1994, when Apollo, GEI and Foodmaker acquired approximately 98% of the Common Stock and Chi-Chi's was merged with and into a subsidiary of the Company.

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

(4) Liabilities that were canceled and extinguished as part of the prepackaged joint plan of reorganization of the Company and REG-M Corp. were separately classified in the consolidated balance sheet at December 26, 1993 as liabilities subject to settlement under reorganization proceedings and include the following:

                                                                      1993
                                                                ----------------
                                                                ($ IN THOUSANDS)
     Old Senior Subordinated Notes.............................     $191,928
     Old Subordinated Notes....................................       78,916
     Accrued interest..........................................       52,720
     Debt issuance and other costs.............................       (3,370)
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

LIQUIDITY AND CAPITAL RESOURCES

 Liquidity

  The Company reported net cash used in operating activities for the years ended December 28, 1997 and December 29, 1996. Liquidity requirements were funded by proceeds from the sale of the Family Restaurant Division, supplemented if necessary by working capital advances available under the Foothill Credit Facility. In addition, FRI-MRD has raised approximately $45.6 million in cash from the issuance of the Senior Discount Notes to supplement its liquidity needs. The Company's viability has been and will continue to be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to comply with the terms of its financing agreements.

  Statement of Cash Flows. For the year ended December 28, 1997, the Company reported net cash used in operating activities of $13.1 million compared to net cash used in operating activities of $21.9 million for the year ended December 29, 1996. The improvement in net cash used in operating activities of $8.8 million was due to a $21.6 million reduction in interest paid and no restructuring costs in 1997 versus $6.5 million of such costs in 1996. These improvements were partially offset by a reduction in cash received from customers, franchisees and licensees net of cash paid to suppliers and employees. For 1997, the Company reported net cash used in investing activities of $16.6 million compared to net cash provided by investing activities of $165.0 million in 1996. This difference was primarily due to a $173.6 million reduction in proceeds from (i) the disposal of property and equipment; (ii) the sale of the Family Restaurant Division, net; and (iii) the sale of notes receivable, net. For 1997, the Company reported net cash provided by financing activities of $28.4 million compared to net cash used in financing activities of $117.7 million in 1996. During 1997, $33.9 million in net proceeds from the issuance of notes was received, while in 1996, repurchases of notes and repayment of working capital borrowings amounted to $32.5 million and $79.8 million, respectively.

  For the year ended December 29, 1996, the Company reported net cash used in operating activities of $21.9 million compared to net cash provided by operating activities of $6.1 million for the year ended December 31, 1995. A reduction in cash received from customers, franchisees and licensees net of cash paid to suppliers and employees and increased restructuring costs of $2.2 million more than offset an increase in interest received of $3.9 million and a decrease in interest paid of $6.8 million. For 1996, the Company reported net cash provided by investing activities of $165.0 million compared to net cash used in investing activities of $19.6 million in 1995. This difference was primarily due to proceeds from sale of the Family Restaurant Division, net of $121.3 million and proceeds from sale of notes receivable, net of $32.1 million, both realized in 1996, combined with a $28.2 million reduction in capital expenditures from 1995 to 1996. For 1996, the Company reported net cash used in financing activities of $117.7 million compared to net cash provided by financing activities of $13.7 million in 1995. During 1996, repurchase of notes amounted to $32.5 million, while activity in the Company's working capital line resulted in borrowings of $20.2 million in 1995 and repayments of $79.8 million in 1996.

  EBITDA. For the year ending December 28, 1997, the Company reported EBITDA (defined as earnings (loss) before gain (loss) on disposition of properties, provision for divestitures and write-down of long-lived assets, interest, taxes, depreciation and amortization) of $17.5 million, compared to $8.0 million for the year ended December 29, 1996 for the comparable ongoing operations of El Torito and Chi-Chi's. The $9.5 million improvement was due to El Torito and Chi-Chi's cost reduction and reengineering strategies, which have improved operating margins.

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

                                                                   1997 SALES
                                                                   DECREASES
                                                                ----------------
                                                                ($ IN THOUSANDS)
   Sales of the Family Restaurant Division.....................    $(194,464)
   Decrease in Sales from Restaurants Sold or Closed...........      (42,995)
   Decrease in Sales from Comparable Restaurants...............      (23,046)
                                                                   ---------
                                                                   $(260,505)
                                                                   =========

  Sales for comparable restaurants of $456,965,000 for 1997 decreased by $23,046,000 or 4.8% compared to 1996. The decrease is comprised of a $21,816,000 or 8.2% decline in Chi-Chi's and a $1,230,000 or 0.6% decline in El Torito primarily reflecting a continuing competitive operating environment for restaurants.

                                                              1997 COMPARABLE
                                                               SALES DECREASE
                                                              -----------------
                                                               AMOUNT   PERCENT
                                                              --------  -------
                                                              ($ IN THOUSANDS)
   Comparable Chi-Chi's...................................... $(21,816)  (8.2)%
   Comparable El Torito......................................   (1,230)  (0.6)
                                                              --------
     Total................................................... $(23,046)  (4.8)%
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

                                                                   1996 SALES
                                                                   DECREASES
                                                                ----------------
                                                                ($ IN THOUSANDS)
   Sales of the Family Restaurant Division.....................    $(308,021)
   Decrease in Sales from Restaurants Sold or Closed...........      (47,823)
   Decrease in Sales from Comparable Restaurants...............      (45,533)
   Decrease in Sales for the 53rd Week in 1995.................       (8,753)
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

                                FOR THE YEAR ENDED
                            ---------------------------
                            DEC. 28, 1997 DEC. 29, 1996
                            ------------- -------------
                              ($ IN THOUSANDS, EXCEPT
                              AVERAGE CHECK AMOUNTS)
El Torito Restaurant
 Division
--------------------
Restaurants Open at End of
 Period:
  Owned/operated..........          96            97
  Franchised and Licensed.           9             7
Sales.....................    $217,949      $219,466
Restaurant Level Cashflow.      30,051        26,355
Divisional EBITDA(a)......      17,627        11,956
Percentage decrease in
 comparable restaurant
 sales....................        (0.6)%        (3.0)%
Average check.............    $   9.87      $   9.47

Chi-Chi's Restaurant
 Division
--------------------
Restaurants Open at End of
 Period:
  Owned/operated..........         179           184
  Franchised and Licensed.          16            18
Sales.....................    $245,775      $278,065
Restaurant Level Cashflow.      16,515         9,674
Divisional EBITDA(a)......          36        (4,278)
Percentage decrease in
 comparable restaurant
 sales....................        (8.2)%       (11.5)%
Average check.............    $   7.62      $   7.54

Ongoing Operations
------------------
Restaurants Open at End of
 Period:
  Owned/operated..........         275           281
  Franchised and Licensed.          25            25
Sales.....................    $463,724      $497,531
Divisional EBITDA(a)......      17,663         7,678

Divested Operations(b)
----------------------
Restaurants Open at End of
 Period:
  Owned/operated..........           0             0
  Franchised and Licensed.           0             0
Sales.....................    $      0      $226,698
Divisional EBITDA(a)......           0        18,877

Total Company
-------------
Restaurants Open at End of
 Period:
  Owned/operated..........         275           281
  Franchised and Licensed.          25            25
Sales.....................    $463,724      $724,229
EBITDA(c).................      17,500        26,842

--------
(a) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before gain (loss) on disposition of properties, interest, taxes, depreciation and amortization.

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

  See the Index to Financial Statements on page K-31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information with respect to the current Directors and executive officers of the Company:

 NAME                     AGE               POSITION WITH COMPANY
 ----                     ---               ---------------------
 Peter P. Copses.........  39 Director
 David B. Kaplan.........  30 Director
 Antony P. Ressler.......  37 Director
 Kevin S. Relyea.........  43 President, Chief Executive Officer and a Director
                              Executive Vice President, President of El Torito
 William D. Burt.........  45 Restaurants, Inc.
                              Executive Vice President, President of Chi-Chi's,
 Roger K. Chamness.......  45 Inc.
                              Executive Vice President and Chief Financial
 Robert T. Trebing, Jr. .  48 Officer
 Michael E. Malanga......  44 Executive Vice President, Corporate Development
 Gayle A. DeBrosse.......  40 Senior Vice President, Quality Assurance and
                               Product Safety, Purchasing and Distribution,
                               Public Affairs
 Todd E. Doyle...........  36 Vice President, General Counsel and Secretary
 Janie M. Bereczky.......  42 Vice President, Taxes

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

                          SUMMARY COMPENSATION TABLE

                                                     OTHER ANNUAL  ALL OTHER
NAME AND PRINCIPAL              SALARY               COMPENSATION COMPENSATION
POSITION                YEAR      ($)   BONUS ($)        ($)         ($)(A)
------------------      ----    ------- ---------    ------------ ------------
Kevin S. Relyea,....... 1997    400,000   192,000          --        4,226(b)
 President and Chief
  Executive Officer     1996    390,385 1,172,057(c)       --        4,145(d)
                        1995    312,727   149,520          --          918
William D. Burt,....... 1997    225,000   180,000          --        3,372(e)
 Executive Vice
  President             1996(f) 159,635   180,000(g)    86,762(h)    1,822(i)
Roger K. Chamness,..... 1997    275,000    99,000          --        3,214(j)
 Executive Vice
  President             1996    256,940   590,856(k)    69,958(l)    2,982(m)
                        1995    153,086    40,357          --          493
Michael E. Malanga..... 1997    148,886    51,943          --          507
 Executive Vice
  President             1996    142,614   125,695(n)       --          478
                        1995    128,137    34,645          --          457
Robert T. Trebing,
 Jr.,.................. 1997    185,321    64,654          --        1,116
 Executive Vice
  President Chief       1996    174,806   287,031(o)       --        1,020
 and Chief Financial
  Officer               1995    150,459    43,973          --          858

--------
(a) Unless otherwise indicated, amounts shown represent the value of term life insurance premiums paid by the Company.

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

                                                        COMMON STOCK
                                                 --------------------------
                                                 AMOUNT AND NATURE
                                                   OF BENEFICIAL   PERCENT
                                                   OWNERSHIP(A)    OF CLASS
                                                 ----------------- --------
   Apollo FRI Partners, L.P.(b).................      909,989(c)    82.77%(c)
     2 Manhattanville Rd., Purchase, NY 10577
   Green Equity Investors, L.P.(d)..............      160,222       16.21%
     11111 Santa Monica Blvd., Suite 2000, Los
      Angeles, CA 90025
   Kevin S. Relyea..............................       12,747(e)     1.28%(e)
   William D. Burt..............................        1,500(f)          (g)
   Roger K. Chamness............................        3,000(h)          (g)
   Robert T. Trebing, Jr. ......................        1,300(i)          (g)
   Michael E. Malanga...........................          633(j)          (g)
   Gayle A. DeBrosse............................          500             (g)
   Todd E. Doyle................................          574(k)          (g)
   Janie M. Bereczky............................          330(l)          (g)
   All Executive Officers and Directors of the
    Company as a Group
    (11 persons)................................       20,525        2.07%

--------
(a) All shares (other than shares held by Apollo and GEI) are subject to, and shall be voted in accordance with, the Shareholders' Agreement.

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

  The Company loaned $150,000 to Mr. Relyea (evidenced by recourse notes which bore interest at a rate of 7% per annum and were due on May 31, 1999) in connection with his purchase of Common Stock. In July 1996, the loan to Mr. Relyea was canceled which resulted in additional income to Mr. Relyea. See "-- Directors and Executive Officers," "Executive Compensation."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                          PAGE
                                                                          ----
 (a)(1) Financial Statements. See Index to Financial Statements on page
        K-31.                                                               --
    (2) Financial Statement Schedule                                      K-49
        Schedule II--Valuation and qualifying accounts
    (3) Exhibits

   2(a) Stock Purchase Agreement dated as of March 1, 1996 by and among Family
         Restaurants, Inc., Flagstar Companies, Inc., Flagstar Corporation and
         FRD Acquisition Co. (Filed as Exhibit 2.1 to the Company's Form 10-Q
         filed with the SEC on May 15, 1996.)
   3(a) Fourth Restated Certificate of Incorporation of the Company. (Filed as
         Exhibit 4.1 to the Company's Form S-8 filed with the SEC on March 23,
         1994.)
   3(b) Bylaws of the Company. (Filed as Exhibit 4.2 to the Company's Form S-8
         filed with the SEC on March 23, 1994.)
   4(a) Indenture Dated as of January 27, 1994 Re: $300,000,000 9-3/4% Senior
         Notes Due 2002. (Filed as Exhibit 4(a) to the Company's Form 10-K
         filed with the SEC on March 28, 1994.)
   4(b) Indenture Dated as of January 27, 1994 Re: $150,000,000 10-7/8% Senior
         Subordinated Discount Notes Due 2004. (Filed as Exhibit 4(b) to the
         Company's Form 10-K filed with the SEC on March 28, 1994.)
   4(c) First Supplemental Indenture, dated as of July 3, 1996, between the
         Registrant and IBJ Schroder Bank & Trust Company, a New York Banking
         corporation, as Trustee. (Filed as Exhibit 10.1 to the Company's Form
         8-K filed with the SEC on July 9, 1996.)
   4(d) First Supplemental Indenture, dated as of July 3, 1996, between the
         Registrant and Fleet National Bank, as successor by merger to Fleet
         National Bank of Massachusetts, formerly known as Shawmut Bank, N.A., as Trustee. (Filed as Exhibit 10.2 to the Company's Form 8-K filed with the SEC on July 9, 1996.)
   4(e) Note Agreement Dated as of August 12, 1997 Re: Up to $75,000,000 FRI-
         MRD Corporation Senior Discount Notes Due January 24, 2002. (Filed as
         Exhibit 4(e) to the Company's Form 10-Q filed with the SEC on November
         12, 1997.)
   4(f) Joinder Agreement Dated as of January 14, 1998 Re: FRI-MRD Corporation
         Senior Discount Notes due January 24, 2002.
   9    Shareholders' Agreement, dated as of January 27, 1994, among the
         Company and certain of its Shareholders. (Filed as Exhibit 4.3 to the
         Company's Form S-8 filed with the SEC on March 23, 1994.)
  10(a) The Company's 1994 Incentive Stock Option Plan. (Filed as Exhibit 10(g)
         to the Company's Form 10-K filed with the SEC on March 28, 1994.)
  10(b) The Company's Deferred Compensation Plan. (Filed as Exhibit 10(k) to
         the Company's Form 10-K filed with the SEC on March 27, 1995.)
  10(c) The Company's Severance Plan. (Filed as Exhibit 10(m) to the Company's
         Form 10-K filed with the SEC on March 27, 1995.)
  10(d) Form of Management Stock Subscription Agreement of the Company. (Filed
         as Exhibit 10(bb) to the Company's Form 10- K filed with the SEC on
         March 28, 1994.)
  10(e) Form of Management Pledge Agreement of the Company. (Filed as Exhibit
         10(cc) to the Company's Form 10-K filed with the SEC on March 28,
         1994.)

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

  10(v)  Form of subsidiary Stock Pledge Agreement, dated as of January 10,
          1997, between the subsidiary named therein and Foothill Capital
          Corporation. (Filed as Exhibit 10(cc) to the Company's Form 10-K
          filed with the SEC on March 31, 1997.)
  10(w)  Trademark Security Agreement, dated as of January 10, 1997, by Chi-
          Chi's, Inc. in favor of Foothill Capital Corporation. (Filed as
          Exhibit 10(dd) to the Company's Form 10-K filed with the SEC on March
          31, 1997.)
  10(x)  Trademark Security Agreement, dated as of January 10, 1997, by El
          Torito Restaurants, Inc. in favor of Foothill Capital Corporation.
          (Filed as Exhibit 10(ee) to the Company's Form 10-K filed with the
          SEC on March 31, 1997.)
  10(y)  First Amendment to the Loan and Security Agreement dated as of May 23,
          1997 by and among the parties thereto. (Filed as Exhibit 10(gg) to the Company's Form 10-Q filed with the SEC on August 13, 1997.)
  10(z)  Amendment Number Two to Loan and Security Agreement dated as of August
          12, 1997 by and among the parties thereto. (Filed as Exhibit 10(hh)
          to the Company's Form 10-Q filed with the SEC on November 12, 1997.)
  10(aa) The Company's Divestiture Bonus Plan for Key Management, dated January
          9, 1996. (Filed as Exhibit 10(ff) to the Company's Form 10-K filed with the SEC on March 31, 1997.)
 10(bb)  Distribution Service Agreement, dated as of November 1, 1997, between
          El Torito Restaurants, Inc. and The SYGMA Network, Inc. (Portions of
          this document have been omitted pursuant to a request for
          confidential treatment.) (Filed as Exhibit 10(bb) to the Company's
          Form 10-K filed with the SEC on March 30, 1998.)
 10(cc)  Distribution Service Agreement, dated as of April 30, 1997, between
          Chi-Chi's, Inc. and Sysco Corporation. (Portions of this document have been omitted pursuant to a request for confidential treatment.)
          (Filed as Exhibit 10(cc) to the Company's Form 10-K filed with the
          SEC on March 30, 1998.)
 10(dd)  Family Restaurants, Inc., FRI-MRD Corporation, Chi-Chi's, Inc. and El
          Torito Restaurants, Inc. Amended and Restated Value Creation Units
          Plan and Sample Value Creation Units Agreement. (Filed as Exhibit
          10(dd) to the Company's Form 10-K filed with the SEC on March 30,
          1998.)
 21(a)   List of Subsidiaries. (Filed as Exhibit 21(a) to the Company's Form
          10-K filed with the SEC on March 30, 1998.)
 21(b)   Names Under Which Subsidiaries Do Business. (Filed as Exhibit 21(b) to
          the Company's Form 10-K filed with the SEC on March 30, 1998.)
 23      Consent of KPMG Peat Marwick LLP. (Filed as Exhibit 23 to the
          Company's Form 10-K filed with the SEC on March 30, 1998.)
 27      Financial Data Schedule. (Filed as Exhibit 27 to the Company's Form
          10-K filed with the SEC on March 30, 1998.)
 99(a)   Press Release, dated May 23, 1996. (Filed as Exhibit 99.1 to the
          Company's Form 8-K filed with the SEC on May 30, 1996.)
 99(b)   Press Release, dated July 3, 1996. (Filed as Exhibit 99.1 to the
          Company's Form 8-K filed with the SEC on July 9, 1996.)

  (b) Reports on Form 8-K

  None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FAMILY RESTAURANTS, INC.

                                               /s/ Robert T. Trebing, Jr.
                                          By: _________________________________
                                                   Robert T. Trebing, Jr.
                                                Executive Vice President and
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                   DATE
             ---------                           -----                   ----

      /s/ Kevin S. Relyea            Director, President and        September 9, 1998
____________________________________  Chief Executive Officer
          Kevin S. Relyea             (Principal Executive
                                      Officer)

      /s/ Peter P. Copses            Director                       September 9, 1998
____________________________________
          Peter P. Copses


      /s/ David B. Kaplan            Director                       September 9, 1998
____________________________________
          David B. Kaplan

     /s/ Antony P. Ressler           Director                       September 9, 1998
____________________________________
         Antony P. Ressler

   /s/ Robert T. Trebing, Jr.        Executive Vice President and   September 9, 1998
____________________________________  Chief Financial Officer
       Robert T. Trebing, Jr.         (Principal Financial and
                                      Accounting Officer)

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
FAMILY RESTAURANTS, INC.
Independent Auditors' Report............................................. K-32
Consolidated Balance Sheets as of December 28, 1997 and December 29,
 1996.................................................................... K-33
Consolidated Statements of Operations for the Years Ended December 28,
 1997, December 29, 1996
 and December 31, 1995................................................... K-34
Consolidated Statements of Common Stockholders' Equity (Deficit) for the
 Years Ended December 28, 1997, December 29, 1996 and December 31, 1995.. K-35
Consolidated Statements of Cash Flows for the Years Ended December 28,
 1997, December 29, 1996 and December 31, 1995........................... K-36
Notes to Consolidated Financial Statements............................... K-38

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

                                          KPMG Peat Marwick LLP

Orange County, California
March 5, 1998

                            FAMILY RESTAURANTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     ($ IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                      DECEMBER 28, DECEMBER 29,
                                                          1997         1996
                                                      ------------ ------------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents..........................  $  32,518    $  33,820
  Receivables........................................      3,944        5,043
  Inventories........................................      4,569        4,537
  Other current assets...............................      4,086        3,212
                                                       ---------    ---------
    Total current assets.............................     45,117       46,612
Property and equipment, net..........................    183,601      196,872
Reorganization value in excess of amounts allocable
 to identifiable assets, net.........................     36,529       37,930
Other assets.........................................     24,521       26,192
                                                       ---------    ---------
                                                       $ 289,768    $ 307,606
                                                       =========    =========
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   ----------------------------------------------
Current liabilities:
  Current portion of long-term debt, including
   capitalized lease obligations.....................  $   2,694    $   3,927
  Accounts payable...................................     13,959       19,000
  Self-insurance reserves............................     32,515       34,972
  Other accrued liabilities..........................     58,573       70,696
  Income taxes payable...............................      3,788        3,541
                                                       ---------    ---------
    Total current liabilities........................    111,529      132,136
Other long-term liabilities..........................      4,478        4,746
Long-term debt, including capitalized lease
 obligations, less current portion...................    199,955      165,325
Stockholders' equity (deficit):
  Common stock--authorized 1,500,000 shares, par
   value $.01, 997,277 shares issued.................         10           10
  Additional paid-in capital.........................    157,317      157,317
  Accumulated deficit................................   (182,138)    (150,545)
  Less treasury stock, at cost (8,992 shares)........     (1,383)      (1,383)
                                                       ---------    ---------
    Total stockholders' equity (deficit).............    (26,194)       5,399
                                                       ---------    ---------
                                                       $ 289,768    $ 307,606
                                                       =========    =========

          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                    FOR THE YEAR ENDED
                                          --------------------------------------
                                          DECEMBER 28, DECEMBER 29, DECEMBER 31,
                                              1997         1996         1995
                                          ------------ ------------ ------------
Sales...................................   $ 463,724     $724,229    $1,134,359
                                           ---------     --------    ----------
Product cost............................     123,803      200,379       322,194
Payroll and related costs...............     162,807      273,536       419,185
Occupancy and other operating expenses..     129,428      181,730       275,164
Depreciation and amortization...........      22,583       34,475        57,836
General and administrative expenses.....      30,186       41,742        56,245
Loss on disposition of properties, net..       3,885        8,600        12,067
Provision for divestitures and write-
 down of long-lived assets..............       2,640            0        44,500
Restructuring costs.....................           0        6,546         4,392
                                           ---------     --------    ----------
  Total costs and expenses..............     475,332      747,008     1,191,583
                                           ---------     --------    ----------
Operating loss..........................     (11,608)     (22,779)      (57,224)
Interest expense, net...................      19,476       36,725        65,277
Gain on sale of division................           0       62,601             0
                                           ---------     --------    ----------
Income (loss) before income tax
 provision and extraordinary item.......     (31,084)       3,097      (122,501)
Income tax provision....................         509          890         1,208
                                           ---------     --------    ----------
Income (loss) before extraordinary item.     (31,593)       2,207      (123,709)
Extraordinary gain on extinguishment of
 debt...................................           0      134,833             0
                                           ---------     --------    ----------
Net income (loss).......................   $ (31,593)    $137,040    $ (123,709)
                                           =========     ========    ==========


          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)

           FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 28, 1997
                                ($ IN THOUSANDS)

                                              NOTES
                                ADDITIONAL  RECEIVABLE              TREASURY
                         COMMON  PAID-IN       FROM     ACCUMULATED  STOCK,
                         STOCK   CAPITAL   STOCKHOLDERS   DEFICIT   AT COST     TOTAL
                         ------ ---------- ------------ ----------- --------  ---------
Balance at December 25,
 1994...................  $10    $159,554    $(2,947)    $(163,876) $     0   $  (7,259)
  Net loss..............    0           0          0      (123,709)       0    (123,709)
  Payments and
   cancellation of notes
   receivable from
   stockholders.........    0      (1,303)     2,078             0        0         775
  Purchase of treasury
   stock................    0           0          0             0   (1,383)     (1,383)
                          ---    --------    -------     ---------  -------   ---------
Balance at December 31,
 1995...................   10     158,251       (869)     (287,585)  (1,383)   (131,576)
  Net income............    0           0          0       137,040        0     137,040
  Cancellation of notes
   receivable from
   stockholders.........    0        (934)       869             0        0         (65)
                          ---    --------    -------     ---------  -------   ---------
Balance at December 29,
 1996...................   10     157,317          0      (150,545)  (1,383)      5,399
  Net loss..............    0           0          0       (31,593)       0     (31,593)
                          ---    --------    -------     ---------  -------   ---------
Balance at December 28,
 1997...................  $10    $157,317    $     0     $(182,138) $(1,383)  $ (26,194)
                          ===    ========    =======     =========  =======   =========


          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                     FOR THE YEAR ENDED
                                           --------------------------------------
                                           DECEMBER 28, DECEMBER 29, DECEMBER 31,
                                               1997         1996         1995
                                           ------------ ------------ ------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS
Cash flows from operating activities:
  Cash received from customers...........   $ 464,780    $ 727,849   $ 1,133,206
  Cash received from franchisees and
   licensees.............................       2,074        2,762         7,897
  Cash paid to suppliers and employees...    (465,069)    (711,462)   (1,084,758)
  Interest received......................       2,119        4,176           266
  Interest paid..........................     (16,747)     (38,392)      (45,198)
  Restructuring costs....................           0       (6,546)       (4,392)
  Income taxes paid......................        (262)        (244)         (938)
                                            ---------    ---------   -----------
    Net cash provided by (used in)
     operating activities................     (13,105)     (21,857)        6,083
                                            ---------    ---------   -----------
Cash flows from investing activities:
  Proceeds from disposal of property and
   equipment.............................       1,492       25,115        20,425
  Proceeds from sale of FRD, net.........           0      121,342             0
  Proceeds from sale of notes receivable,
   net...................................       3,514       32,116             0
  Capital expenditures...................     (13,588)      (9,848)      (38,022)
  Mandatory lease buyback, net...........      (2,690)           0             0
  Lease termination payments.............      (2,891)      (3,398)            0
  Capitalized opening costs..............        (532)        (235)       (2,155)
  Other..................................      (1,936)         (68)          137
                                            ---------    ---------   -----------
    Net cash provided by (used in)
     investing activities................     (16,631)     165,024       (19,615)
                                            ---------    ---------   -----------
Cash flows from financing activities:
  Repurchases of notes...................           0      (32,513)            0
  Net proceeds from issuance of notes....      33,947            0             0
  Proceeds from (repayment of) working
   capital borrowings, net...............           0      (79,815)       20,215
  Payment of debt issuance costs.........      (2,418)        (278)            0
  Reductions of long-term debt, including
   capitalized lease obligations.........      (3,095)      (5,111)       (7,794)
  Decrease in restricted cash and
   collateral deposit....................           0            0         1,850
  Purchase of treasury stock.............           0            0        (1,383)
  Payments of notes receivable from
   stockholders..........................           0            0           775
                                            ---------    ---------   -----------
    Net cash provided by (used in)
     financing activities................      28,434     (117,717)       13,663
                                            ---------    ---------   -----------
Net increase (decrease) in cash and cash
 equivalents.............................      (1,302)      25,450           131
Cash and cash equivalents at beginning of
 period..................................      33,820        8,370         8,239
                                            ---------    ---------   -----------
Cash and cash equivalents at end of
 period..................................   $  32,518    $  33,820   $     8,370
                                            =========    =========   ===========

                           FAMILY RESTAURANTS, INC.

                               ($ IN THOUSANDS)

                                                  FOR THE YEAR ENDED
                                        --------------------------------------
                                        DECEMBER 28, DECEMBER 29, DECEMBER 31,
                                            1997         1996         1995
                                        ------------ ------------ ------------
Reconciliation of Net Income (Loss) to
 Net Cash Provided by (Used in)
 Operating Activities
Net income (loss)......................   $(31,593)   $ 137,040    $(123,709)
                                          --------    ---------    ---------
Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
  Depreciation and amortization........     22,583       34,475       57,836
  Amortization of debt issuance costs..      1,084        2,125        6,726
  Loss on disposition of properties....      3,885        8,600       12,067
  Provision for divestitures and write-
   down of long-lived assets...........      2,640            0       44,500
  Gain on sale of division.............          0      (62,601)           0
  Extraordinary gain on extinguishment
   of debt.............................          0     (134,833)           0
  Accretion of interest on notes.......      2,845        9,025       13,454
  Decrease in receivables..............        304        1,661          708
  (Increase) decrease in inventories...        (32)       1,176        1,976
  (Increase) decrease in other current
   assets..............................       (530)       2,890       (3,382)
  Increase (decrease) in accounts
   payable.............................     (5,041)      (4,792)       1,403
  Increase (decrease) in self-insurance
   reserves............................     (2,457)        (382)       1,664
  Decrease in other accrued
   liabilities.........................     (7,040)     (17,507)      (7,430)
  Increase in income taxes payable.....        247        1,266          270
                                          --------    ---------    ---------
    Total adjustments..................     18,488     (158,897)     129,792
                                          --------    ---------    ---------
Net cash provided by (used in)
 operating activities..................   $(13,105)   $ (21,857)   $   6,083
                                          ========    =========    =========

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

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                           FAMILY RESTAURANTS, INC.

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

                           FAMILY RESTAURANTS, INC.

 Income taxes

  The Company accounts for income taxes using the principles specified in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note 9).

 Reclassifications

  Certain amounts as previously reported have been reclassified to conform to the 1997 presentation.

NOTE 2--RECEIVABLES:

  A summary of receivables follows:

                                                                   1997   1996
                                                                  ------ ------
                                                                      ($ IN
                                                                   THOUSANDS)
   Trade, principally credit cards............................... $2,057 $2,027
   License and franchise fees and related receivables............    341    195
   Interest on FRD Notes.........................................    186    370
   Notes receivable..............................................    127    926
   Other.........................................................  1,233  1,525
                                                                  ------ ------
                                                                  $3,944 $5,043
                                                                  ====== ======

NOTE 3--SALES OF RESTAURANTS:

  On March 1, 1996, the Company entered into a definitive agreement (the "Sale Agreement") to sell its family restaurant division which operated full-service family restaurants (the "Family Restaurant Division") to an indirect wholly-owned subsidiary of Flagstar Companies, Inc. (now known as Advantica Restaurant Group, Inc.) ("Flagstar"). On May 23, 1996, the Company completed the sale of the Family Restaurant Division in exchange for $125 million cash, $150 million principal amount of 12 1/2% Senior Notes due in 2004 (the "FRD Notes"), and the assumption of $31.5 million of long-term debt, primarily consisting of capitalized lease obligations. Based on the subsequent completion of a closing balance sheet, the purchase price was increased and such increase was satisfied by the issuance of $6.9 million in additional FRD Notes. The Company recorded a gain of $62.6 million on the sale of the Family Restaurant Division, which gain included the effect of the increase in purchase price of $6.9 million discussed above. Cash proceeds from the sale were used to pay indebtedness outstanding under the Old Credit Facility (see
Note 6) of $82 million, help fund the repurchases of the Notes and for general corporate purposes. As of December 28, 1997, the Company had sold or exchanged $153.65 million aggregate principal amount of the FRD Notes. The remaining balance of $3.25 million is restricted until the fourth anniversary of the sale in accordance with the sale agreement with Flagstar to secure potential future indemnity claims. The remaining FRD Notes are carried at their fair value which approximates their cost (see Note 5).

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

                           FAMILY RESTAURANTS, INC.

NOTE 4--PROPERTY AND EQUIPMENT:

  A summary of property and equipment follows:

                                                               1997      1996
                                                             --------  --------
                                                             ($ IN THOUSANDS)
     Land................................................... $ 26,890  $ 26,729
     Buildings and improvements.............................  150,223   152,350
     Furniture, fixtures and equipment......................   73,218    69,342
     Projects under construction............................    5,684     4,638
                                                             --------  --------
                                                              256,015   253,059
     Accumulated depreciation and amortization..............  (72,414)  (56,187)
                                                             --------  --------
                                                             $183,601  $196,872
                                                             ========  ========

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

                                                       1997     1996     1995
                                                      -------  -------  -------
                                                         ($ IN THOUSANDS)
     Minimum rent.................................... $35,521  $45,063  $56,577
     Contingent rent.................................   1,235    2,058    3,775
     Less: Sublease rent.............................  (6,434)  (6,293)  (5,815)
                                                      -------  -------  -------
                                                      $30,322  $40,828  $54,537
                                                      =======  =======  =======

                           FAMILY RESTAURANTS, INC.

  At December 28, 1997, the present value of capitalized lease payments and the future minimum lease payments on noncancellable operating leases were:

                                                           CAPITALIZED OPERATING
     DUE IN                                                  LEASES     LEASES
     ------                                                ----------- ---------
                                                             ($ IN THOUSANDS)
     1998.................................................   $ 3,430   $ 33,350
     1999.................................................     3,164     32,886
     2000.................................................     2,909     32,427
     2001.................................................     2,584     29,931
     2002.................................................     2,419     27,334
     Later years..........................................     6,713    108,647
                                                             -------   --------
     Total minimum lease payments.........................    21,219   $264,575
                                                                       ========
     Interest.............................................    (6,624)
                                                             -------
     Present value of minimum lease payments..............   $14,595
                                                             =======

  The future lease payments summarized above include commitments for leased properties included in the Company's divestiture program.

NOTE 5--OTHER ASSETS:

  A summary of other assets follows:

                                                                  1997    1996
                                                                 ------- -------
                                                                      ($ IN
                                                                   THOUSANDS)
     Liquor licenses............................................ $ 5,910 $ 5,977
     Debt issuance costs........................................   4,918   3,931
     Notes receivable...........................................   9,898   9,239
     FRD Notes..................................................   3,250   6,500
     Other......................................................     545     545
                                                                 ------- -------
                                                                 $24,521 $26,192
                                                                 ======= =======

  Debt issuance costs are amortized over the terms of the respective loan agreements.

                           FAMILY RESTAURANTS, INC.

NOTE 6--LONG-TERM DEBT, INCLUDING CAPITALIZED LEASE OBLIGATIONS:

  Long-term debt, including capitalized lease obligations, is comprised of the following:

                                                                1997     1996
                                                              -------- --------
                                                              ($ IN THOUSANDS)
     9 3/4% Senior Notes..................................... $103,456 $119,034
     10 7/8% Senior Subordinated Discount Notes..............   30,900   30,606
     15% Senior Discount Notes                                  48,514        0
     Capitalized lease obligations...........................   14,595   16,795
     Mortgage notes, 12 1/4%-12 1/2%, due 1998...............      169      353
     Other...................................................    1,753    2,464
                                                              -------- --------
                                                               199,387  169,252
     Deferred gain on debt exchange..........................    3,262        0
                                                              -------- --------
                                                               202,649  169,252
     Amounts due within one year.............................    2,694    3,927
                                                              -------- --------
                                                              $199,955 $165,325
                                                              ======== ========

  On January 27, 1994, the Company sold $300.0 million principal amount of 9 3/4% Senior Notes due in full in 2002 (the "Senior Notes") and $150.0 million principal amount ($109.0 million in proceeds) of 10 7/8% Senior Subordinated Discount Notes due in full in 2004 (the "Discount Notes" and, together with the Senior Notes, the "Notes"), and the Company and certain of its subsidiaries entered into a $150.0 million senior secured revolving credit facility with a $100.0 million sub-limit for standby letters of credit, which was to be used for general corporate purposes including working capital, debt service and capital expenditure requirements (the "Old Credit Facility").

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

                           FAMILY RESTAURANTS, INC.

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

                           FAMILY RESTAURANTS, INC.

NOTE 7--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

  The recorded amounts of the Company's cash and cash equivalents, receivables, accounts payable, self-insurance reserves, other accrued liabilities and certain financial instruments included in other assets at December 28, 1997 and December 29, 1996 approximate fair value. The fair value of the Company's long-term debt, excluding capitalized lease obligations, is estimated as follows:

                                                     1997             1996
                                               ---------------- ----------------
                                               RECORDED  FAIR   RECORDED  FAIR
                                                AMOUNT   VALUE   AMOUNT   VALUE
                                               -------- ------- -------- -------
                                                       ($ IN THOUSANDS)
   Senior Notes............................... $103,456 $82,765 $119,034 $86,895
   Discount Notes.............................   30,900  22,866   30,606  11,742
   Senior Discount Notes......................   48,514  50,630        0       0
   Mortgage notes.............................      169     165      353     347
   Other......................................    1,753   1,527    2,464   2,096

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

NOTE 8--OTHER ACCRUED LIABILITIES:

  A summary of other accrued liabilities follows:

                                                                1997     1996
                                                              -------- --------
                                                              ($ IN THOUSANDS)
  Wages, salaries and bonuses................................ $ 16,251 $ 22,249
  Carrying costs of closed properties........................   12,407   10,500
  Reserve for divestitures...................................        0   10,004
  Interest...................................................    5,773    5,038
  Property taxes.............................................    2,993    3,110
  Sales tax..................................................    2,612    2,132
  Utilities..................................................    1,996    1,313
  Accrued rent...............................................      452      537
  Other......................................................   16,089   15,813
                                                              -------- --------
                                                              $ 58,573 $ 70,696
                                                              ======== ========

  Carrying costs of closed properties represent the estimated future costs associated with the Company's closed and subleased restaurants which consists primarily of the net present value of lease subsidies which are mainly comprised of the excess of future lease payments for which the Company is liable, over amounts estimated to be received from related subleases.

                           FAMILY RESTAURANTS, INC.

NOTE 9--INCOME TAXES:

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

  At December 28, 1997, the Company and its subsidiaries had tax credit carryforwards of approximately $2.1 million not utilized by W. R. Grace & Co.- Conn. ("Grace"). In accordance with the 1986 acquisition from Grace, the Company must reimburse Grace for 75% of the benefit of these tax credits if they are utilized in future Company tax returns. Further, El Torito Restaurants, Inc. (a wholly owned subsidiary of the Company) has approximately $12.0 million of tax depreciation deductions not claimed in Grace tax returns as a result of a tax sharing agreement. The Company will also reimburse Grace for 75% of any tax savings generated by these deductions.

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

  A reconciliation of income tax expense to the amount of income tax benefit that would result from applying the Federal statutory rate (35% for 1997, 1996 and 1995) to loss before income taxes is as follows:

                                                      FISCAL YEAR ENDED
                                                  ----------------------------
                                                  DEC. 28,  DEC. 29,  DEC. 31,
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                       ($ IN THOUSANDS)
   Provision (benefit) for income taxes at
    statutory rate............................... $(10,879) $ 48,276  $(42,875)
   State taxes, net of Federal income tax
    benefit......................................      219       249       332
   Foreign taxes.................................        0        92       270
   Nondeductible goodwill........................      490     1,242     3,312
   Change in deferred tax asset which is subject
    to a full valuation reserve and other........   10,679   (48,969)   40,169
                                                  --------  --------  --------
                                                  $    509  $    890  $  1,208
                                                  ========  ========  ========

  At December 28, 1997 and December 29, 1996, the Company's deferred tax asset was $134,717,000 and $124,838,000, respectively, and deferred tax liability was $17,456,000 and $17,969,000, respectively. The major

                           FAMILY RESTAURANTS, INC.

components of the Company's net deferred taxes of $117,261,000 at December 28, 1997 and $106,869,000 at December 29, 1996 are as follows:

                                                             1997       1996
                                                           ---------  ---------
                                                            ($ IN THOUSANDS)
   Depreciation........................................... $ (17,456) $ (17,969)
   Net operating loss and credit carryforwards............   103,909     91,176
   Capitalized leases.....................................       817        719
   Carrying costs and other reserves......................     5,120      8,787
   Self-insurance reserves................................    12,915     14,700
   Straight-line rent.....................................     1,811      1,872
   Reorganization costs...................................     4,700      4,913
   Other..................................................     5,445      2,671
                                                           ---------  ---------
                                                             117,261    106,869
   Valuation allowance....................................  (117,261)  (106,869)
                                                           ---------  ---------
                                                           $       0  $       0
                                                           =========  =========

  The increase in the valuation allowance for 1997 resulted primarily from the normal occurrence of temporary differences and the current year tax loss.

NOTE 10--BENEFIT PLANS:

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

NOTE 11--RELATED PARTY TRANSACTIONS:

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

                           FAMILY RESTAURANTS, INC.

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

NOTE 12--COMMON STOCK:

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

NOTE 13--CONTINGENCIES:

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

                                  SCHEDULE II

                            FAMILY RESTAURANTS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                ($ IN THOUSANDS)

                                         ADDITIONS
                                    -------------------
                         BALANCE AT CHARGED TO CHARGED                BALANCE
                         BEGINNING  COSTS AND  TO OTHER               AT END
DESCRIPTION              OF PERIOD   EXPENSES  ACCOUNTS DEDUCTIONS   OF PERIOD
-----------              ---------- ---------- -------- ----------   ---------
Allowance for
 uncollectible
 receivables:
  For the year 1997.....    $879       $ 78      $300     $(206)(1)   $1,051
  For the year 1996.....     997          0         0      (118)(1)      879
  For the year 1995.....     813        184         0         0          997

--------
(1) Represents write-off of uncollectible receivables against allowance and includes transfers to other accounts.