Form 10-Q/A
period 1998-03-29
FAMILY RESTAURANTS
filed 1998-09-09
CIK 813856

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                              FORM 10-Q/A-1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM         TO

                       COMMISSION FILE NUMBER: 33-14051

                               ----------------

                           FAMILY RESTAURANTS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                       33-0197361
 (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

      18831 VON KARMAN AVENUE, IRVINE, CALIFORNIA          92612
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 757-7900

                               ----------------

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            FAMILY RESTAURANTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     ($ IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        MARCH 29,  DECEMBER 28,
                                                          1998         1997
                                                       ----------- ------------
                                                       (UNAUDITED)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents...........................  $  33,861   $  32,518
  Receivables.........................................      4,145       3,944
  Inventories.........................................      4,308       4,569
  Other current assets................................      3,551       4,086
                                                        ---------   ---------
    Total current assets..............................     45,865      45,117
Property and equipment, net...........................    181,262     183,601
Reorganization value in excess of amount allocable to
 identifiable assets, net.............................     36,179      36,529
Other assets..........................................     24,260      24,521
                                                        ---------   ---------
                                                        $ 287,566   $ 289,768
                                                        =========   =========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
        -------------------------------------
Current liabilities:
  Current portion of long-term debt, including
   capitalized lease obligations......................  $   2,609   $   2,694
  Accounts payable....................................     15,633      13,959
  Self-insurance reserves.............................     30,560      32,515
  Other accrued liabilities...........................     52,323      58,573
  Income taxes payable................................      3,789       3,788
                                                        ---------   ---------
    Total current liabilities.........................    104,914     111,529
Other long-term liabilities...........................      4,460       4,478
Long-term debt, including capitalized lease
 obligations, less current portion....................    212,596     199,955
Stockholders' deficit:
  Common stock--authorized 1,500,000 shares, par value
   $.01 per share, 997,277 shares issued..............         10          10
  Additional paid-in capital..........................    157,317     157,317
  Accumulated deficit.................................   (190,348)   (182,138)
  Less treasury stock, at cost (8,992 shares).........     (1,383)     (1,383)
                                                        ---------   ---------
    Total stockholders' deficit.......................    (34,404)    (26,194)
                                                        ---------   ---------
                                                        $ 287,566   $ 289,768
                                                        =========   =========

     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)
                                  (UNAUDITED)

                                                            FOR THE QUARTERS
                                                                  ENDED
                                                            ------------------
                                                             MARCH     MARCH
                                                            29, 1998  30, 1997
                                                            --------  --------
Sales...................................................... $113,306  $114,978
                                                            --------  --------
Product costs..............................................   30,763    30,365
Payroll and related costs..................................   40,206    40,867
Occupancy and other operating expenses.....................   30,848    32,750
Depreciation and amortization..............................    5,339     5,570
General and administrative expenses........................    7,118     7,478
Opening costs..............................................      620         0
Loss on disposition of properties, net.....................      668     1,467
                                                            --------  --------
  Total costs and expenses.................................  115,562   118,497
                                                            --------  --------
Operating loss.............................................   (2,256)   (3,519)
Interest expense, net......................................    5,827     4,406
                                                            --------  --------
Loss before income tax provision...........................   (8,083)   (7,925)
Income tax provision.......................................      127       176
                                                            --------  --------
Net loss................................................... $ (8,210) $ (8,101)
                                                            ========  ========


     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)
                                  (UNAUDITED)

                                                           FOR THE QUARTERS
                                                                 ENDED
                                                          --------------------
                                                          MARCH 29,  MARCH 30,
                                                            1998       1997
                                                          ---------  ---------
Increase in Cash and Cash Equivalents
Cash flows from operating activities:
  Cash received from customers, franchisees and
   licensees............................................. $ 113,690  $ 115,019
  Cash paid to suppliers and employees...................  (112,043)  (115,076)
  Interest paid, net.....................................    (6,967)    (6,336)
  Opening costs..........................................      (276)         0
  Income taxes paid......................................      (126)      (159)
                                                          ---------  ---------
    Net cash used in operating activities................    (5,722)    (6,552)
                                                          ---------  ---------
Cash flows from investing activities:
  Proceeds from disposal of property and equipment.......        44         15
  Capital expenditures...................................    (3,398)    (1,843)
  Mandatory lease buyback, net...........................         0     (2,818)
  Lease termination payments.............................      (211)    (2,151)
  Other..................................................        74     (1,034)
                                                          ---------  ---------
    Net cash used in investing activities................    (3,491)    (7,831)
                                                          ---------  ---------
Cash flows from financing activities:
  Reductions of long-term debt, including capitalized
   lease obligations.....................................      (972)      (892)
  Net proceeds from issuance of notes....................    11,620          0
  Payment of debt issuance costs.........................       (92)    (1,305)
                                                          ---------  ---------
    Net cash provided by (used in) financing activities..    10,556     (2,197)
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....     1,343    (16,580)
Cash and cash equivalents at beginning of period.........    32,518     33,820
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $  33,861  $  17,240
                                                          =========  =========
Reconciliation of net loss to net cash used in operating
 activities:
Net loss................................................. $  (8,210) $  (8,101)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization..........................     5,339      5,570
  Amortization of debt issuance costs....................       297        251
  Expense of unamortized openings costs..................       344          0
  Loss on disposition of properties......................       668      1,467
  Accretion of interest..................................     1,908        294
  Decrease in receivables, inventories and other current
   assets................................................       251      1,053
  Decrease in accounts payable, self-insurance reserves,
   other accrued liabilities and income taxes payable....    (6,319)    (7,086)
                                                          ---------  ---------
Net cash used in operating activities.................... $  (5,722) $  (6,552)
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

LIQUIDITY AND CAPITAL RESOURCES

  A. Liquidity

  The Company reported net cash used in operating activities for the quarters ended March 29, 1998 and March 30, 1997. Liquidity requirements were funded by available cash balances, supplemented if necessary by working capital advances available under the Foothill Credit Facility (as defined below). In addition, FRI-MRD raised approximately $45.6 million in cash from the issuance of the Senior Discount Notes to supplement its liquidity needs. The Company's viability has been and will continue to be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and to comply with the terms of its financing agreements.

  Statement of Cash Flows. For the first quarter of 1998, the Company reported net cash used in operating activities of $5.7 million compared to net cash used in operating activities of $6.6 million for the same period in 1997. The difference in cash received from customers, franchisees and licensees as compared to cash paid to suppliers and employees improved by $1.7 million from 1997 to 1998 which more than offset cash paid for opening costs of $0.3 million and an increase in interest paid, net of $0.6 million. For the first quarter of 1998, the Company reported net cash used in investing activities of $3.5 million compared to net cash used in investing activities of $7.8 million for the same period in 1997. The decrease in net cash used in investing activities of $4.3 million was primarily due to the mandatory lease buyback of $2.8 million in 1997 and a reduction in lease termination payments from 1997 to 1998 of $1.9 million which more than offset an increase in capital expenditures from 1997 to 1998 of $1.6 million. For the first quarter of 1998, the Company reported net cash provided by financing activities of $10.6 million compared to net cash used in financing activities of $2.2 million for the same period in 1997. During 1998, $11.6 million in net cash proceeds from the issuance of notes was received, while payment of debt issuance costs increased $1.2 million from 1997.

  EBITDA. For the first quarter of 1998, the Company reported EBITDA (defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, provision for divestitures and write-down of long-lived assets, restructuring costs, interest, taxes, depreciation and amortization) of $4.4 million, compared to $3.5 million for the same period in 1997. The $0.9 million improvement was due to the continuing impact of El Torito and Chi-Chi's cost reduction and reengineering strategies, which have improved operating margins, and positive comparable store sales at Chi-Chi's. This improved EBITDA is the continuation of the trend that began in 1996 when new management was installed at both El Torito and Chi-Chi's. Since 1995, the divisional EBITDA of the Company's ongoing operations is set forth in the following table.

                                                                  DIVISIONAL
                                                                    EBITDA
                                                               ----------------
                                                                 EL      CHI-
     FISCAL YEAR ENDED                                         TORITO   CHI'S
     -----------------                                         ------- --------
                                                               ($ IN THOUSANDS)
     December 31, 1995 (a).................................... $13,508 $(10,455)
     December 29, 1996........................................  11,956   (4,278)
     December 28, 1997........................................  17,627       36

--------
(a) Includes 53 weeks of operations and, in accordance with Company policy at that time, excludes certain unallocated corporate overhead.

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

                                                                 FIRST QUARTER
                                                                 SALES DECREASE
                                                                ----------------
                                                                ($ IN THOUSANDS)
   Decrease in Sales of Restaurants Divested or Closed.........     $(1,757)
   Increase in Sales of Comparable Restaurants.................          85
                                                                    -------
     Total.....................................................     $(1,672)
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

                                                                  FIRST QUARTER
                                                                  SALES INCREASE
                                                                  ---------------
                                                                  AMOUNT  PERCENT
                                                                  ------  -------
                                                                      ($ IN
                                                                    THOUSANDS)
   Comparable Chi-Chi's.......................................... $ 701     1.2%
   Comparable El Torito..........................................  (616)   (1.2)
                                                                  -----    ----
     Total....................................................... $  85     0.1%
                                                                  =====    ====

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

                                                   FOR THE QUARTER ENDED
                                            ---------------------------------
                                            MARCH 29,   MARCH 30,   MARCH 31,
                                              1998        1997        1996
                                            ---------   ---------   ---------
                                                  ($ IN THOUSANDS,
                                            EXCEPT AVERAGE CHECK AMOUNT)
EL TORITO RESTAURANT DIVISION
Restaurants Open at End of Period:
  Owned/operated...........................        94          97          98
  Franchised and Licensed..................        10           7           5
Sales...................................... $  51,809   $  53,600   $  54,434
Restaurant Level Cashflow..................     7,087       7,234       5,848
Divisional EBITDA(a).......................     4,313       4,249       2,874
Percentage decrease in comparable
 restaurant sales..........................      (1.2)%      (1.5)%      (3.1)%
Average check.............................. $    9.92   $    9.55   $    9.43
CHI-CHI'S RESTAURANT DIVISION
Restaurants Open at End of Period:
  Owned/operated...........................       179         182         199
  Franchised and Licensed..................        16          18          21
Sales...................................... $  61,497   $  61,378   $  74,753
Restaurant Level Cashflow..................     4,128       3,478        (607)
Divisional EBITDA(a).......................       102        (690)     (4,512)
Percentage increase (decrease) in
 comparable restaurant sales...............      1.2 %      (12.7)%     (10.9)%
Average check.............................. $    7.84   $    7.52   $    7.44
ONGOING OPERATIONS
Restaurants Open at End of Period:
  Owned/operated...........................       273         279         297
  Franchised and Licensed..................        26          25          26
Sales...................................... $ 113,306   $ 114,978   $ 129,187
Divisional EBITDA(a).......................     4,415       3,559      (1,638)
DIVESTED OPERATIONS(B)
Restaurants Open at End of Period:
  Owned/operated...........................         0           0         367
  Franchised and Licensed..................         0           0         261
Sales...................................... $       0   $       0   $ 129,865
Divisional EBITDA(a).......................         0           0      11,948
TOTAL COMPANY
Restaurants Open at End of Period:
  Owned/operated...........................       273         279         664
  Franchised and Licensed..................        26          25         287
Sales...................................... $ 113,306   $ 114,978   $ 259,052
EBITDA(c)..................................     4,371       3,518      10,431

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

  None.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

          2(a) Stock Purchase Agreement dated as of March 1, 1996 by and among
                Family Restaurants, Inc., Flagstar Companies, Inc., Flagstar
                Corporation and FRD Acquisition Co. (Filed as Exhibit 2.1 to
                the Company's Form 10-Q filed with the SEC on May 15, 1996.)
          3(a) Fourth Restated Certificate of Incorporation of the Company.
                (Filed as Exhibit 4.1 to the Company's Form S-8 filed with the
                SEC on March 23, 1994.)
          3(b) Bylaws of the Company. (Filed as Exhibit 4.2 to the Company's
                Form S-8 filed with the SEC on March 23, 1994.)
          4(a) Indenture Dated as of January 27, 1994
                Re: $300,000,000 9-3/4% Senior Notes Due 2002. (Filed as
                Exhibit 4(a) to the Company's Form 10-K filed with the SEC on
                March 28, 1994.)
          4(b) Indenture Dated as of January 27, 1994
                Re: $150,000,000 10 7/8% Senior Subordinated Discount Notes Due
                2004. (Filed as Exhibit 4(b) to the Company's Form 10-K filed with the SEC on March 28, 1994.)
          4(c) First Supplemental Indenture, dated as of July 3, 1996, between the Registrant and IBJ Schroder Bank & Trust Company, a New
                York Banking corporation, as Trustee. (Filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 9, 1996.)
          4(d) First Supplemental Indenture, dated as of July 3, 1996, between the Registrant and Fleet National Bank, as successor by merger to Fleet National Bank of Massachusetts, formerly known as
                Shawmut Bank, N.A., as Trustee. (Filed as Exhibit 10.2 to the
                Company's Form 8-K filed with the SEC on July 9, 1996.)
          4(e) Note Agreement Dated as of August 12, 1997
                Re: Up to $75,000,000 FRI-MRD Corporation Senior Discount Notes
                Due January 24, 2002. (Filed as Exhibit 4(e) to the Company's
                Form 10-Q filed with the SEC on November 12, 1997.)
          4(f) Joinder Agreement Dated as of January 14, 1998
                Re: FRI-MRD Corporation Senior Discount Notes due January 24,
                2002. (Filed as Exhibit 4(f) to the Company's Form 10-K filed with the SEC on March 30, 1998.)
         27    Financial Data Schedule. (Filed as Exhibit 27 to the Company's
                Form 10-Q filed with the SEC on May 8, 1998.)

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

Date: September 9, 1998