Form 10-Q/A
period 1998-06-28
FAMILY RESTAURANTS
filed 1998-09-09
CIK 813856

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                              FORM 10-Q/A-1

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998 OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            FAMILY RESTAURANTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     ($ IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        JUNE 28,   DECEMBER 28,
                                                          1998         1997
                                                       ----------- ------------
                                                       (UNAUDITED)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $  26,820   $  32,518
  Bridge note receivable--KKR merger..................      3,003           0
  Receivables.........................................      4,292       3,944
  Inventories.........................................      4,350       4,569
  Other current assets................................      4,241       4,086
                                                        ---------   ---------
    Total current assets..............................     42,706      45,117
Property and equipment, net...........................    182,828     183,601
Reorganization value in excess of amount allocable to
 identifiable assets, net.............................     35,829      36,529
Other assets..........................................     23,806      24,521
                                                        ---------   ---------
                                                        $ 285,169   $ 289,768
                                                        =========   =========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt, including capi-
   talized lease obligations..........................  $   2,572   $   2,694
  Accounts payable....................................     13,625      13,959
  Self-insurance reserves.............................     28,603      32,515
  Other accrued liabilities...........................     56,729      58,573
  Income taxes payable................................      3,775       3,788
                                                        ---------   ---------
    Total current liabilities.........................    105,304     111,529
Other long-term liabilities...........................      4,518       4,478
Long-term debt, including capitalized lease
 obligations, less current portion....................    214,515     199,955
Stockholders' deficit:
  Common stock--authorized 1,500,000 shares, par value
   $.01 per share, 997,277 shares issued..............         10          10
  Additional paid-in capital..........................    157,317     157,317
  Accumulated deficit.................................   (195,112)   (182,138)
  Less treasury stock, at cost (8,992 shares).........     (1,383)     (1,383)
                                                        ---------   ---------
    Total stockholders' deficit.......................    (39,168)    (26,194)
                                                        ---------   ---------
                                                        $ 285,169   $ 289,768
                                                        =========   =========

     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)
                                  (UNAUDITED)

                                                            FOR THE QUARTERS
                                                                  ENDED
                                                            ------------------
                                                            JUNE 28,  JUNE 29,
                                                              1998      1997
                                                            --------  --------
Sales...................................................... $120,095  $123,103
                                                            --------  --------
Product costs..............................................   32,033    32,766
Payroll and related costs..................................   41,712    42,503
Occupancy and other operating expenses.....................   31,331    33,674
Depreciation and amortization..............................    5,283     5,611
General and administrative expenses........................    6,998     6,964
Opening costs..............................................      638         3
Loss on disposition of properties, net.....................      738       410
Impairment of long-lived assets............................        0     2,640
                                                            --------  --------
  Total costs and expenses.................................  118,733   124,571
                                                            --------  --------
Operating income (loss)....................................    1,362    (1,468)
Interest expense, net......................................    5,999     4,556
                                                            --------  --------
Loss before income tax provision...........................   (4,637)   (6,024)
Income tax provision.......................................      127       176
                                                            --------  --------
Net loss................................................... $ (4,764) $ (6,200)
                                                            ========  ========


     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)
                                  (UNAUDITED)

                                                                 FOR THE
                                                            SIX MONTHS ENDED
                                                            ------------------
                                                            JUNE 28,  JUNE 29,
                                                              1998      1997
                                                            --------  --------
Sales...................................................... $233,401  $238,081
                                                            --------  --------
Product costs..............................................   62,796    63,131
Payroll and related costs..................................   81,918    83,370
Occupancy and other operating expenses.....................   62,179    66,424
Depreciation and amortization..............................   10,622    11,181
General and administrative expenses........................   14,116    14,442
Opening costs..............................................    1,258         3
Loss on disposition of properties, net.....................    1,406     1,877
Impairment of long-lived assets............................        0     2,640
                                                            --------  --------
  Total costs and expenses.................................  234,295   243,068
                                                            --------  --------
Operating loss.............................................     (894)   (4,987)
Interest expense, net......................................   11,826     8,962
                                                            --------  --------
Loss before income tax provision...........................  (12,720)  (13,949)
Income tax provision.......................................      254       352
                                                            --------  --------
Net loss................................................... $(12,974) $(14,301)
                                                            ========  ========


     See accompanying notes to condensed consolidated financial statements

                            FAMILY RESTAURANTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)
                                  (UNAUDITED)

                                                       FOR THE SIX MONTHS
                                                              ENDED
                                                       --------------------
                                                       JUNE 28,   JUNE 29,
                                                         1998       1997
                                                       ---------  ---------
Increase in Cash and Cash Equivalents
Cash flows from operating activities:
  Cash received from customers, franchisees and
   licensees.........................................  $ 234,475  $ 238,691
  Cash paid to suppliers and employees...............   (227,995)  (238,045)
  Interest paid, net.................................     (7,365)    (6,652)
  Opening costs......................................       (914)         0
  Income taxes paid..................................       (267)      (269)
                                                       ---------  ---------
    Net cash used in operating activities............     (2,066)    (6,275)
                                                       ---------  ---------
Cash flows from investing activities:
  Proceeds from disposal of property and equipment...         74         42
  Bridge note receivable--KKR merger.................     (3,000)         0
  Capital expenditures...............................     (9,710)    (5,403)
  Mandatory lease buyback, net.......................          0     (2,828)
  Lease termination payments.........................       (722)    (2,651)
  Opening costs......................................          0        (65)
  Other..............................................       (172)    (1,817)
                                                       ---------  ---------
    Net cash used in investing activities............    (13,530)   (12,722)
                                                       ---------  ---------
Cash flows from financing activities:
  Reductions of long-term debt, including capitalized
   lease obligations.................................     (1,625)    (1,591)
  Net proceeds from issuance of notes................     11,620          0
  Payment of debt issuance costs.....................        (97)    (1,365)
                                                       ---------  ---------
    Net cash provided by (used in) financing
     activities......................................      9,898     (2,956)
                                                       ---------  ---------
Net decrease in cash and cash equivalents............     (5,698)   (21,953)
Cash and cash equivalents at beginning of period.....     32,518     33,820
                                                       ---------  ---------
Cash and cash equivalents at end of period...........  $  26,820  $  11,867
                                                       =========  =========
Reconciliation of net loss to net cash used in
 operating activities:
Net loss.............................................  $ (12,974) $ (14,301)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization......................     10,622     11,184
  Amortization of debt issuance costs................        597        506
  Expense of unamortized opening costs...............        344          0
  Loss on disposition of properties..................      1,406      1,877
  Impairment of long-lived assets....................          0      2,640
  Accretion of interest..............................      3,948        294
  (Increase) decrease in receivables, inventories and
   other current assets..............................       (628)       809
  Decrease in accounts payable, self-insurance re-
   serves, other accrued liabilities and income taxes
   payable...........................................     (5,381)    (9,284)
                                                       ---------  ---------
Net cash used in operating activities................  $  (2,066) $  (6,275)
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

  5. KKR Merger. The Company, FRI-Sub, Inc., a newly organized Delaware corporation and wholly owned subsidiary of FRI-MRD (the "Merger Sub"), and Koo Koo Roo, Inc., a Delaware corporation ("KKR"), have entered into an Agreement and Plan of Merger, dated as of June 9, 1998 (the "Merger Agreement"), pursuant to which the Merger Sub will merge with and into KKR (the "Merger"), with KKR as the surviving corporation of the Merger. As a result of the Merger, KKR will become a wholly owned subsidiary of FRI-MRD. The closing of the Merger is subject to certain conditions, including but not limited to, the approval of the common stockholders of KKR and the obtaining of certain regulatory approvals and third party consents.

  As a result of the Merger, each outstanding share of common stock, $.01 par value, of KKR will be converted into the right to receive one share of common stock, par value $0.01 per share, of the Company (the "Company Common Stock"). In connection with the signing of the Merger Agreement, FRI-MRD provided a $3.0 million loan (the "Bridge Loan") to a subsidiary of KKR. Additionally, in connection with the Merger, FRI-MRD will issue new senior secured discount notes (the "New MRD Notes") for net proceeds of approximately $21.6 million and the Company is expanding the Foothill Credit Facility (as defined below) by an additional $20.0 million. The proceeds from the sale of the New MRD Notes will be used to acquire all of the outstanding capital stock (the "Hamlet Shares") of The Hamlet Group, Inc. ("Hamlet") immediately prior to the consummation of the Merger (the "Hamlet Acquisition"). If the Effective Time of the Merger does not occur within twenty-four hours of the closing of the Hamlet Acquisition, FRI-MRD shall have the right to terminate and rescind the Hamlet Acquisition. In such event, KKR shall pay to FRI-MRD the purchase price received by KKR in the Hamlet Acquisition and the Hamlet Shares shall be sold back to KKR. The Merger and the Hamlet Acquisition will be accounted for as a purchase.

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

LIQUIDITY AND CAPITAL RESOURCES

  A. Liquidity

  The Company reported net cash used in operating activities for the six months ended June 28, 1998 and June 29, 1997. Liquidity requirements were funded by available cash balances, supplemented if necessary by working capital advances available under the Foothill Credit Facility (as defined below). In addition, FRI-MRD raised approximately $45.6 million in cash from the issuance of the Senior Discount Notes to supplement its liquidity needs. The Company's viability has been and will continue to be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and to comply with the terms of its financing agreements.

  Statement of Cash Flows. For the first six months of 1998, the Company reported net cash used in operating activities of $2.1 million compared to net cash used in operating activities of $6.3 million for the same period in 1997. The difference in cash received from customers, franchisees and licensees as compared to cash paid to suppliers and employees improved by $5.8 million from 1997 to 1998 which more than offset cash paid for opening costs of $0.9 million and an increase in interest paid, net of $0.7 million. For the first six months of 1998, the Company reported net cash used in investing activities of $13.5 million compared to net cash used in investing activities of $12.7 million for the same period in 1997. The increase in net cash used in investing activities of $0.8 million was due to the $3.0 million bridge loan related to the KKR Merger and an increase in capital expenditures of $4.3 million which more than offset decreases in mandatory lease buyback of $2.8 million, lease termination payments of $1.9 million and other amounts of $1.6 million. For the first six months of 1998, the Company reported net cash provided by financing activities of $9.9 million compared to net cash used in financing activities of $3.0 million for the same period in 1997. During 1998, $11.6 million in net proceeds from the issuance of notes was received, while payment of debt issuance costs decreased $1.3 million from 1997.

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

  The Company continues to be highly leveraged and has significant debt service requirements. Although management believes that its current sources of cash should be sufficient to meet its operating and debt service requirements for the foreseeable future, there can be no assurance that the Company will be able to repay or refinance its Senior Notes and its 10 7/8% Senior Subordinated Discount Notes due 2004, or that FRI-MRD will be able to repay or refinance the Senior Discount Notes or the New MRD Notes, at their respective maturities.

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

                                               SECOND QUARTER FIRST SIX MONTHS
                                               SALES DECREASE  SALES DECREASE
                                               -------------- ----------------
                                                      ($ IN THOUSANDS)
   Decrease in Sales of Restaurants Divested
    or Closed.................................    $(2,150)        $(3,907)
   Decrease in Sales of Comparable
    Restaurants...............................       (858)           (773)
                                                  -------         -------
     Total....................................    $(3,008)        $(4,680)
                                                  =======         =======

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

                                                                     FIRST SIX
                                                  SECOND QUARTER    MONTHS SALES
                                                  SALES DECREASE      DECREASE
                                                  ---------------  ---------------
                                                  AMOUNT  PERCENT  AMOUNT  PERCENT
                                                  ------  -------  ------  -------
                                                        ($ IN THOUSANDS)
   Comparable Chi-Chi's.......................... $(968)   (1.4)%  $(267)   (0.2)%
   Comparable El Torito..........................   110     0.3     (506)   (0.5)
                                                  -----    ----    -----    ----
     Total....................................... $(858)   (0.6)%  $(773)   (0.3)%
                                                  =====    ====    =====    ====

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

                           FOR THE QUARTER ENDED           FOR THE SIX MONTHS ENDED
                         ------------------------------   ------------------------------
                         JUNE 28,   JUNE 29,   JUNE 30,   JUNE 28,   JUNE 29,   JUNE 30,
                           1998       1997       1996       1998       1997       1996
                         --------   --------   --------   --------   --------   --------
                             ($ IN THOUSANDS, EXCEPT AVERAGE CHECK AMOUNT)
EL TORITO RESTAURANT
 DIVISION
Restaurants Open at End
 of Period:
  Owned/operated........       94         97         99         94         97         99
  Franchised and
   Licensed.............        8          7          5          8          7          5
Sales................... $ 57,583   $ 58,780   $ 58,593   $109,392   $112,380   $113,027
Restaurant Level
 Cashflow(a)............    9,943      9,345      7,884     17,030     16,579     13,732
Divisional EBITDA(b)....    6,985      6,187      4,475     11,298     10,436      7,349
Percentage increase
 (decrease) in
 comparable restaurant
 sales..................      0.3%       0.4%      (2.8)%     (0.5)%     (0.5)%     (3.3)%
Average check........... $  10.10   $   9.80   $   9.33   $   9.95   $   9.66   $   9.37
CHI-CHI'S RESTAURANT
 DIVISION
Restaurants Open at End
 of Period:
  Owned/operated........      179        180        191        179        180        191
  Franchised and
   Licensed.............       13         18         18         13         18         18
Sales................... $ 62,512   $ 64,323   $ 74,628   $124,009   $125,701   $149,381
Restaurant Level
 Cashflow(a)............    4,809      4,539      2,268      8,937      8,017      1,661
Divisional EBITDA(b)....    1,102      1,048     (1,122)     1,204        358     (5,634)
Percentage decrease in
 comparable restaurant
 sales..................     (1.4)%     (9.2)%     (8.8)%     (0.2)%    (10.9)%    (10.5)%
Average check........... $   7.80   $   7.48   $   7.28   $   7.80   $   7.50   $   7.37
ONGOING OPERATIONS
Restaurants Open at End
 of Period:
  Owned/operated........      273        277        290        273        277        290
  Franchised and
   Licensed.............       21         25         23         21         25         23
Sales................... $120,095   $123,103   $133,221   $233,401   $238,081   $262,408
Divisional EBITDA(b)....    8,087      7,235      3,353     12,502     10,794      1,715
DIVESTED OPERATIONS(C)
Restaurants Open at End
 of Period:
  Owned/operated........        0          0         17          0          0         17
  Franchised and
   Licensed.............        0          0          0          0          0          0
Sales................... $      0   $      0   $ 85,802   $      0   $      0   $215,667
Divisional EBITDA(b)....        0          0      7,740          0          0     19,688
TOTAL COMPANY
Restaurants Open at End
 of Period:
  Owned/operated........      273        277        307        273        277        307
  Franchised and
   Licensed.............       21         25         23         21         25         23
Sales................... $120,095   $123,103   $219,023   $233,401   $238,081   $478,075
EBITDA(d)...............    8,021      7,196     11,251     12,392     10,714     21,682

--------
(a) Restaurant Level Cashflow with respect to any operating division represents Divisional EBITDA (as defined below) before general and administrative expenses and any net franchise profit or miscellaneous income (expense) reported by the respective division.

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

  None.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

          2(a) Stock Purchase Agreement dated as of March 1, 1996 by and among Family Restaurants, Inc., Flagstar Companies, Inc.,
                 Flagstar Corporation and FRD Acquisition Co. (Filed as
                 Exhibit 2.1 to the Company's Form 10-Q filed with the SEC on May 15, 1996.)
          2(b) Agreement and Plan of Merger, dated as of June 9, 1998, by and among the Company, FRI-Sub, Inc. and Koo Koo Roo, Inc.
                 ("KRR"). (Filed as Exhibit 2.1 to the Company's Form S-4 filed with the SEC on July 1, 1998.)
          3(a)  Fourth Restated Certificate of Incorporation of the Company.
                 (Filed as Exhibit 4.1 to the Company's Form S-8 filed with the SEC on March 23, 1994.)
          3(b)  Bylaws of the Company. (Filed as Exhibit 4.2 to the Company's
                 Form S-8 filed with the SEC on March 23, 1994.)
          4(a)  Indenture dated as of January 27, 1994 Re: $300,000,000 9 3/4%
                 Senior Notes due 2002. (Filed as Exhibit 4(a) to the
                 Company's Form 10-K filed with the SEC on March 28, 1994.)
          4(b)  Indenture dated as of January 27, 1994 Re: $150,000,000 10
                 7/8% Senior Subordinated Discount Notes due 2004. (Filed as
                 Exhibit 4(b) to the Company's Form 10-K filed with the SEC on March 28, 1994.)
          4(c) First Supplemental Indenture, dated as of July 3, 1996, between the Registrant and IBJ Schroder Bank & Trust Company, a New York Banking corporation, as Trustee. (Filed as Exhibit
                 10.1 to the Company's Form 8-K filed with the SEC on July 9,
                 1996.)
          4(d) First Supplemental Indenture, dated as of July 3, 1996, between the Registrant and Fleet National Bank, as successor by merger to Fleet National Bank of Massachusetts, formerly known as Shawmut Bank, N.A., as Trustee. (Filed as Exhibit
                 10.2 to the Company's Form 8-K filed with the SEC on July 9,
                 1996.)
          4(e)  Note Agreement dated as of August 12, 1997 Re: Up to
                 $75,000,000 FRI-MRD Corporation Senior Discount Notes due
                 January 24, 2002. (Filed as Exhibit 4(e) to the Company's
                 Form 10-Q filed with the SEC on November 12, 1997.)

          4(f)  Joinder Agreement dated as of January 14, 1998 Re: FRI-MRD
                 Corporation Senior Discount Notes due January 24, 2002.
                 (Filed as Exhibit 4(f) to the Company's Form 10-K filed with the SEC on March 30, 1998.)
          4(g)  First Amendment dated as of June 9, 1998 to the Note Agreement dated August 12, 1997. (Filed as Exhibit 4.7 to the Company's
                 Form S-4 filed with the SEC on July 1, 1998.)
          4(h)  Note Agreement dated as of June 9, 1998 Re: $24,000,000 FRI-
                 MRD Corporation Senior Secured Discount Notes due January 24,
                 2002. (Filed as Exhibit 4.8 to the Company's Form S-4 filed with the SEC on July 1, 1998.)
         10(ee) Stock Purchase Agreement dated as of June 9, 1998 by and between FRI-MRD Corporation and KKR. (Filed as Exhibit 10.1 to the Company's Form S-4 filed with the SEC on July 1,
                 1998.)
         10(ff) Bridge Loan Agreement dated as of June 9, 1998 among The
                 Hamlet Group, Inc. as borrower, KKR, H.H.K. of Virginia, Inc.
                 and H.H. of Maryland, Inc., as Guarantors and FRI-MRD
                 Corporation as Lender. (Filed as Exhibit 10.2 to the
                 Company's Form S-4 filed with the SEC on July 1, 1998.)
         10(gg) Amendment Number Three to Loan and Security Agreement, dated as of April 9, 1998 by and among the parties thereto. (Filed as Exhibit 10.29 to the Company's Form S-4 filed with the SEC on July 1, 1998.)
         10(hh) Amendment Number Four to Loan and Security Agreement dated as of June 9, 1998 by and among the parties thereto. (Filed as
                 Exhibit 10.30 to the Company's Form S-4 filed with the SEC on
                 July 1, 1998.)
         27     Financial Data Schedule. (Filed as Exhibit 27 to the Company's
                 Form 10-Q filed with the SEC on August 12, 1998.)

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