Form 10-Q
period 1998-09-27
KOO KOO ROO ENTERTPRISES INC
filed 1998-11-12
CIK 813856

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


 X   Quarterly report pursuant to section 13 or 15(d) of the Securities
---  Exchange Act of 1934

For the quarterly period ended September 27, 1998 or

     Transition report pursuant to section 13 or 15(d) of the --- Securities Exchange Act of 1934

For the transition period from _____________ to _______________

                        Commission file number 33-14051
                                               --------

                         Koo Koo Roo Enterprises, Inc.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    33-0197361
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


              18831 Von Karman Avenue, Irvine, California   92612
              -----------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

      Registrant's telephone number, including area code:  (949) 757-7900
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

As of November 9, 1998, the registrant had issued and outstanding 179,572,476 shares of common stock, $.01 par value per share.

                       PART  I.  FINANCIAL INFORMATION
                       -------------------------------

Item 1.  Financial Statements
-------

                         KOO KOO ROO ENTERPRISES, INC.
                         -----------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                    ($ in thousands, except share amounts)

                                                                                      September 27,       December 28,
                                                                                           1998               1997
                                                                                      --------------     --------------
                                                                                       (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents                                                                $  18,787          $  32,518
  Bridge note receivable - KKR merger                                                          3,064                  0
  Receivables                                                                                  3,710              3,944
  Inventories                                                                                  4,196              4,569
  Other current assets                                                                         3,748              4,086
                                                                                           ---------          ---------
    Total current assets                                                                      33,505             45,117

Property and equipment, net                                                                  180,347            183,601
Reorganization value in excess of amount allocable to identifiable assets, net                35,479             36,529
Other assets                                                                                  24,758             24,521
                                                                                           ---------          ---------
                                                                                           $ 274,089          $ 289,768
                                                                                           =========          =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current portion of long-term debt, including capitalized lease obligations               $   2,380          $   2,694
  Accounts payable                                                                            13,454             13,959
  Self-insurance reserves                                                                     28,701             32,515
  Other accrued liabilities                                                                   53,582             58,573
  Income taxes payable                                                                         3,730              3,788
                                                                                           ---------          ---------
    Total current liabilities                                                                101,847            111,529

Other long-term liabilities                                                                    4,555              4,478
Long-term debt, including capitalized lease obligations, less current portion                215,775            199,955

Stockholders' deficit:
  Common stock - authorized 1,500,000 shares, par value $.01 per share,
    997,277 shares issued                                                                         10                 10
  Additional paid-in capital                                                                 157,317            157,317
  Accumulated deficit                                                                       (204,032)          (182,138)
  Less treasury stock, at cost (8,992 shares)                                                 (1,383)            (1,383)
                                                                                           ---------          ---------
    Total stockholders' deficit                                                              (48,088)           (26,194)
                                                                                           ---------          ---------
                                                                                           $ 274,089          $ 289,768
                                                                                           =========          =========

     See accompanying notes to condensed consolidated financial statements

                         KOO KOO ROO ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                  ($ in thousands, except per share amounts)
                                  (Unaudited)

                                                  For the Quarters Ended
                                             --------------------------------
                                             September 27,      September 28,
                                                 1998               1997
                                             -------------      -------------
Sales                                            $115,293           $116,585
                                              -----------        -----------

Product costs                                      30,492             30,774
Payroll and related costs                          40,941             41,081
Occupancy and other operating expenses             30,416             32,653
Depreciation and amortization                       5,586              5,533
General and administrative expenses                 7,683              7,395
Opening costs                                       1,103                 51
Loss on disposition of properties, net              1,835                313
                                              -----------        -----------

  Total costs and expenses                        118,056            117,800
                                              -----------        -----------

Operating loss                                     (2,763)            (1,215)

Interest expense, net                               6,111              5,002
                                              -----------        -----------

Loss before income tax provision                   (8,874)           (6,217)

Income tax provision                                   46                 30
                                              -----------        -----------

Net loss                                      $    (8,920)       $    (6,247)
                                              ===========        ===========

Net loss per share -
  basic and diluted                           $      (.07)       $      (.05)
                                              ===========        ===========
Weighted average shares
  outstanding - basic and diluted             121,515,391        121,515,391
                                              ===========        ===========

     See accompanying notes to condensed consolidated financial statements

                         KOO KOO ROO ENTERPRISES, INC.
                         -----------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                  ($ in thousands, except per share amounts)
                                  (Unaudited)

                                             For the Nine Months Ended
                                        ----------------------------------
                                        September 27,        September 28,
                                            1998                 1997
                                        -------------        -------------
Sales                                     $   348,694          $   354,666
                                          -----------          -----------

Product costs                                  93,288               93,905
Payroll and related costs                     122,859              124,451
Occupancy and other operating expenses         92,595               99,077
Depreciation and amortization                  16,208               16,714
General and administrative expenses            21,799               21,837
Opening costs                                   2,361                   54
Loss on disposition of properties, net          3,241                2,190
Impairment of long-lived assets                     0                2,640
                                          -----------          -----------

  Total costs and expenses                    352,351              360,868
                                          -----------          -----------

Operating loss                                 (3,657)              (6,202)

Interest expense, net                          17,937               13,964
                                          -----------          -----------

Loss  before income tax provision             (21,594)             (20,166)

Income tax provision                              300                  382
                                          -----------          -----------

Net loss                                  $   (21,894)         $   (20,548)
                                          ===========          ===========

Net loss per share -
   basic and diluted                      $      (.18)         $      (.17)
                                          ===========          ===========

Weighted average shares
   outstanding - basic and
   diluted                                121,515,391          121,515,391
                                          ===========          ===========



     See accompanying notes to condensed consolidated financial statements

                         KOO KOO ROO ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)
                                  (Unaudited)

                                                                          For the Nine Months Ended
                                                                       ---------------------------------
                                                                       September 27,      September 28,
                                                                           1998               1997
                                                                       -------------      --------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
  Cash received from customers, franchisees and licensees                $ 350,267          $ 355,962
  Cash paid to suppliers and employees                                    (336,863)          (352,738)
  Interest paid, net                                                       (14,320)           (14,340)
  Opening costs                                                             (2,017)                 0
  Income taxes paid                                                           (358)              (197)
                                                                         ---------          ---------
    Net cash used in operating activities                                   (3,291)           (11,313)
                                                                         ---------          ---------
Cash flows from investing activities:
  Proceeds from disposal of property and equipment                           4,585                225
  Bridge note receivable - KKR merger                                       (3,000)                 0
  KKR merger costs                                                          (1,271)                 0
  Capital expenditures                                                     (17,703)            (8,560)
  Mandatory lease buyback, net                                                   0             (2,690)
  Lease termination payments                                                (1,115)            (2,761)
  Opening costs                                                                  0               (145)
  Other                                                                       (570)            (1,999)
                                                                         ---------          ---------
    Net cash used in investing activities                                  (19,074)           (15,930)
                                                                         ---------          ---------
Cash flows from financing activities:
  Reductions of long-term debt, including capitalized lease obligations     (2,889)            (2,315)
  Net proceeds from issuance of notes                                       11,620             33,947
  Payment of debt issuance costs                                               (97)            (2,696)
                                                                         ---------          ---------
    Net cash provided by financing activities                                8,634             28,936
                                                                         ---------          ---------
Net increase (decrease) in cash and cash equivalents                       (13,731)             1,693
Cash and cash equivalents at beginning of period                            32,518             33,820
                                                                         ---------          ---------
Cash and cash equivalents at end of period                               $  18,787          $  35,513
                                                                         =========          =========

     See accompanying notes to condensed consolidated financial statements

                         KOO KOO ROO ENTERPRISES, INC.

                               ($ in thousands)
                                  (Unaudited)

                                                                               For the Nine Months Ended
                                                                            ---------------------------------
                                                                            September 27,      September 28,
                                                                                 1998               1997
                                                                            --------------     --------------
Reconciliation of net loss to net cash used in operating activities:

Net loss                                                                       $  (21,894)        $  (20,548)
Adjustments to reconcile net loss  to net cash used in operating activities:
    Depreciation and amortization                                                  16,208             16,768
    Amortization of debt issuance costs                                               896                792
    Expense of unamortized opening costs                                              344                  0
    Loss on disposition of properties                                               3,241              2,190
    Impairment of long-lived assets                                                     0              2,640
    Accretion of interest                                                           6,066              1,295
    Decrease in receivables, inventories and other current assets                     601              1,025
    Decrease in accounts payable, self-insurance reserves, other accrued
      liabilities and income taxes payable                                         (8,753)           (15,475)
                                                                               -----------        -----------

Net cash used in operating activities                                          $   (3,291)        $  (11,313)
                                                                               ===========        ===========

                         KOO KOO ROO ENTERPRISES, INC.
                         -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)

     1.  Company.  Koo Koo Roo Enterprises, Inc. (formerly known as Family
         -------
Restaurants, Inc.) (together with its subsidiaries, the "Company") was incorporated in Delaware in 1986 and is primarily engaged in the operation of restaurants in the full-service and fast-casual segments, through its subsidiaries. Information relating to periods ending on or prior to September 27, 1998 included herein relates to the historical operations of Family Restaurants, Inc. and, except as otherwise indicated, does not reflect the operations of Koo Koo Roo, Inc., a Delaware corporation ("KKR"), which the Company acquired in the Merger (as defined below, see Note 5) on October 30, 1998. At September 27, 1998, the Company operated 266 restaurants in 29 states, with approximately 61% of its restaurants located in California, Ohio, Pennsylvania, Indiana and Michigan. Additionally, as of September 27, 1998, the Company was the franchisor and licensor of 20 restaurants outside the United States. As a result of the Merger, as of November 9, 1998, the Company operated 313 restaurants in 28 states.

     2.  Financial Statements.  The Condensed Consolidated Financial Statements
         --------------------
in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Year Ended December 28, 1997 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter and nine months ended September 27, 1998 are not necessarily indicative of those for the full year.

     3.   Long-Term Debt.  On August 12, 1997, FRI-MRD Corporation (a wholly-
          --------------
owned subsidiary of the Company) ("FRI-MRD") issued new senior discount notes (the "Senior Discount Notes") in an aggregate face amount of $61 million at a price of approximately 75% of par. The Senior Discount Notes are due on January 24, 2002. Interest on the Senior Discount Notes accretes at a rate of 15% per annum until July 31, 1999 and, thereafter, is payable in cash semi-annually at the rate of 15% per annum. The $61 million of Senior Discount Notes were issued to certain existing holders of the Company's 9-3/4% Senior Notes due 2002 (the "Senior Notes") in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash under an agreement pursuant to which FRI-MRD had the ability to issue up to a maximum of $75 million aggregate face amount of Senior Discount Notes. The gain of $3,548,000 realized on the exchange of Senior Notes has been deferred and classified as an element of long-term debt in accordance with the guidelines of Emerging Issues Task Force Issue No. 96-19 because the present value of the cash flows of the Senior Discount Notes was not at least 10% different from the present value of the cash flows of the Senior Notes exchanged. The deferred gain is being amortized as a reduction of interest expense over the life of the Senior Discount Notes. On January 14 and 15, 1998, FRI-MRD issued the remaining $14 million aggregate face amount of the Senior Discount Notes available under such agreement to the same purchasers at a price of 83% of par. FRI-MRD received approximately $11.6 million in cash as a result of this subsequent sale. Proceeds from the sales of the Senior Discount Notes have been and will continue to be used to fund the Company's capital expenditure programs and for general corporate purposes.

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

     Accordingly, $344,000 of unamortized opening costs at December 28, 1997 (classified as other current assets) was expensed in the condensed consolidated statement of operations for the quarter ended March 29, 1998. Opening costs incurred during the quarter and nine months ended September 27, 1998 were $1,103,000 and $2,017,000, respectively. Amortization of opening costs of $51,000 and $54,000 in the comparable periods of 1997 has been reclassified.

     5.   Subsequent Event - KKR Merger.  On October 30, 1998, the Company, FRI-
          -----------------------------
Sub, Inc., a Delaware corporation and wholly owned subsidiary of FRI-MRD (the "Merger Sub"), and KKR consummated their merger (the "Merger"), pursuant to an Agreement and Plan of Merger, dated as of June 9, 1998 (the "Merger Agreement"). In the Merger, Merger Sub was merged with and into KKR, with KKR as the surviving corporation.

     As a result of the Merger, each outstanding share of common stock, $.01 par value, of KKR was converted into the right to receive one share of common stock, par value $0.01 per share, of the Company (the "Company Common Stock"). Immediately prior to the Merger, a stock dividend was declared whereby approximately 121.96 shares of Company Common Stock were distributed for each share of Company Common Stock outstanding immediately prior to the Merger. In connection with the signing of the Merger Agreement, FRI-MRD provided a $3.0 million loan (the "Bridge Loan") to a subsidiary of KKR. Additionally, in connection with the Merger, FRI-MRD issued $24 million aggregate face amount of new senior secured discount notes (the "New MRD Notes") pursuant to the Senior Secured Discount Note Agreement dated June 9, 1998 for net proceeds of $21.7 million and the Company expanded the Foothill Credit Facility (as defined below) by an additional $20.0 million. The proceeds from the sale of the New MRD Notes were used to acquire all of the outstanding capital stock of The Hamlet Group, Inc. ("Hamlet") immediately prior to the consummation of the Merger (the "Hamlet Acquisition"). The Merger and the Hamlet Acquisition will be accounted for as a purchase.

     The following table presents certain summary unaudited pro forma combined financial information for the Company, assuming the Merger occurred as of the beginning of fiscal 1997 for the periods presented or on the date indicated. The unaudited pro forma combined financial information does not reflect certain cost savings that management believes may be realized following the Merger. The unaudited pro forma combined financial information is not indicative of the results of operations or financial position of the combined companies that would have occurred had the Merger occurred at the beginning of the periods presented or on the date indicated, nor is it indicative of future operating results or financial position. The unaudited pro forma adjustments are based upon currently available information and certain assumptions that management believes are reasonable under the circumstances.

                                            Quarters Ended           Nine Months Ended
                                        ----------------------   --------------------------
                                         Sept. 27,   Sept. 28,    Sept. 27,      Sept. 28,
                                           1998        1997         1998           1997
                                        ----------  ----------   ----------     -----------
                                                          (Pro Forma)
Combined Statements of Operations
 Information (Amounts in thousands,
 except per share data)

Sales                                     $137,536    $137,176     $416,003        $402,430
Operating loss                              (4,519)     (9,525)     (20,343)        (20,270)
Interest expense, net                        6,973       5,682       20,399          15,938
Net loss                                   (11,307)    (15,229)     (40,554)        (36,663)
Pro forma basic and diluted loss
 per common share                         $   (.06)   $   (.08)    $   (.23)       $   (.20)
Pro forma weighted average number
 of common shares outstanding              179,572     179,572      179,572         179,572

                                                                  Sept. 27,
                                                                    1998
                                                                 ----------
                                                                 (Pro Forma)
Combined Balance Sheet
 Information (Amounts in thousands)
Total assets                                                       $375,432
Total long-term debt and capitalized
 lease obligations                                                  240,694
Stockholder's equity                                                 14,912

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    Results of Operations

     Certain information and statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties that could result in actual results of the Company or the restaurant industry differing materially from expected results expressed or implied by such forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a restaurant company operating in a competitive environment, factors that could significantly impact expected results include
(i) the development of successful marketing strategies for the Company's restaurants, (ii) the effect of national and regional economic conditions, (iii) the availability of adequate working capital, (iv) competitive products and pricing, (v) changes in legislation, (vi) demographic changes, (vii) the ability to attract and retain qualified personnel, (viii) changes in business strategy or development plans, (ix) business disruptions, (x) changes in consumer preferences, tastes and eating habits, (xi) increases in food and labor costs and (xii) potential difficulties in combining the operations of KKR with the Company. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

     On October 30, 1998, the Company, Merger Sub and KKR consummated the Merger, pursuant to the Merger Agreement. In the Merger, Merger Sub was merged with and into KKR, with KKR as the surviving corporation.

     As a result of the Merger, each outstanding share of common stock, $.01 par value, of KKR was converted into the right to receive one share of Company Common Stock. Immediately prior to the Merger, a stock dividend was declared whereby approximately 121.96 shares of Company Common Stock were distributed for each share of Company Common Stock outstanding immediately prior to the Merger. In connection with the signing of the Merger Agreement, FRI-MRD provided the Bridge Loan to a subsidiary of KKR. Additionally, in connection with the Merger, FRI-MRD issued the New MRD Notes pursuant to the Senior Secured Discount Note Agreement dated June 9, 1998 for net proceeds of $21.7 million and the Company expanded the Foothill Credit Facility by an additional $20.0 million. The proceeds from the sale of the New MRD Notes were used to complete the Hamlet Acquisition immediately prior to the consummation of the Merger.

     The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Form 10-K. Information relating to periods ending on or prior to September 27, 1998 included herein relates to the historical operations of Family Restaurants, Inc. and, except as otherwise indicated, does not reflect the operations of KKR, which the Company acquired on October 30, 1998. See Note 5 of the unaudited condensed consolidated financial statements included elsewhere herein.

     As used herein, "comparable restaurants" means restaurants operated by the Company on January 1, 1997 and that continued in operation through the end of the third quarter of 1998.

Liquidity and Capital Resources
-------------------------------

     A.  Liquidity

     The Company reported net cash used in operating activities for the nine months ended September 27, 1998 and September 28, 1997. Cash needs are being funded by available cash balances, supplemented, as necessary, by working capital advances available under the Foothill Credit Facility (as defined below). In addition, through November 9, 1998, FRI-MRD has raised approximately $67.3 million in cash from the issuance of the Senior Discount Notes and the New MRD Notes to supplement its cash needs. The Company's viability has been and will continue to be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and to comply with the terms of its financing agreements.

     Statement of Cash Flows. For the first nine months of 1998, net cash used in operating activities was $3.3 million compared to $11.3 million for the same period in 1997. The difference in cash received from customers, franchisees and licensees as compared to cash paid to suppliers and employees improved by $10.2 million from 1997 to 1998 which more than offset cash paid for opening costs of $2.0 million in 1998. For the first nine months of 1998, net cash used in investing activities was $19.1 million compared to $15.9 million for the same period in 1997. The increase in net cash used in investing activities of $3.1 million was due to the $3.0 million bridge loan related to the Merger, Merger costs of $1.3 million and an increase in capital expenditures of $9.1 million which more than offset decreases in mandatory lease buyback of $2.7 million, lease termination payments of $1.6 million and an increase in proceeds from disposal of property and equipment of $4.4 million. For the first nine months of 1998, net cash provided by financing activities was $8.6 million compared to $28.9 million for the same period in 1997. During 1998, $11.6 million in net proceeds from the issuance of notes was received compared to $33.9 million in 1997, while payment of debt issuance costs decreased $2.6 million from 1997.

     EBITDA. For the first nine months of 1998, the Company reported EBITDA (defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, provision for divestitures and write-down of long-lived assets, restructuring costs, interest, taxes, depreciation and amortization) of $18.2 million, compared to $15.4 million for the same period in 1997. The $2.8 million improvement was primarily due to the continuing impact of El Torito and Chi-Chi's cost reduction and reengineering strategies, which have improved operating margins. This improved EBITDA is the continuation of the trend that began in 1996 when new management was installed at both El Torito and Chi-Chi's. Since 1995, the divisional EBITDA of the Company's ongoing operations is set forth in the following table.

                                           Divisional EBITDA
                                         ----------------------
              Fiscal Year Ended          El Torito   Chi-Chi's
              ------------------------   ---------   ----------
                                           ($ in thousands)
              December 31, 1995 (a)        $13,508    $(10,455)
              December 29, 1996             11,956      (4,278)
              December 28, 1997             17,627          36

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

     Working Capital Deficiency. The Company operates with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and
(iii) cash from sales is usually received before related accounts payable for food, beverages and supplies become due. The Company had a working capital deficiency of $68.3 million on September 27, 1998.

     Credit Facility. In connection with the Merger, the Company has increased its credit facility with Foothill Capital Corporation (the "Foothill Credit Facility") to $55 million to provide for the ongoing working capital needs of the Company. The Foothill Credit Facility now provides for up to

$35 million in revolving cash borrowings and up to $55 million in letters of credit (less the outstanding amount of revolving cash borrowings). The Foothill Credit Facility is secured by substantially all of the real and personal property of the Company, contains customary restrictive covenants, including the maintenance of certain financial ratios, and expires on January 10, 2002. The Company is in compliance with all financial ratios for the quarter ended September 27, 1998. Letters of credit are issued under the Foothill Credit Facility primarily to provide security for future amounts payable under the Company's workers' compensation insurance program ($13.1 million of such letters of credit were outstanding as of November 9, 1998). No revolving cash borrowings were outstanding as of November 9, 1998.

     To increase its credit facility as discussed above, on June 9, 1998, the Company entered into an amendment to the Foothill Credit Facility. The amendment permitted, among other things, (i) an increase in the amount of borrowings available under the Foothill Credit Facility from $35.0 million to $55.0 million, (ii) the issuance of the New MRD Notes and (iii) the consummation of the Hamlet Acquisition and the Merger. The additional borrowings under the Foothill Credit Facility only became available after the consummation of the Hamlet Acquisition and the Merger and then only on a pro rata basis as each mortgage on the real property securing the Foothill Credit Facility is amended to reflect the increase in the maximum amount. In connection with the execution of the amendment, Foothill earned a consent fee in the amount of $100,000 and a line increase fee of $500,000.

     Senior Discount Notes. On August 12, 1997, FRI-MRD issued an aggregate principal amount of $61 million of its Senior Discount Notes to certain holders of the Company's Senior Notes in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash. On January 14 and 15, 1998, FRI-MRD issued an additional $14 million aggregate principal amount of its Senior Discount Notes to the same purchasers for approximately $11.6 million in cash. Proceeds from the sales of the Senior Discount Notes have been and will continue to be used to fund the Company's capital expenditure programs and for general corporate purposes.

     On June 9, 1998, FRI-MRD and the holders of the existing Senior Discount Notes entered into an amendment to the Note Agreement governing the Senior Discount Notes. Pursuant to the amendment, upon the closing of the Merger, the Senior Discount Notes were amended to, among other things, permit (i) the issuance of the New MRD Notes, (ii) the consummation of the Hamlet Acquisition and the Merger and (iii) an increase in the amount of borrowings available under the Foothill Credit Facility by up to $20.0 million.

     Senior Secured Discount Notes. On June 9, 1998, FRI-MRD entered into a Note Agreement pursuant to which FRI-MRD issued $24.0 million aggregate face amount of New MRD Notes at a price of approximately 90% of par resulting in net proceeds of $21.7 million. The New MRD Notes are due on January 24, 2002. No interest is payable on the New MRD Notes until July 31, 1999, at which time interest will be payable in cash semi-annually at the rate of 14% per annum with the first cash interest payment due on January 31, 2000. The New MRD Notes are redeemable by FRI-MRD, in whole or in part, on or before January 23, 2001, at a price of 105% of the accreted value thereof, or after January 23, 2001, at a price of 102.5% of the accreted value thereof. The New MRD Notes contain covenants that restrict FRI-MRD, including limitations on (i) the incurrence of certain indebtedness and liens, (ii) the ability to make certain restricted payments, (iii) certain mergers, consolidations and asset sales, (iv) certain transactions with affiliates and (v) the issuance of any equity securities of Hamlet. Proceeds from the sale of the New MRD Notes were used exclusively to purchase, and thereafter are secured by, all of the outstanding shares of Hamlet.

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

     B.  Capital Expenditures

     Net cash used in investing activities was $19.1 million for the first nine months of 1998, including $17.7 million for capital expenditures, as compared to net cash used in investing activities of $15.9 million for the same period in 1997.

     Capital expenditures of up to approximately $28 million are now anticipated for fiscal 1998, including approximately $6 million devoted to normal improvements of the Company's restaurants. The Company is continuing its remodeling of both El Torito and Chi-Chi's restaurants and anticipates spending approximately $13 million to $14 million for this purpose in fiscal 1998. In fiscal 1998, the Company also plans to open two new El Torito restaurants, including an El Torito Grill in Mission Viejo, California and its newly developed quick-service casual-style restaurant, "El Torito Express Grill," which opened on July 6, 1998 in Pasadena, California. The Company also plans to upgrade El Torito's in-store Point-of-Sale ("POS") technology beginning in late fiscal 1998 and continuing into fiscal 1999.

     By November 9, 1998, the Company had completed the remodeling of 20 additional El Torito restaurants, primarily in the Los Angeles/Orange County and Sacramento markets, and 34 additional Chi-Chi's restaurants in various markets (including four restaurants that are testing an enhanced remodel package) in 1998. The Company has announced plans for an aggressive remodel program for the Chi-Chi's chain over the fiscal 1998 to fiscal 2000 period. This program could cost up to $50 million.

Year 2000
---------

     Background. In the past, many computers, software programs, and other information technology ("IT systems"), as well as other equipment relying on microprocessors or similar circuitry ("non-IT systems"), were written or designed using two digits, rather than four, to define the applicable year. As a result, date-sensitive systems (both IT systems and non-IT systems) may recognize a date identified with "00" as the year 1900, rather than the year 2000. This is generally described as the Year 2000 issue. If this situation occurs, the potential exists for system failures or miscalculations, which could impact business operations.

     The Securities and Exchange Commission ("SEC") has asked public companies to disclose four general types of information related to Year 2000 preparedness: the company's state of readiness, costs (historical and prospective), risks and contingency plans. See SEC Release No. 33-7558 (July 29, 1998). Accordingly, the Company has included the following discussion in this report, in addition to the Year 2000 disclosures previously filed with the SEC.

     State of Readiness. The Company began a concerted effort to address its Year 2000 issues in fiscal 1997. In fiscal 1998, the Company formalized the effort with a team that includes the Chief Executive Officer, General Counsel, Chief Financial Officer and Vice President of Information Services. This team decided in early 1998 that the Company's best course of action was to replace the IT systems that were not Year 2000 compliant with new hardware and software. In addition to improving processes and allowing wider access to data, the new systems would be Year 2000 compliant.

     The Company believes that it has identified all significant IT Systems that require replacement in connection with Year 2000 issues. Internal resources have been used, and are continuing to be used, to make the required changes and test Year 2000 readiness. The required modifications of all significant systems are well underway. The Company plans on completing the replacement and testing of all significant systems by September 1999. The Company is in the process of identifying all non-IT systems that require replacement or update. Non-IT systems that may have a significant impact on the Company are expected to be replaced or updated by September 1999.

     In addition, the Company has communicated with suppliers, banks, vendors and others with whom it does significant business (collectively, its "business partners") to determine their Year 2000 readiness and the extent to which the Company is vulnerable to any other organization's Year 2000 issues. Based on these communications and related responses, the Company is monitoring the Year 2000 preparations and state of readiness of its business partners. Although the Company is not aware of any significant Year 2000 problems with its business partners, there can be no guarantee that the systems of other organizations on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by another organization, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     Costs. The total cost to the Company of Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. The Company expects to spend approximately $1.6 million on the new software and related hardware and installation costs in 1998, approximately $1.2 million of which has been spent through September 27, 1998. In addition, the El Torito in-store POS upgrade discussed in Capital Expenditures above and POS upgrades in the Company's other operating divisions, including KKR, which are required for Year 2000 compliancy, are expected to be completed by September 1999 at a cost of approximately $6.0 million to $6.5 million, the majority of which is anticipated to be lease financed. These costs, as well as the date on which the Company plans to complete the Year 2000 modifications and testing processes, are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those estimates.

     Risks. The Company utilizes IT systems and non-IT systems in many aspects of its business. Year 2000 problems in some of the Company' systems could possibly disrupt operations at some restaurants, but the Company does not expect that any such disruption would have a material adverse impact on the Company's operating results.

     The Company is also exposed to the risk that one or more of its suppliers or vendors could experience Year 2000 problems that could impact the ability of such suppliers or vendors to provide goods and services. Although this risk is lessened by the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, potentially have a material adverse impact on the Company's operations.

     Contingency Plans. Based on the above-described plans, the Company does not believe that significant contingency plans will be necessary but as 1999 unfolds, the Company will begin preparing plans to deal with the possibility that some suppliers or vendors might fail to provide goods and services on a timely basis as a result of Year 2000 problems. The Company expects these contingency plans will generally include the identification, acquisition and/or preparation of backup systems, suppliers and vendors.

Results of Operations.
---------------------

     The Company's total sales of $115,293,000 for the third quarter of 1998 decreased by $1,292,000 or 1.1% as compared to the same period in 1997. For the first nine months of 1998, total Company sales of $348,694,000 decreased by $5,972,000 or 1.7% as compared to the same period in 1997. As shown below, these decreases were due to restaurants divested or closed in 1997 and 1998, partially offset by increases in sales of comparable restaurants.

                                              Third Quarter   First Nine Months
                                             Sales Decrease     Sales Decrease
                                             --------------   -----------------
                                                     ($ in thousands)
Decrease in Sales of Restaurants Divested or
 Closed                                             $(3,218)           $(7,298)
Increase in Sales of Comparable Restaurants           1,926              1,326
                                                    -------            -------
  Total                                             $(1,292)           $(5,972)
                                                    =======            =======

     Sales for comparable restaurants of $113,495,000 for the third quarter of 1998 increased by $1,926,000 or 1.7% as compared to the same period in 1997.
For the first nine months of 1998, sales of comparable restaurants of $345,024,000 increased by $1,326,000 or 0.4% as compared to the same period in 1997. As shown below, these increases were primarily due to increased sales for comparable Chi-Chi's restaurants in both the quarter and nine month periods. Overall comparable sales results continue to reflect a competitive operating environment for restaurants.

                               Third Quarter          First Nine Months
                               Sales Increase           Sales Increase
                             ------------------     ----------------------
                              Amount   Percent       Amount       Percent
                             --------  --------     --------   -----------
                                          ($ in thousands)

Comparable Chi-Chi's           $1,853       3.1%      $1,720          0.9%
Comparable El Torito               73       0.1         (394)        (0.2)
                               ------                 ------

           Total               $1,926       1.7%      $1,326          0.4%
                               ======      ====       ======         ====

     El Torito comparable sales in the third quarter were basically flat (up 0.1%) as compared to the same period in 1997. In the third quarter, El Torito suspended the use of electronic media for advertising, opting to reach targeted customers utilizing alternative media strategies. In an effort to increase the frequency of existing guests, El Torito introduced a series of two bounce back programs in the third quarter, the Mystery Bounce Back Program and the "Tic-Tac-2-Mexico" program. Both programs were designed to attract existing guests to visit more frequently during a specified time period by offering the chance to win cash prizes, discounts and free food. Additionally, the "Tic-Tac-2-Mexico" program was tailored to build guest traffic during specific day parts. The promotional focus for the quarter was fajitas which included the introduction of four new types of fajitas as Chef's Specials.

     Comparable sales for Chi-Chi's were up 3.1% in the third quarter of 1998 as compared to the same period in 1997. July began with the media-supported introduction of Chi-Chi's "Sizzling Sensation" campaign featuring the new Grilled Steak & Chicken Tower and other items such as the Sizzling Enchiladas and the new Sizzling Burrito and Sizzling Chimichanga. A free-standing insert extended the campaign through mid-September and included special discount offers for all times of the day to boost sales during the historic back-to-school sales lull. Also contributing to Chi-Chi's improving comparable sales trends are the favorable results of the remodel program begun in 1997. Since the inception of the program, Chi-Chi's has remodeled 45 restaurants, five of which incorporated an enhanced, more extensive version of the original remodel concept.

     Product costs of $30,492,000 for the third quarter of 1998 decreased by $282,000 or 0.9% as compared to the same period in 1997. For the first nine months of 1998, product costs of $93,288,000 decreased by $617,000 or 0.7% as compared to the same period in 1997. The decreases are due to the impact of the 16 restaurants sold or closed since the beginning of 1997. As a percentage of sales, product costs remained flat at 26.4% in the third quarter of 1998 as compared to the same period of 1997 and increased to 26.8% for the first nine months of 1998 as compared to 26.5% in the same period of 1997.

     Payroll and related costs of $40,941,000 for the third quarter of 1998 decreased by $140,000 or 0.3% as compared to the same period in 1997. For the first nine months of 1998, payroll and related costs of $122,859,000 decreased by $1,592,000 or 1.3% as compared to the same period of 1997. The decreases are due to the impact of the 16 restaurants sold or closed since the beginning of 1997. As a percentage of sales, payroll and related costs increased to 35.5% in the third quarter of 1998 as compared to 35.2% in the same period of 1997 and increased to 35.2% for the first nine months of 1998 as compared to 35.1% in the same period of 1997. Savings realized from the El Torito and Chi-Chi's cost reduction strategies which have focused on improving labor scheduling and efficiencies have been offset by the impact of the minimum wage increases nationally on September 1, 1997, and on March 1, 1997 and March 1, 1998 in California.

     The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Following the Merger, approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective October 1, 1996, the Federal minimum wage was increased from $4.25 to $4.75, and effective September 1, 1997, it was further increased to $5.15. However, a provision of the new measure effectively froze the minimum wage for tipped employees at current levels by increasing the allowable tip credit in those states which allow for a tip credit. Furthermore, in California, voters approved a proposition on November 5, 1996 that increased the state's minimum wage to $5.00 on March 1, 1997 and further increased the state's minimum wage to $5.75 on March 1, 1998. In response to the minimum wage increases on October 1, 1996, March 1, 1997 and March 1, 1998, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Chi-Chi's also raised menu prices in October and December 1997 as a result of the cumulative impact of these minimum wage increases. Similarly, in March 1998, KKR also raised menu prices. Although pressure continues for further increases in both the Federal and California minimum wage levels, the status of proposed legislation indicates that increases in 1999 are not likely at this time.

     Occupancy and other operating expenses of $30,416,000 for the third quarter of 1998 decreased by $2,237,000 or 6.9% as compared to the same period in 1997. For the first nine months of 1998, occupancy and other operating expenses of $92,595,000 decreased by $6,482,000 or 6.5% as compared to the same period in 1997. The decreases are due, in part, to the impact of the 16 restaurants sold or closed since the beginning of 1997. As a percentage of sales, occupancy and other operating expenses decreased to 26.4% in the third quarter of 1998 as compared to 28.0% in the same period in 1997 and decreased to 26.6% for the first nine months of 1998 as compared to 27.9% in the same period of 1997.
These decreases primarily reflect (i) the impact of El Torito and Chi-Chi's cost reduction strategies and (ii) a decrease in media advertising expense in El Torito in the first nine months of 1998 as compared to the same period of 1997.

     Depreciation and amortization of $5,586,000 for the third quarter of 1998 increased by $53,000 or 1.0% as compared to the same period in 1997. For the first nine months of 1998, depreciation and amortization of $16,208,000 decreased by $506,000 or 3.0% as compared to the same period in 1997. The decrease for the nine month period reflects the impact of (i) the 16 restaurants sold or closed since the beginning of 1997 and (ii) the write-down of certain long-lived assets in the second quarter of 1997, partially offset by depreciation related to the Company's ongoing capital expenditure program.

     General and administrative expenses of $7,683,000 for the third quarter of 1998 increased by $288,000 or 3.9% as compared to the same period of 1997. For the first nine months of 1998, general and administrative expenses of $21,799,000 decreased by $38,000 or 0.2% as compared to the same period in 1997. As a percentage of sales, general and administrative expenses increased to 6.7% in the third quarter of 1998 as compared to 6.3% in the same period of 1997 and increased to 6.3% for the first nine months of 1998 as compared to 6.2% in the same period of 1997. Management continues to closely evaluate the Company's general and administrative cost structure for savings opportunities and expects that, as a result of the Merger, general and administrative costs will decrease as a percentage of sales as the Company eliminates redundant administrative functions and as these functions operate more efficiently due to improvements in economies of scale.

     The Company reported a loss on disposition of properties of $1.8 million in the third quarter of 1998 and $3.2 million for the first nine months of 1998 as compared to a loss of $0.3 million for the third quarter of 1997 and $2.2 million for the first nine months of 1997. These amounts primarily reflect losses associated with restaurant divestments and closures in such periods.
Also included in the loss on disposition of properties in the third quarter of 1998 is a $0.5 million increase to the Company's reserve for the carrying costs of closed properties. During the third quarter of 1998, eight Chi-Chi's restaurants were divested with an additional restaurant divested early in the
fourth quarter of 1998.   As part of the Company's strategic planning process
for 1999, management is reviewing the total Chi-Chi's restaurant portfolio to identify potential restaurant divestment candidates as the Company looks to focus on Chi-Chi's core operating markets. Up to 50 restaurants are being considered for inclusion in the divestment listing. As a result, the Company anticipates that certain divestment reserves could be recorded in the fourth quarter of 1998. As an initial step in this divestment strategy, five Chi-Chi's restaurants were closed in late October 1998.

     The Company recorded a write-down of long-lived assets in the second quarter of 1997 of $2.6 million.

     Interest expense, net for the third quarter of 1998 of $6,111,000 increased by $1,109,000 or 22.2% as compared to the same period in 1997. Interest expense, net for the first nine months of 1998 of $17,937,000 increased by $3,973,000 or 28.5% as compared to the same period in 1997. These increases were primarily the result of the issuance of the Senior Discount Notes in August 1997 and January 1998 and the accretion of interest thereon, partially offset by the elimination of cash interest expense associated with the $15.6 million of Senior Notes received as part of the exchange on August 12, 1997.

The Merger
----------

     The Merger and the Hamlet Acquisition will be accounted for as a purchase. Accordingly, the results of operations and financial position of KKR will be combined with the results of operations and financial position of the Company's operations from October 30, 1998 forward. At September 29, 1998, KKR operated 40 Koo Koo Roo California Kitchen restaurants and 14 Hamburger Hamlet restaurants and had total assets of $55.9 million. For the quarter and nine months ended September 29, 1998, KKR reported (i) sales of $22.2 million and $67.3 million, respectively, compared to $20.6 million and $47.8 million, respectively, for the corresponding periods of the prior year and (ii) operating losses of $1.5 million and $15.8 million, respectively, compared to $8.0 million and $13.2 million, respectively, for the corresponding periods of the prior year. These operating losses included restructuring and other charges (credits) of $(0.6) million and $11.1 million, respectively, for the quarter and nine months ended September 29, 1998, compared to $4.6 million and $4.4 million, respectively, for the corresponding periods of the prior year. EBITDA for the quarter and nine months ended September 29, 1998 amounted to $(0.7) million and $(0.3) million, respectively, compared to $(1.9) million and $(4.8) million, respectively, for the corresponding periods of the prior year.

     Compensation expense of $6.4 to $8.4 million is expected to be recorded in the fourth quarter of 1998 in connection with the termination of the Company's Value Creation Units Plan. Such expense consists of a $3.0 to $5.0 million cash payment and approximately $3.4 million for the intrinsic value of stock options to be granted in connection with such termination. The stock options will be fully vested options to purchase up to 3% of the fully diluted Company Common Stock immediately following the Merger (including shares to be reserved for issuance under the Company's 1998 Stock Incentive Plan). Such options will have a per share strike price not less than the greater of $.50 and 25% of the fair market value of a share of Company Common Stock on the date of issuance. Such options will not be exercisable for a period of 90 days after issuance.

Selected Division Operating Data.
--------------------------------

     Through the third quarter of 1998, the Company primarily operated full-service Mexican restaurants in two divisions under the El Torito, Chi-Chi's, Casa Gallardo and other names. At September 27, 1998 the Company's El Torito restaurant division operated 95 restaurants and the Company's Chi-Chi's restaurant division operated 171 restaurants.

     The following table sets forth certain information regarding the Company, its El Torito and Chi-Chi's restaurant divisions, and the various operations divested in 1996.

                                              For the Quarter Ended                     For the Nine Months Ended
                                   -----------------------------------------    -----------------------------------------
                                    Sept. 27,      Sept. 28,      Sept. 29,      Sept. 27,      Sept. 28,      Sept. 29,
                                      1998           1997           1996           1998           1997           1996
                                   -----------    -----------    -----------    -----------    -----------    -----------
                                                         ($ in thousands, except average check amount)
El Torito Restaurant Division
-----------------------------
Restaurants Open at End of Period:
  Owned/operated                            95             97             98             95             97             98
  Franchised and Licensed                    8              7              5              8              7              5
Sales                                 $ 53,778       $ 54,961       $ 55,258       $163,170       $167,341       $168,285
Restaurant Level Cashflow (a)            8,719          7,678          6,929         25,749         24,257         20,661
Divisional EBITDA (b)                    5,723          4,672          3,015         17,021         15,108         10,364
Percentage increase (decrease) in
    comparable restaurant sales            0.1%          (0.1)%         (4.4)%         (0.2)%         (0.4)%         (0.4)%
Average check                         $  10.15       $   9.75       $   9.36       $  10.02       $   9.70       $   9.37

Chi-Chi's Restaurant Division
-----------------------------
Restaurants Open at End of Period:
  Owned/operated                           171            180            186            171            180            186
  Franchised and Licensed                   12             16             21             12             16             21
Sales                                 $ 61,515       $ 61,624       $ 66,207       $185,524       $187,325       $215,588
Restaurant Level Cashflow (a)            4,474          4,118          4,005         13,411         12,135          5,666
Divisional EBITDA (b)                       96             65            789          1,300            423         (4,845)
Percentage decrease in comparable
    restaurant sales                       3.1%          (5.1)%        (13.9)%          0.9 %         (9.1)%        (12.5)%
Average check                         $   8.22       $   7.37       $   7.31       $   7.83       $   7.45       $   7.36

Ongoing Operations
------------------
Restaurants Open at End of Period:
  Owned/operated                           266            277            284            266            277            284
  Franchised and Licensed                   20             23             26             20             23             26
Sales                                 $115,293       $116,585       $121,465       $348,694       $354,666       $383,873
Divisional EBITDA (b)                    5,819          4,737          3,804         18,321         15,531          5,519

Divested Operations (c)
-----------------------
Restaurants Open at End of Period:
  Owned/operated                             0              0             12              0              0             12
  Franchised and Licensed                    0              0              0              0              0              0
Sales                                 $      0       $      0       $  7,078       $      0       $      0       $222,745
Divisional EBITDA (b)                        0              0           (322)             0              0         19,366

Total Company
-------------
Restaurants Open at End of Period:
  Owned/operated                           266            277            296            266            277            296
  Franchised and Licensed                   20             23             26             20             23             26
Sales                                 $115,293       $116,585       $128,543       $348,694       $354,666       $606,618
EBITDA (d)                               5,761          4,682          3,538         18,153         15,396         25,220

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

                          PART II.  OTHER INFORMATION
                          ---------------------------

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

     None.

Item 5.   Other Information
------

     None.

Item 6.   Exhibits and Reports on Form 8-K
------

     (a)  Exhibits

          2 (a) Stock Purchase Agreement dated as of March 1, 1996 by and among Koo Koo Roo Enterprises, Inc., Flagstar Companies, Inc., Flagstar Corporation and FRD Acquisition Co. (Filed as Exhibit
                  2.1 to the Company's Form 10-Q filed with the SEC on May 15, 1996.)

          2 (b) Agreement and Plan of Merger, dated as of June 9, 1998, by and among the Company, FRI-Sub, Inc. and Koo Koo Roo, Inc. ("KKR"). (Filed as Exhibit 2.1 to the Company's Form S-4 filed with the SEC on July 1, 1998.)

          3  (a)  Fifth Restated Certificate of Incorporation of the Company.
                  (Filed as Exhibit 4.1 to the Company's Form S-8 filed with the SEC on November 12, 1998.)


          3 (b) Amendment to Fifth Restated Certificate of Incorporation of the Company. (Filed as Exhibit 4.2 to the Company's Form S-8 filed with the SEC on November 12, 1998.)

          3  (c)  Amended and Restated Bylaws of the Company. (Filed as Exhibit
                  4.3 to the Company's Form S-8 filed with the SEC on November 12, 1998.)

          4  (a)  Indenture dated as of January 27, 1994 Re: $300,000,000 9-3/4%
                  Senior Notes due 2002. (Filed as Exhibit 4(a) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

          4  (b)  Indenture dated as of January 27, 1994 Re: $150,000,000 10-
                  7/8% Senior Subordinated Discount Notes due 2004. (Filed as
                  Exhibit 4(b) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

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

         *4  (i)  First Amendment dated as of October 30, 1998 to the Note
                  Agreement dated as of June 9, 1998.

         10 (ee) Stock Purchase Agreement dated as of June 9, 1998 by and between FRI-MRD Corporation and KKR. (Filed as Exhibit 10.1 to the Company's Form S-4 filed with the SEC on July 1, 1998.)

         10 (ff) Amendment Number Three to Loan and Security Agreement, dated as of April 9, 1998 by and among the parties thereto. (Filed as Exhibit 10.29 to Amendment No. 1 to the Company's Form S-4 filed with the SEC on August 18, 1998.)

         10 (gg) Amendment Number Four to Loan and Security Agreement dated as of June 9, 1998 by and among the parties thereto. (Filed as Exhibit 10.30 to Amendment No. 1 to the Company's Form S-4 filed with the SEC on August 18, 1998.)

        *10 (hh) Amendment Number Five to Loan and Security Agreement dated as of October 30, 1998 by and among the parties thereto.

        *10  (ii) Koo Koo Roo Enterprises, Inc. 1998 Stock Incentive Plan.

        *27       Financial Data Schedule.

--------
* Filed herewith.


(b)  Reports on Form 8-K.

     None.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Koo Koo Roo Enterprises, Inc.
                              (Registrant)


                              By: /s/ Robert T. Trebing, Jr.
                                  --------------------------
                                     Robert T. Trebing, Jr.
                                  Executive Vice President and
                                    Chief Financial Officer
                                  (Principal Financial Officer)

Date:  November 12, 1998