Form 10-K
period 1998-12-27
KOO KOO ROO ENTERTPRISES INC
filed 1999-03-29
CIK 813856

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 27, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-14051

                               ----------------

                         KOO KOO ROO ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                         33-0197361
              (Incorporated in)                 (I.R.S. Employer
                                               Identification No.)

                   18831 Von Karman Avenue, Irvine, CA 92612
                   (Address of principal executive offices)

                           Telephone: (949) 757-7900
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value.

                               ----------------

  Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

  The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 19, 1999 was approximately $36.6 million. All directors, officers and more than 10% stockholders of registrant are deemed affiliates of registrant for the purpose of calculating such aggregate market value. The registrant, however, does not represent that such persons, or any of them, would be deemed "affiliates" of the registrant for any other purpose under the Securities Exchange Act of 1934 or the Securities Act of 1933.

  As of March 19, 1999, the registrant had issued and outstanding 180,380,513 shares of common stock, $.01 par value per share.

                      Documents Incorporated by Reference

   Notice of 1999 Annual Meeting and Proxy Statement (Part III of Form 10-K)

================================================================================

                         KOO KOO ROO ENTERPRISES, INC.

                                    PART I

Item 1. BUSINESS

Background

  Koo Koo Roo Enterprises, Inc., formerly known as Family Restaurants, Inc. (together with its subsidiaries, the "Company"), was incorporated in Delaware in 1986. The Company is primarily engaged in the operation of restaurants in the full-service and fast-casual segments. Information relating to periods ending prior to October 30, 1998 included in this report relates to the historical operations of Family Restaurants, Inc. and, except as otherwise indicated, does not reflect the operations of Koo Koo Roo, Inc., a Delaware corporation ("KKR"), which the Company acquired on October 30, 1998. At December 27, 1998, the Company operated 314 restaurants in 28 states, approximately 65% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 23 restaurants outside the United States.

 Recent Merger

  On October 30, 1998, the Company, FRI-Sub, Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of the Company, and KKR consummated a merger (the "Merger"), pursuant to which Merger Sub was merged with and into KKR, with KKR as the surviving corporation. As a result of the Merger, each outstanding share of common stock of KKR was converted into the right to receive one share of common stock of the Company (the "Company Common Stock"). Immediately prior to the Merger, a stock dividend was declared pursuant to which approximately
121.96 shares of Company Common Stock were distributed for each share of Company Common Stock outstanding. Prior to the Merger, the Company provided a $3 million loan (the "Bridge Loan") to a subsidiary of KKR, which was repaid after completion of the Merger. Additionally, in connection with the Merger, FRI-MRD Corporation, a wholly owned subsidiary of the Company ("FRI-MRD"), issued $24 million aggregate face amount of new senior secured discount notes (the "New MRD Notes") for net proceeds of $21.7 million, and the Company expanded the Foothill Credit Facility (as defined below) by an additional
$20 million. The proceeds from the sale of the New MRD Notes were used to acquire all of the outstanding capital stock of The Hamlet Group, Inc. ("Hamlet") from KKR immediately prior to the consummation of the Merger (the "Hamlet Acquisition"). The Merger and the Hamlet Acquisition were accounted for as a purchase. Accordingly, the results of operations and financial position of KKR (including Hamlet) were combined with the results of operations and financial position of the Company's operations from October 30, 1998 forward.

  The Company believes that, since the completion of the Merger, confusion between the name of the Company, its KKR subsidiary and the Koo Koo Roo restaurant concept has led to misunderstandings within the restaurant industry and among the Company's stockholders and vendors. Accordingly, the Company is considering changing the name of the Company to better convey the Company's position as a multi-brand restaurant operating company.

 Other Historical Events

  On May 23, 1996, the Company completed the sale of its family restaurant division, which operated full-service family-style restaurants primarily under the Coco's and Carrows names (the "Family Restaurant Division"), in exchange for $125 million cash, $150 million principal amount of 12 1/2% Senior Notes due in 2004 (the "FRD Notes") and the assumption of $31.5 million of long-term debt, primarily consisting of capitalized lease obligations. Based on the subsequent completion of a closing balance sheet, the purchase price was increased and such increase was satisfied by the issuance of $6.9 million in additional FRD Notes. Cash proceeds from the sale were used to pay indebtedness outstanding under the Old Credit Facility (as defined below) of $82 million, to help fund the repurchases of the Notes (as defined below) and for general corporate purposes. As of March 19, 1999, the Company had sold or exchanged all of the FRD Notes.

  On July 3, 1996, the Company repurchased $151 million aggregate principal amount of its 9 3/4% Senior Notes due 2002 (the "Senior Notes") and $108.6 million aggregate principal amount of its 10 7/8% Senior Subordinated Discount Notes due 2004 (the "Discount Notes" and together with the Senior Notes, the "Notes") in exchange for (or from the proceeds from the sale of) $133.5 million aggregate principal amount of the FRD Notes. In separate transactions, the Company repurchased (i) an additional $8.5 million aggregate principal amount of its Discount Notes in the third quarter of 1996 and (ii) an additional $30 million aggregate principal amount of its Senior Notes and an additional $2 million aggregate principal amount of its Discount Notes in the fourth quarter of 1996.

  On January 10, 1997, the Company entered into a five-year, $35 million credit facility (the "Foothill Credit Facility") with Foothill Capital Corporation ("Foothill") to provide for the ongoing working capital needs of the Company. The Foothill Credit Facility replaced the Company's old credit facility with Credit Lyonnais (the "Old Credit Facility"). In connection with the Merger, the Company increased the Foothill Credit Facility to $55 million. The Foothill Credit Facility now provides for up to $35 million in revolving cash borrowings and up to $55 million in letters of credit (less the outstanding amount of revolving cash borrowings). The Foothill Credit Facility is secured by substantially all of the real and personal property of the Company and contains restrictive covenants.

  On August 12, 1997, FRI-MRD issued senior discount notes (the "Senior Discount Notes") in an aggregate face amount of $61 million at a price of approximately 75% of par. The Senior Discount Notes are due on January 24, 2002. No cash interest is payable on the Senior Discount Notes until July 31, 1999, at which time interest will be payable in cash semi-annually at the rate of 15% per annum, with the first cash interest payment due on January 31, 2000. The Senior Discount Notes were issued to certain existing holders of the Company's Senior Notes in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash. On January 14 and 15, 1998, FRI-MRD issued an additional $14 million aggregate face amount of the Senior Discount Notes to the same purchasers at a price of 83% of par. FRI-MRD received approximately $11.6 million in cash as a result of this subsequent sale. Proceeds from the sales of the Senior Discount Notes have been and will continue to be used to fund the Company's capital expenditure programs and for general corporate purposes.

  On June 9, 1998, FRI-MRD entered into a Note Agreement pursuant to which on October 30, 1998 FRI-MRD issued $24 million aggregate face amount of New MRD Notes at a price of approximately 90% of par resulting in net proceeds of $21.7 million. The New MRD Notes are due on January 24, 2002. No cash interest is payable on the New MRD Notes until July 31, 1999, at which time interest will be payable in cash semi-annually at the rate of 14% per annum with the first cash interest payment due on January 31, 2000. The New MRD Notes are redeemable by FRI-MRD, in whole or in part, on or before January 23, 2001, at a price of 105% of the accreted value thereof, or after January 23, 2001, at a price of 102.5% of the accreted value thereof. Proceeds from the sale of the New MRD Notes were used exclusively to purchase all of the outstanding shares of Hamlet, and the New MRD Notes are secured by all of such outstanding shares of Hamlet.

  See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources--Liquidity."

Ongoing Restaurant Operations

  The Company operated 314 restaurants primarily under the Chi-Chi's, El Torito, Casa Gallardo, Koo Koo Roo and Hamburger Hamlet concepts at December 27, 1998. The Chi-Chi's, El Torito and Casa Gallardo restaurants serve moderately priced, high-quality Mexican food and a wide selection of alcoholic and non-alcoholic beverages. The Company is the largest operator of full-service Mexican restaurants in the United States, based upon both number of restaurants and annual revenues. Koo Koo Roo restaurants are in the emerging food category of fresh, convenient meals--meals with the convenience and value associated with quick service, but the quality, freshness and variety associated with upscale, casual full-service restaurants. The Hamburger Hamlet restaurants are full-service casual dining restaurants known for their quality service and their extensive variety of distinctive products.

  The average food check per person (excluding alcoholic beverage sales) for 1998 by concept is as follows:

   Chi-Chi's.............................................................. $8.12
   El Torito..............................................................  9.86
   Casa Gallardo..........................................................  8.34
   Koo Koo Roo............................................................  8.70
   Hamburger Hamlet....................................................... 10.18

  Chi-Chi's restaurants generally contain from 5,000 to 10,600 square feet of floor space and accommodate approximately 200 to 400 guests in the restaurant and lounge. El Torito restaurants generally contain from 7,500 to 11,000 square feet of floor space and accommodate approximately 300 to 400 guests in the restaurant and lounge. The Company's Mexican restaurants are generally located in freestanding buildings in densely populated suburban areas, and the Company believes their festive atmosphere and moderate prices are especially appealing to family clientele. Koo Koo Roo restaurants generally contain from 2,700 to 3,100 square feet of floor space and accommodate approximately 75 to 85 guests.

Site Selection

  The selection of sites for new restaurants is the responsibility of the senior management of El Torito Restaurants, Inc. ("El Torito"), Chi-Chi's, Inc. ("Chi-Chi's") and KKR. Typically, potential sites are brought to the attention of the Company by real estate brokers and developers familiar with the Company's needs. Sites are evaluated on the basis of a variety of factors, including demographic data, land use and environmental restrictions, competition in the area, ease of access, visibility, availability of parking and proximity to a major traffic generator such as a shopping mall, office complex, stadium or university.

Employees

  At December 27, 1998, the Company had 20,096 employees, of whom 18,629 were restaurant employees, 1,130 were field management and 337 were corporate personnel. Employees are paid on an hourly basis, except restaurant managers, corporate and field management and administrative personnel. Restaurant employees include a mix of full-time and part-time, mostly hourly personnel, enabling the Company to provide services necessary during hours of restaurant operations. The Company has not experienced any significant work stoppages and believes its labor relations are good.

Competition

  The restaurant business is highly competitive and is affected by changes in the public's eating habits and preferences, population trends and traffic patterns and local and national economic conditions affecting consumer spending habits. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, attractiveness of facilities, advertising, name identification and restaurant location. Each of the Company's restaurants competes directly or indirectly with locally-owned restaurants, as well as with restaurants with national or regional images, many of which have greater financial, marketing, personnel and other resources than the Company. The Company is required to respond to various factors affecting the restaurant industry, including changes in consumer preferences, tastes and eating habits, demographic trends and traffic patterns, increases in food and labor costs, competitive pricing and national, regional and local economic conditions. The failure to compete successfully could have a material adverse effect on the Company's financial condition and results of operations.

  The Company's Mexican restaurants have encountered increased competition in recent years, both from new Mexican full-service restaurants and from restaurants offering Mexican food products as part of an overall casual dining concept.

  Koo Koo Roo restaurants participate in the quick-service segment which is highly competitive with respect to price, service and location. In addition, the quick-service segment is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years numerous competitors, including those in the casual dining and quick-service segment have introduced products, including products featuring chicken, that were developed to capitalize on growing consumer preference for food products that are, or are perceived to be, more healthful, nutritious, lower in calories and lower in fat content. Management believes that Koo Koo Roo will be subject to increased competition from companies whose products or marketing strategies address these consumer preferences. There can be no assurance that consumers will regard the Koo Koo Roo products as sufficiently distinguishable from competitive products (such as, for example, those offered by El Pollo Loco and Boston Market) or that substantially equivalent products will not be introduced by existing or new competitors.

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

  The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective October 1, 1996, the Federal minimum wage was increased from $4.25 to $4.75, and effective September 1, 1997, it was further increased to $5.15. However, a provision of the new measure effectively froze the minimum wage for tipped employees at current levels by increasing the allowable tip credit in those states which allow for a tip credit. Furthermore, in California, voters approved a proposition on November 5, 1996 that increased the state's minimum wage to $5.00 on March 1, 1997 and further increased the state's minimum wage to $5.75 on March 1, 1998. In response to the minimum wage increases on October 1, 1996, March 1, 1997 and March 1, 1998, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Chi-Chi's also raised menu prices in October and December 1997 as a result of the cumulative impact of these minimum wage increases. Similarly, in March 1998, KKR also raised menu prices for its Koo Koo Roo restaurants. No minimum wage increases are scheduled for 1999 at this time, but pressure continues for further increases at both the Federal and California levels.

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

  Currently, the Company franchises and licenses 22 restaurants internationally. See "--Franchised and Licensed Restaurants." The Company believes its franchises are operating in substantial compliance with applicable laws and regulations governing such operations.

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

Franchised and Licensed Restaurants

  In May 1994, El Torito and Coco's Restaurants, Inc. ("Coco's"), a former indirect subsidiary of the Company, entered into a license agreement, which, among other things, granted to Coco's an exclusive right and license that permits Coco's to grant other parties a sublicense to develop the Company's El Torito Mexican restaurant concept in Japan. As a result, in April 1995, Coco's entered into a Technical Assistance and License Agreement, which, among other things, granted to Coco's Japan Co., Ltd. ("CJCL") the right to develop the Company's El Torito Mexican restaurant concept in Japan. At December 27, 1998, CJCL operated seven El Torito restaurants in Japan.

  On October 15, 1997, Chi-Chi's entered into a binding term sheet agreement with its licensee, Chi-Chi's International Operations, Inc. ("CCIO"), whereby the parties agreed to resolve various ongoing disputes. Under the general provisions of the term sheet, (i) the rights to develop Chi-Chi's restaurants throughout the world, except in areas of currently existing Chi-Chi's franchises, have been transferred back to Chi-Chi's; (ii) for a period of five years, CCIO shall operate the existing 12 international Chi-Chi's restaurants for Chi-Chi's in exchange for a fee equal to all royalties and fees payable from the international franchisees and licensees; (iii) CCIO has the right to convert the existing 12 international Chi-Chi's restaurants to other concepts; and (iv) under certain conditions, Chi-Chi's has the right to terminate the management arrangement with CCIO within five years. As a result of the term sheet, Chi-Chi's will not receive any royalties or license fees from CCIO or the currently existing international Chi-Chi's restaurant operations until Chi-Chi's terminates the management agreement with CCIO. In 1996, Chi-Chi's received no royalties from CCIO due to a payment abatement, and during 1997, Chi-Chi's received royalties of $16,000 from CCIO.

  KKR entered into an agreement in 1995 with a group of Canadian business leaders to form a partnership to develop the Koo Koo Roo restaurant concept in Canada ("KKR Canada"). KKR and KKR Canada entered into a license agreement in 1996, which, among other things, granted to KKR Canada an exclusive right and license to develop Koo Koo Roo restaurants throughout Canada. KKR currently has a 28% ownership interest in KKR Canada. KKR Canada opened three restaurants in 1997, all in the greater Toronto area, one of which was closed in early 1999. No additional restaurants are planned at this time. Discussions are underway concerning the purchase of KKR Canada by another company. No royalties are currently being paid under the KKR Canada arrangement. In addition, KKR has signed license agreements covering England and Israel. No restaurants have been developed to date under these agreements.

  In 1996, the Company established El Torito Franchising Company ("ETFC") to market domestically and internationally the El Torito Mexican restaurant concept. There is currently no domestic franchise activity. On January 16, 1997, ETFC entered into a Master Franchise and Development Agreement with Evliyaoglu Ltd. ("EL"), pursuant to which EL was granted the rights to develop a minimum of 20 El Torito restaurants over 15 years in Turkey. At December 27, 1998, EL operated one El Torito restaurant in Turkey. In addition, on February 13, 1998, ETFC entered into a Master Franchise and Development Agreement with UVECO Holding, Inc. ("UVECO"), pursuant to which UVECO was granted the rights to develop 21 El Torito restaurants over 20 years in seven countries in the Middle East.

  As described above, under existing license and other franchise agreements, seven El Torito restaurants are operated in Japan, one El Torito restaurant is operated in Turkey, 12 Chi-Chi's restaurants are operated in international markets and two Koo Koo Roo restaurants are operated in Toronto, Canada. Franchise and license fees were $235,000 for the year ended December 27, 1998. This compares to $219,000 for the year ended December 28, 1997 and $1,605,000 for the year ended December 29, 1996, of which 92% was from Coco's restaurants licensed by CJCL. The license arrangement with CJCL for Coco's restaurants was transferred upon completion of the sale of the Family Restaurant Division in 1996.

Certain Risk Factors

 Substantial Leverage

  The Company currently has a significant amount of indebtedness. The following chart shows certain important credit statistics as of the dates specified below:

                                                          For the Years Ended
                                                       -------------------------
                                                       December 27, December 28,
                                                           1998         1997
                                                       ------------ ------------
                                                           ($ in thousands)
   Total Debt.........................................   $239,649     $202,649
   Stockholders' deficit..............................    (21,137)     (26,194)
   Deficiency of losses to cover fixed charges........    (62,733)     (31,084)

  This substantial indebtedness could have important consequences. For example, it could:

  . increase the Company's vulnerability to adverse general economic and industry conditions;

  . limit the Company's ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

  . require the Company to dedicate a substantial portion of its cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

  . limit the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

  . place the Company at a competitive disadvantage compared to its competitors that have less debt; and

  . subject the Company to covenants that will restrict, among other things, its ability to borrow money, conduct affiliate transactions, lend or otherwise advance money to non-subsidiaries, pay dividends or advances and make certain other payments and, under its credit facility, require it to maintain specified financial ratios and earnings.

  Failure to comply with certain covenants in the Company's debt instruments could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

 Ability to Service Debt

  The Company's ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control.

  The Company can give no assurance that its business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available in an amount sufficient to enable the Company to pay its indebtedness or to fund other liquidity needs. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, to sell selected assets or to reduce or delay planned capital expenditures. Such measures may not be sufficient for the Company to service its debt. In addition, there can be no assurance that any such financing, refinancing or sale of assets will be available on commercially reasonable terms or at all.

 History of Losses

  For the years ended December 27, 1998 and December 28, 1997, the Company recorded net losses of $63.1 million and $31.6 million, respectively. For the same periods, the Company recorded operating losses of $38.1 million and $11.6 million, respectively. Although the Company believes that the Merger will result in improvements to revenues and reductions in costs, there can be no assurance that the Company will achieve profitable operations in the future.

 Potential difficulties in integrating KKR into the Company

  The Company previously operated separately from KKR. A factor in the success of the combined organization is the ability to integrate the operations of KKR, a process that is still taking place, without a loss of key employees or suppliers, loss of customer patronage, increases in operating or other costs or other difficulties. In addition, the Company may not be able to realize the cost savings and other benefits that were sought from the Merger.

 Future Growth and Financing

  The Company's growth strategy includes remodeling existing restaurants and developing new restaurants, which may include future development, construction and renovation projects. The extent and timing of any such projects will depend upon various factors, including available cash flow, the ability to obtain additional financing (including landlord contributions) and the availability of suitable locations, many of which are beyond the Company's control. In addition, the Company is subject to the risks inherent in any development activity, including, but not limited to, disruption of existing operations, delays in receipt of permits, licenses or other regulatory approvals, shortages of materials or skilled labor, work stoppages, and weather interferences, any of which could delay development or result in substantial cost increases.

 Control by Principal Stockholder

  The former partners of Apollo FRI Partners, L.P. ("Apollo") own approximately 55% of the Company's outstanding common stock and have the ability to control the election of directors and the results of virtually all other matters submitted to a vote of the stockholders. Such concentration of ownership, together with the anti-takeover effects of certain provisions in the Delaware General Corporate Law and the Company's charter documents may have the effect of delaying or preventing a change of control of the Company.

 Key Personnel

  The Company's success depends to a significant extent on retaining the services of its executive officers and directors, particularly Mr. Kevin Relyea, the Company's Chief Executive Officer and Chairman of the Board. The Company does not maintain key man insurance. The loss of the services of key employees or directors (whether such loss is through resignation or other causes) or the inability to attract additional qualified personnel could have an adverse effect on the Company's financial condition and results of operations. The Company has entered into an employment agreement with Mr. Relyea that expires on December 31, 2001.

 Forward Looking Statements

  This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act including, in particular, the statements about the Company's plans, strategies, and prospects. When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions are intended to identify in certain circumstances, forward looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the forward looking statements made in this document are set forth above and elsewhere in this document and in the documents incorporated herein by reference. Given these uncertainties, the Company cautions against undue reliance on such statements or projections. The Company does not undertake any obligation to update these forward looking statements or projections. All forward looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by the preceding cautionary statements.

Item 2. PROPERTIES

  Of the 314 restaurants operated by the Company as of December 27, 1998, the Company owned the land and buildings for 31, owned the buildings and leased the land for 52 and leased both land and buildings for the remaining 231 restaurants. The full-service restaurants are primarily free-standing units ranging from approximately 5,000-11,000 square feet. KKR restaurants generally approximate 2,700 to 3,100 square feet. Most of the leases provide for the payment of a base rental or approximately 5% to 6% of gross sales, whichever is greater, plus real estate taxes, insurance and other expenses.

  The leases (assuming exercise of all options) have terms expiring as follows:

                                                                      Number of
   Lease Expiration                                                  Restaurants
   ----------------                                                  -----------
   1999-2003........................................................      14
   2004-2008........................................................      29
   2009-2013........................................................      65
   2014-2018........................................................      60
   2019 and later...................................................     115
                                                                         ---
     Total..........................................................     283
                                                                         ===

  In addition, the Company owns a 43,120 square-foot building in Irvine, California which houses support personnel for the Company. The Company leases 34,200 square feet of space in an office building in Irvine, California which houses El Torito and KKR operations staff, the Company's headquarters personnel and certain support functions of the Company. The Company also leases 26,270 square feet of space in a building in Louisville, Kentucky which houses the Chi-Chi's operations and support functions and various other smaller offices and warehouses. As a result of the Merger, the Company remains liable for the vacant KKR headquarters office comprising 11,400 square feet in Los Angeles. This lease expires on May 31, 1999.

  Substantially all of the Company's assets have been pledged under the Foothill Credit Facility. However, of the 83 owned restaurants at December 27, 1998 (buildings or land and buildings), two were subject to security interests in favor of other third parties.

  Approximately 39% of the Company's restaurants are located in California. Revenues are dependent on discretionary spending by consumers, particularly by consumers living in the communities in which the restaurants are located. A significant weakening in any of the local economies in which the restaurants operate (particularly California) may cause the residents of such communities to curtail discretionary spending which, in turn, could have a material effect on the results of operations and financial position of the entire Company. In addition, the results achieved to date by the Koo Koo Roo restaurants in the core Southern California market may not be indicative of the prospects or market acceptance of a larger number of restaurants, particularly in wider and more geographically dispersed areas with varied demographic characteristics. The Company's geographic concentration of restaurants could have a material adverse effect on its financial condition and results of operations. The following table details the Company-operated restaurants by state of operation as of December 27, 1998:

                                                                        Total
                                                           Hamburger  Number of
                           Chi-Chi's El Torito Koo Koo Roo  Hamlet   Restaurants
                           --------- --------- ----------- --------- -----------
California................      0        77         34         10        121
Ohio......................     28         0          0          0         28
Pennsylvania..............     24         0          0          0         24
Indiana...................     14         2          0          0         16
Michigan..................     16         0          0          0         16
Maryland..................     10         0          0          2         12
Virginia..................     10         0          0          2         12
Missouri..................      2         8          0          0         10
Wisconsin.................     10         0          0          0         10
Illinois..................      7         1          0          0          8
Minnesota.................      7         0          0          0          7
New Jersey................      7         0          0          0          7
Iowa......................      6         0          0          0          6
Kentucky..................      6         0          0          0          6
New York..................      5         0          0          0          5
Florida...................      0         0          4          0          4
Massachusetts.............      3         0          0          0          3
Nevada....................      0         1          2          0          3
Oregon....................      0         3          0          0          3
West Virginia.............      3         0          0          0          3
Arizona...................      0         2          0          0          2
Kansas....................      2         0          0          0          2
Connecticut...............      1         0          0          0          1
Delaware..................      1         0          0          0          1
Nebraska..................      1         0          0          0          1
North Dakota..............      1         0          0          0          1
South Dakota..............      1         0          0          0          1
Washington................      0         1          0          0          1
                              ---       ---        ---        ---        ---
  Total...................    165        95         40         14        314
                              ===       ===        ===        ===        ===


  In the past four years, the Company has divested more than 100 restaurants, and the Company currently has a substantial portfolio of closed, subleased and assigned properties. Because the ability of any particular acquiror to satisfy its obligations under any subleased or assigned lease depends on its ability to generate sufficient revenues in the acquired restaurant, there can be no assurance that the Company will not incur significant and unplanned costs in connection with such leases. It is expected that ongoing divestment activities will add to this portfolio of closed, subleased and assigned properties. From time to time, the Company has been required to reassume leases associated with these properties, but it has generally been able to relet them in a reasonable period of time. As of December 27, 1998, the Company was attempting to lease eight closed properties with an annual carrying cost of $1.4 million. The failure to relet such leases on favorable economic terms, or at all, or increases in the carrying costs associated with such leases, could have a material adverse effect on the Company's financial condition and results of operations.

Item 3. LEGAL PROCEEDINGS

  The Company is involved in various litigation matters incidental to its business. The Company does not believe that any of the claims or actions filed against it will have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On October 29, 1998, the majority stockholder of the Company, acting by written consent, consented to: (a) the adoption of the Fifth Restated Certificate of Incorporation of the Company; (b) amending and restating the By-laws of the Company; (c) the 1998 Stock Incentive Plan; and (d) changing the name of the Company to Koo Koo Roo Enterprises, Inc.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
    STOCKHOLDER MATTERS

  From September 15, 1986 (date of incorporation) through October 30, 1998, there was no established public trading market for the Company's Common Stock. Commencing November 2, 1998 with the consummation of the Merger, and continuing until February 1, 1999, the Company's Common Stock traded in and was listed for quotation through the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market. Beginning February 2, 1999, the Company's Common Stock has traded in the NASD Over-the-Counter Bulletin Board Market.

  The following table sets forth for the periods identified the high and low closing price of the Company Common Stock, as reported by the applicable market.

                                                                    High   Low
                                                                    ----- -----
   Year Ended December 1996
     First Quarter                                                    N/A   N/A
     Second Quarter................................................   N/A   N/A
     Third Quarter.................................................   N/A   N/A
     Fourth Quarter................................................   N/A   N/A
   Year Ended December 1997
     First Quarter.................................................   N/A   N/A
     Second Quarter................................................   N/A   N/A
     Third Quarter.................................................   N/A   N/A
     Fourth Quarter................................................   N/A   N/A
   Year Ended December 1998
     First Quarter.................................................   N/A   N/A
     Second Quarter................................................   N/A   N/A
     Third Quarter.................................................   N/A   N/A
     Fourth Quarter (beginning November 2, 1998)................... $1.25 $0.53

  At March 19, 1999, there were 997 stockholders of record of Company Common Stock.

  The Securities and Exchange Commission ("SEC") recently amended certain rules under the Securities Exchange Act of 1934 regarding the use of a company's discretionary proxy voting authority with respect to stockholder proposals submitted to a company for consideration at such company's next annual meeting. Stockholder proposals submitted to the Company outside the processes of Rule 14a-8 (i.e., the procedures for placing a stockholders' proposal in the Company's proxy materials) (i) will be considered untimely with respect to the 1999 annual meeting of stockholders unless received at a reasonable time before the Company begins to print and mail its proxy materials and (ii) will be considered untimely with respect to all subsequent annual meetings of stockholders if received by the Company more than 120 days or less than 90 days prior to the anniversary date of the immediately preceding annual meeting of stockholders.

  The Company has not paid cash dividends to holders of Company Common Stock since its incorporation. The Company has retained, and expects to continue to retain, all available earnings, if any, generated by its operations for the maintenance, development and growth of its business, and does not anticipate paying dividends on Company Common Stock in the foreseeable future. In addition, each of the indentures, as amended, (collectively, the "Indentures") governing the Company's outstanding Senior Notes and Discount Notes, the note agreements governing the FRI-MRD Senior Discount Notes and the New MRD Notes and the Foothill Credit Facility restricts or prohibits the Company's ability to pay dividends.

Item 6. SELECTED FINANCIAL DATA

                                                                                                Predecessor
                                             Successor Company (1)                              Company (1)
                          ------------------------------------------------------------------    -----------
                                                                                 As of and
                                                                                    for
                                   As of and for the Years Ended                 the Eleven     For the One
                          ----------------------------------------------------  Months Ended    Month Ended
                           Dec. 27,       Dec. 28,     Dec. 29,     Dec. 31,      Dec. 25,       Jan. 26,
                             1998           1997         1996         1995          1994           1994
                          -----------    -----------  -----------  -----------  ------------    -----------
                                         ($ in thousands, except per share amounts)
Statement of Operations
 Data:
Sales...................  $   472,653    $   463,724  $   724,229  $ 1,134,359  $ 1,048,674      $ 64,741
Cost of Sales:
 Product cost...........      126,788        123,803      200,379      322,194      293,413        19,184
 Payroll and related
  costs.................      165,207        162,807      273,536      419,185      377,569        24,780
 Occupancy and other
  operating expenses....      125,177        129,428      181,730      275,164      243,147        13,712
Depreciation and
 amortization...........       22,916         22,395       33,802       52,561       44,658         2,800
General and
 administrative
 expenses...............       27,417(2)      30,186       41,742       56,245       49,059         4,071
Opening expense.........        3,345            188          673        5,275        3,988             0
Gain (loss) on
 disposition of
 properties.............       (7,993)        (3,885)      (8,600)     (12,067)      (5,685)           12
Gain on sale of
 division...............            0              0       62,601            0            0             0
Provision for
 divestitures and write-
 down of long-lived
 assets.................       27,661          2,640            0       44,500      144,780(3)          0
VCU termination
 expense(4).............        4,223              0            0            0            0             0
Restructuring costs.....            0              0        6,546        4,392            0             0
Reorganization items....            0              0            0            0            0       479,427
Interest expense, net...       24,659         19,476       36,725       65,277       51,419         4,097
Income tax provision....          400            509          890        1,208        1,773            55
                          -----------    -----------  -----------  -----------  -----------      --------
Income (loss) before
 extraordinary item.....      (63,133)       (31,593)       2,207     (123,709)    (166,817)      475,481
Extraordinary gain on
 extinguishment of
 debt...................            0              0      134,833            0        2,941        72,561
                          -----------    -----------  -----------  -----------  -----------      --------
Net income (loss).......      (63,133)       (31,593)     137,040     (123,709)    (163,876)      548,042
Preferred dividends.....            0              0            0            0            0         1,698
                          -----------    -----------  -----------  -----------  -----------      --------
Net income (loss)
 attributable to common
 shares.................  $   (63,133)   $   (31,593) $   137,040  $  (123,709) $  (163,876)     $546,344
                          ===========    ===========  ===========  ===========  ===========      ========
Net income (loss) per
 share--basic and
 diluted(5):
 Income (loss) before
  extraordinary item....  $     (0.48)   $     (0.26) $      0.02  $     (1.02) $     (1.35)
 Extraordinary item.....          --             --          1.11          --           --
                          -----------    -----------  -----------  -----------  -----------
 Net income (loss)......  $     (0.48)   $     (0.26) $      1.13  $     (1.02) $     (1.35)
                          ===========    ===========  ===========  ===========  ===========
Weighted average shares
 outstanding--basic and
 diluted(5).............  131,309,797    121,515,391  121,515,391  121,515,391  121,687,283
                          ===========    ===========  ===========  ===========  ===========
Balance Sheet Data:
Working capital
 (deficiency)...........  $   (92,770)   $   (66,412) $   (85,524) $    45,114  $  (155,481)
Current assets..........       35,790         45,117       46,612      267,077       43,015
Total assets............      348,186        289,768      307,606      551,270      734,598
Current liabilities.....      128,560        111,529      132,136      221,963      198,496
Non-current portion of
 long-term debt,
 including capitalized
 lease obligations......      237,151        199,955      165,325      455,203      536,495
Common stockholders'
 equity (deficit).......      (21,137)       (26,194)       5,399     (131,576)      (7,259)
Selected Consolidated
 Financial Ratios and
 Other Data:
EBITDA(6)...............  $    28,064(2) $    17,500  $    26,842  $    61,571  $    85,486      $  2,994
Net income (loss).......      (63,133)       (31,593)     137,040     (123,709)    (163,876)      548,042
Net cash provided by
 (used in) operating
 activities.............       (2,495)       (13,105)     (21,857)       6,083       18,346       (18,252)
Capital expenditures....       27,691         13,588        9,848       38,022       65,618           779
Net cash provided by
 (used in) investing
 activities.............      (41,760)       (16,631)     165,024      (19,615)     (64,167)     (192,610)
Net cash provided by
 (used in) financing
 activities.............       29,444         28,434     (117,717)      13,663       31,858       223,754
Deficiency of earnings
 (losses) to cover fixed
 charges(7).............      (62,733)       (31,084)     (59,504)    (122,501)    (165,044)
Restaurants open at end
 of period..............          314            275          281          670          702           524
Ratio of EBITDA to
 interest expense, net..         1.14x          0.90x        0.73x        0.94x        1.66x         0.73x(8)

-------

(1) Reference to the "Predecessor Company" refers to The Restaurant Enterprises Group, Inc. and its consolidated subsidiaries (excluding Chi-Chi's) with respect to information relating to periods prior to January 27, 1994 included herein, and reference to the "Successor Company" refers to Koo Koo Roo Enterprises, Inc. (formerly known as Family Restaurants, Inc.) and its consolidated subsidiaries, giving effect to the acquisition on January 27, 1994, when Apollo, Green Equity Investors, L.P. and Foodmaker, Inc. acquired approximately 98% of the Common Stock and Chi-Chi's was merged with and into a subsidiary of the Company. The results of operations and financial position of KKR (including Hamlet) have been combined with the results of operations and financial position of the Company from October 30, 1998 forward.

(2) Includes the reversal of accrued management fees of $2,500,000 payable to Apollo that the Company will not be required to pay.

(3) Chi-Chi's reported significant sales declines in the second half of 1994 which continued into 1995. These sales declines resulted in operating performance for Chi-Chi's which was significantly lower than anticipated when Chi-Chi's was acquired on January 27, 1994. These operating results caused the Company to reevaluate its business strategy for Chi-Chi's. Consistent with this strategic reevaluation, the Company revised its forecasts for the future operations of Chi-Chi's which resulted in a significant reduction in projected future cash flows and a lower valuation of the business. The Company determined that its projected results for Chi-Chi's would not support the future amortization of the remaining Chi-Chi's goodwill balance of $144,780,000 at December 25, 1994. Accordingly, the Company wrote off the remaining unamortized Chi-Chi's goodwill balance of $144,780,000 in the fourth quarter of 1994.

(4) Compensation expense of $4.2 million was recorded in the fourth quarter of 1998 in connection with the termination of the Company's Value Creation Units Plan. Such expense consisted of a $4 million cash payment and approximately $0.2 million for the intrinsic value of stock options granted on December 9, 1998 in connection with the termination of awards under the Value Creation Units Plan. The stock options are fully vested options to purchase up to, in the aggregate, 3% of the fully diluted Company Common Stock immediately following the Merger (including shares to be reserved for issuance under the Company's 1998 Stock Incentive Plan). Such options have a per share strike price of $.50 and are not exercisable for a period of 90 days after issuance.

(5) Net income per share for the Predecessor Company is not meaningful due to debt discharge, the issuance of new common stock and fresh start reporting.

(6) EBITDA is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

(7) For the periods presented, the Company's earnings (losses) are inadequate to cover fixed charges by the amounts disclosed. For the purposes of calculating the deficiency of earnings (losses) to fixed charges
    (i) earnings (losses) represent income (loss) before income taxes, fixed charges, gain on sale of division and extraordinary gain on extinguishment of debt and (ii) fixed charges consist of interest on all indebtedness, interest related to capital lease obligations and amortization of debt issuance costs and discounts relating to indebtedness. Information for the Predecessor Company is not meaningful.

(8) Ratio of EBITDA to interest expense is based on the Company's historical capital structure which is not representative of the Company's capital structure subsequent to January 27, 1994.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain information and statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "expects," "intends, "plans," "estimates" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties that could cause actual results of the Company or the restaurant industry to differ materially from expected results expressed or implied by such forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a restaurant company operating in a competitive environment, factors that could significantly impact expected results include (i) the development of successful marketing strategies for the Company's restaurants, (ii) the effect of national and regional economic conditions, (iii) the availability of adequate working capital, (iv) competitive products and pricing, (v) changes in legislation, (vi) demographic changes, (vii) the ability to attract and retain qualified personnel, (viii) changes in business strategy or development plans, (ix) business disruptions, (x) changes in consumer preferences, tastes and eating habits, (xi) increases in food and labor costs, (xii) the Company's ability to mitigate the impact of the year 2000 issue successfully and (xiii) potential difficulties in combining the operations of KKR with the Company. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

  On October 30, 1998, the Company, Merger Sub and KKR consummated the Merger, pursuant to which Merger Sub was merged with and into KKR, with KKR as the surviving corporation. As a result of the Merger, each outstanding share of common stock of KKR was converted into the right to receive one share of Company Common Stock. Immediately prior to the Merger, a stock dividend was declared pursuant to which approximately 121.96 shares of Company Common Stock were distributed for each share of Company Common Stock outstanding immediately prior to the Merger. Prior to the Merger, the Company provided the Bridge Loan to a subsidiary of KKR. Additionally, in connection with the Merger, FRI-MRD issued the New MRD Notes pursuant to the Senior Secured Discount Note Agreement dated June 9, 1998 for which it received net proceeds of $21.7 million, and the Company expanded the Foothill Credit Facility by an additional $20 million. The proceeds from the sale of the New MRD Notes were used to complete the Hamlet Acquisition immediately prior to the consummation of the Merger.

  Information relating to periods ending prior to October 30, 1998 included herein relates to the historical operations of Koo Koo Roo Enterprises, Inc. (formerly known as Family Restaurants, Inc.) and, except as otherwise indicated, does not reflect the operations of KKR, which the Company acquired on October 30, 1998.

Liquidity and Capital Resources

  Liquidity

  The Company reported net cash used in operating activities for the years ended December 27, 1998 and December 28, 1997 of $2.5 million and $13.1 million, respectively. Cash needs are being funded by available cash balances, supplemented, as necessary, by working capital advances available under the Foothill Credit Facility. In addition, in 1997 and 1998 FRI-MRD has raised approximately $67.3 million in cash from the issuance of the Senior Discount Notes and the New MRD Notes to supplement its cash needs. The Company's viability has been and will continue to be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and to comply with the terms of its financing agreements.

  Statement of Cash Flows. For the year ended December 27, 1998, net cash used in operating activities was $2.5 million compared to $13.1 million for the year ended December 28, 1997. The difference in cash received from customers, franchisees and licensees as compared to cash paid to suppliers and employees improved by $17.9 million from 1997 to 1998 which more than offset cash paid for opening costs of $3.0 million and for

VCU termination expense of $4.0 million in 1998. For 1998, net cash used in investing activities was $41.8 million compared to $16.6 million for the same period in 1997. The increase in net cash used in investing activities of $25.2 million was due to Merger-related expenditures of $17.0 million and an increase in capital expenditures of $14.1 million which more than offset decreases in mandatory lease buybacks of $2.7 million, lease termination payments of $1.5 million and an increase in proceeds from disposal of property and equipment of $3.4 million. For 1998, net cash provided by financing activities was $29.4 million compared to $28.4 million for the same period in 1997. During 1998 and 1997, $33.3 million and $33.9 million in net proceeds from the issuance of notes was received, respectively, while reductions of long-term debt decreased by $0.4 million and payment of debt issuance costs decreased by $1.3 million from 1997.

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

  EBITDA. For the year ended December 27, 1998, the Company reported EBITDA (defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items) of $28.1 million, compared to $17.5 million for 1997. The $10.6 million improvement was due to the continuing impact of El Torito and Chi-Chi's cost reduction and reengineering strategies, which have improved operating margins, improving comparable restaurant sales trends, $0.4 million contributed by KKR for November and December 1998 and the $2.5 million reversal of certain management fee accruals that the Company will not be required to pay. This improved EBITDA is the continuation of the trend that began in 1996 when new management was installed at both El Torito and Chi-Chi's. Since 1995, the divisional EBITDA of the Company's ongoing operations is set forth in the following table.

                                                                  Divisional
                                                                    EBITDA
                                                               ----------------
                                                                 El      Chi-
   Fiscal Year Ended                                           Torito   Chi's
   -----------------                                           ------- --------
                                                               ($ in thousands)
   December 31, 1995(a)....................................... $13,508 $(10,455)
   December 29, 1996..........................................  11,956   (4,278)
   December 28, 1997..........................................  17,627       36
   December 27, 1998..........................................  22,869    1,426

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

  Working Capital Deficiency. The Company operates with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable,
(ii) rapid turnover allows a limited investment in inventories and (iii) cash from sales is usually received before related accounts payable for food, beverages and supplies become due. The Company had a working capital deficiency of $92.8 million on December 27, 1998.

  Credit Facility. The Foothill Credit Facility:

  . provides for up to $35 million in revolving cash borrowings and up to $55 million in letters of credit (less the outstanding amount of revolving cash borrowings);

  . is secured by substantially all of the real and personal property of the Company;

  .  contains restrictive covenants; and

  .  expires on January 10, 2002.

  The Company is in compliance with all financial ratios at December 27, 1998. Letters of credit are issued under the Foothill Credit Facility primarily to provide security for future amounts payable under the Company's workers' compensation insurance program ($16.4 million of such letters of credit were outstanding as of March 19, 1999). No revolving cash borrowings were outstanding as of March 19, 1999.

  Senior Discount Notes. On August 12, 1997, FRI-MRD issued an aggregate principal amount of $61 million of its Senior Discount Notes to certain holders of the Company's Senior Notes in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash. On January 14 and 15, 1998, FRI-MRD issued an additional $14 million aggregate principal amount of its Senior Discount Notes to the same purchasers for approximately $11.6 million in cash. The Senior Discount Notes are due on January 24, 2002. No cash interest is due on the Senior Discount Notes until July 31, 1999, at which time interest will be payable in cash semi-annually at the rate of 15% per annum with the first cash interest payment due on January 31, 2000. The Senior Discount Notes are redeemable by FRI-MRD, in whole or in part, on or before January 23, 2001, at a price of 107.5% of the accreted value thereof, or after January 23, 2001, at a price of 103.75% of the accreted value thereof. The Senior Discount Notes contain covenants that restrict FRI-MRD, including limitations on (i) the incurrence of certain indebtedness and liens, (ii) the ability to make certain restricted payments, (iii) certain mergers, consolidations and asset sales and
(iv) certain transactions with affiliates. Proceeds from the sales of the Senior Discount Notes have been and will continue to be used to fund the Company's capital expenditure programs and for general corporate purposes.

  Senior Secured Discount Notes. On June 9, 1998, FRI-MRD entered into a Note Agreement pursuant to which on October 30, 1998 FRI-MRD issued $24 million aggregate face amount of New MRD Notes at a price of approximately 90% of par resulting in net proceeds of $21.7 million. The New MRD Notes are due on January 24, 2002. No cash interest is payable on the New MRD Notes until July 31, 1999, at which time interest will be payable in cash semi-annually at the rate of 14% per annum with the first cash interest payment due on January 31, 2000. The New MRD Notes are redeemable by FRI-MRD, in whole or in part, on or before January 23, 2001, at a price of 105% of the accreted value thereof, or after January 23, 2001, at a price of 102.5% of the accreted value thereof. The New MRD Notes contain covenants that restrict FRI-MRD, including limitations on (i) the incurrence of certain indebtedness and liens, (ii) the ability to make certain restricted payments, (iii) certain mergers, consolidations and asset sales, (iv) certain transactions with affiliates and
(v) the issuance of any equity securities of Hamlet. Proceeds from the sale of the New MRD Notes were used exclusively to purchase all of the outstanding shares of Hamlet, and the New MRD Notes are secured by all of such outstanding shares of Hamlet.

  Other. The Company continues to be highly leveraged and has significant debt service requirements as follows:

                                                                Cash
                                                              Interest Principal
                                                              -------- ---------
                                                               ($ in millions)
       1999..................................................  $14.3    $  2.5
       2000..................................................   28.7       2.7
       2001..................................................   28.6       2.5
       2002..................................................    5.6     204.0
       2003..................................................    3.7       1.1
       2004..................................................    0.6      31.6

  In order to continue to fund its capital expenditure programs, management has begun considering various alternatives to reduce near-term debt service requirements and extend current maturity dates. There can be no assurance that the Company will be able to repay or refinance the Notes, or that FRI-MRD will be able to repay or refinance the Senior Discount Notes or the New MRD Notes, at their respective maturities. The Company continues to consider additional sources of cash, such as the sale of non-core assets.

Capital Resources

  Net cash used in investing activities was $41.8 million for the year ended December 27, 1998, including $27.7 million for capital expenditures, as compared to net cash used in investing activities of $16.6 million for fiscal 1997 and net cash provided by investing activities of $165 million for fiscal 1996. The net cash provided by investing activities for 1996 was primarily due to the completion of the sale of the Company's Family Restaurant Division and certain notes receivable.

  Capital expenditures of up to approximately $36 million have been identified for fiscal 1999, including approximately $6 million devoted to normal improvements of the Company's restaurants. The Company is continuing its remodeling of both El Torito and Chi-Chi's restaurants and is committing approximately $18 million to $19 million for this purpose in fiscal 1999. The Company also anticipates opening up to 11 new El Torito restaurants, including the new "El Torito Express" concept, and five new Koo Koo Roo restaurants, and the Company is also planning to upgrade El Torito's in-store point-of-sale ("POS") technology during fiscal 1999.

  By December 27, 1998, the Company had completed the remodeling of 32 El Torito restaurants, primarily in the Los Angeles/Orange County and Sacramento markets, and 45 Chi-Chi's restaurants, in various markets (including five restaurants that tested an enhanced remodel package).

Year 2000

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

  The SEC has asked public companies to disclose four general types of information related to Year 2000 preparedness: the company's state of readiness, costs (historical and prospective), risks and contingency plans. See SEC Release No. 33-7558 (July 29, 1998). Accordingly, the Company has included the following discussion in this report, in addition to the Year 2000 disclosures previously filed with the SEC.

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

  Costs. The total cost to the Company of Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. The Company spent approximately $2.2 million on the new software and related hardware and installation costs in 1998 . In addition, the El Torito in-store POS upgrade discussed in Capital Expenditures above and POS upgrades in the Company's other operating divisions, including KKR, which are required for Year 2000 compliancy, are expected to be completed by September 1999 at a cost of approximately $6.5 million to $7.0 million, much of which is anticipated to be lease financed. These costs, as well as the date on which the Company plans to complete the Year 2000 modifications and testing processes, are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those estimates.

  Risks. The Company utilizes IT systems and non-IT systems in many aspects of its business. Year 2000 problems in some of the Company's systems could possibly disrupt operations at some restaurants, but the Company does not expect that any such disruption would have a material adverse impact on the Company's operating results.

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

Fiscal year 1998 as compared to fiscal year 1997

  Total sales of $472,653,000 for 1998 increased by $8,929,000 or 1.9% as compared to 1997. The increase was due to (i) the addition of sales from the Koo Koo Roo and Hamburger Hamlet restaurants which were acquired in the Merger and the Hamlet Acquisition on October 30, 1998 and (ii) sales increases in the comparable El Torito and Chi-Chi's, partially offset by sales decreases for restaurants sold or closed. The breakdown of the sales increase for 1998 is detailed below:

                                                                      1998 Sales
                                                                       Increase
                                                                      ----------
                                                                        ($ in
                                                                      thousands)
   Sales from the KKR Restaurant Division............................  $ 14,617
   Increase in Sales of Comparable Restaurants.......................     4,814
   Decrease in Sales of Restaurants Sold or Closed...................   (10,502)
                                                                       --------
                                                                       $  8,929
                                                                       ========

   Sales for comparable restaurants of $451,928,000 for 1998 increased by $4,814,000 or 1.1% compared to 1997. The increase is comprised of a $4,223,000 or 1.8% increase in Chi-Chi's and a $591,000 or 0.3% increase in El Torito, achieved in the face of a continuing competitive operating environment for restaurants.

                                                                       1998
                                                                    Comparable
                                                                  Sales Increase
                                                                  --------------
                                                                  Amount Percent
                                                                  ------ -------
                                                                      ($ in
                                                                    thousands)
   Comparable Chi-Chi's.......................................... $4,223   1.8%
   Comparable El Torito..........................................    591   0.3
                                                                  ------
     Total....................................................... $4,814   1.1%
                                                                  ======   ===

  El Torito comparable sales for the year were up 0.3% as compared to the same period in 1997. After the negative impact of the El Nino weather system in the first quarter of 1998, comparable sales for the second, third and fourth quarters were up 0.3%, 0.1% and 2.6%, respectively, as compared to the same periods in 1997. During the third and fourth quarters, El Torito suspended the use of electronic media for advertising, opting to reach targeted customers utilizing alternative print media strategies. July began with the introduction of El Torito's "All New Fajitas" campaign featuring a series of bounce-back programs. In the fourth quarter, El Torito introduced the "XXL Fajitas Skillets" promotion which featured seven new Fajitas entrees served on oversize cast iron skillets. The in-restaurant marketing for the promotion included brightly colored in-store material featuring an "actual size" Fajitas skillet. The campaign was advertised utilizing print media and included special discount offers designed to both generate new guest trial and increase frequency of existing guests. In addition, El Torito introduced a Traditional Holiday Combinations menu insert in December in an effort to trade guests into higher margin entrees. Also contributing to El Torito's improving sales trends are the positive results of the remodel program which started in 1997. As of the end of fiscal 1998, El Torito had completed 32 remodels.

  Comparable sales for Chi-Chi's were up 1.8% for the year as compared to the same period in 1997. During the third and fourth quarters of 1998, Chi-Chi's comparable sales were up 3.1% and 4.7%, respectively, as compared to the same periods in 1997. July began with the media-supported introduction of Chi-Chi's "Sizzling Sensation" campaign featuring the new Grilled Steak & Chicken Tower and other items such as the Sizzling Enchiladas and the new Sizzling Burrito and Sizzling Chimichanga. A free-standing insert extended the campaign through mid-September and included special discount offers for all times of the day to boost sales during the historic back-to-school sales lull. Chi-Chi's continued with its marketing direction through the end of 1998 portraying the concept as a value-oriented, fun Mexican restaurant where you can "put a little salsa in your life." Also contributing to Chi-Chi's improving comparable sales trends are the favorable results of the remodel program begun in 1997. Since the inception of the program, Chi-Chi's has remodeled 45 restaurants, five of which incorporated an enhanced, more extensive version of the original remodel concept.

  Product costs of $126,788,000 for 1998 increased by $2,985,000 or 2.4% as compared to 1997 due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants in the Merger which accounts for $4,699,000 or 157.4% of the increase, partially offset by the impact of the 22 restaurants sold or closed since the beginning of 1997. As a percentage of sales, product costs remained relatively flat, increasing slightly to 26.8% in 1998 from 26.7% in 1997.

  Payroll and related costs of $165,207,000 for 1998 increased by $2,400,000 or 1.5% as compared to 1997 due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants in the Merger which accounts for $5,308,000 or 221.2% of the increase, partially offset by the impact of the 22 restaurants sold or closed since the beginning of 1997. As a percentage of sales, payroll and related costs decreased slightly from 35.1% in 1997 to 35.0% in 1998 due in part to a continuing focus on improving labor scheduling and efficiencies. The improvement in payroll and related costs as a percentage of sales was offset, in part, by the impact of the minimum wage increases nationally on September 1, 1997, and on March 1, 1997 and March 1, 1998 in California.

  The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective October 1, 1996, the Federal minimum wage was increased from $4.25 to $4.75, and effective September 1, 1997, it was further increased to $5.15. However, a provision of the new measure effectively froze the minimum wage for tipped employees at current levels by increasing the allowable tip credit in those states which allow for a tip credit. Furthermore, in California, voters approved a proposition on November 5, 1996 that increased the state's minimum wage to $5.00 on March 1, 1997 and further increased the state=s minimum wage to $5.75 on March 1, 1998. In response to the minimum wage increases on October 1, 1996, March 1, 1997 and March 1, 1998, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Chi-Chi's also raised menu prices in October and December 1997 as a result of the cumulative impact of these minimum wage increases. Similarly, in March 1998, KKR also raised menu prices. No minimum wage increases are scheduled for 1999 at this time, but pressure continues for further increases at both the Federal and California levels.

  Occupancy and other operating expenses of $125,177,000 for 1998 decreased by $4,251,000 or 3.3% as compared to 1997. The decrease was due to (i) the impact of the 22 restaurants sold or closed since the beginning of 1997, (ii) the impact of El Torito and Chi-Chi's cost reduction strategies and (iii) a decrease in media advertising expense in El Torito, partially offset by the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants in the Merger which added $3,234,000 in additional costs. As a percentage of sales, occupancy and other expenses decreased from 27.9% in 1997 to 26.5% in 1998.

  Depreciation and amortization of $22,916,000 for 1998 increased by $521,000 or 2.3% as compared to 1997 due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants in the Merger which accounts for $1,087,000 or 208.6% of the increase and additional depreciation related to the Company's ongoing capital expenditure program, partially offset by the impact of the 22 restaurants sold or closed since the beginning of 1997 and the write-down of certain long-lived assets in 1997 and 1998.

  General and administrative expenses of $27,417,000 for 1998 decreased by $2,769,000 or 9.2% as compared to 1997. As a percentage of sales, general and administrative expenses decreased from 6.5% in 1997 to 5.8% in

1998. General and administrative expenses were relatively flat for the year after taking into account the impact of $2,500,000 in prior year management fee accrual reversals and no similar fees accrued in 1998, partially offset by $1,012,000 in incremental expenses related to completing the Merger and the Hamlet Acquisition and absorbing the KKR divisional operations. Management continues to closely evaluate the Company's general and administative cost structure for savings opportunities and expects that, as a result of the Merger and the Hamlet Acquisition, general and administrative expenses will decrease as a percentage of sales.

  Opening costs are incurred in connection with the opening or remodeling of a restaurant and are principally related to stocking the restaurant and training its staff. Through the year ended December 28, 1997, the Company's policy had been to capitalize such opening costs and amortize them over one year. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which specifies that all costs of start-up activities, including restaurant opening costs, should be expensed as incurred. Although SOP 98-5 is effective for fiscal years beginning after December 15, 1998, early adoption was allowed, and the Company elected to adopt the provisions of SOP 98-5 in the quarter ended March 29, 1998. Accordingly, $344,000 of unamortized opening costs at December 28, 1997 (classified as other current assets) was expensed in the condensed consolidated statement of operations for the quarter ended March 29, 1998. Opening costs incurred during the year ended December 27, 1998 were $3,001,000. Amortization of opening costs of $188,000 and $673,000 in the comparable periods of 1997 and 1996 have been reclassified.

  The Company reported a loss on disposition of properties of $8.0 million for 1998 compared to a loss of $3.9 million in 1997. These amounts reflect losses associated with restaurant divestments and closures in such periods. In addition, also included in 1998 is a $3.0 million increase in the Company=s reserve for carrying costs of closed properties and the write-off of $2.2 million in notes receivable related to prior restaurant divestments.

  As a result of a continued review of operating results and as part of its strategic planning process for 1999, the Company identified 48 non-strategic Chi-Chi's restaurants which are not part of the Chi-Chi's long-term core market focus. In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants, determined the anticipated costs of divestment and recorded a provision for divestitures of $22.9 million, which included reducing the assets' carrying value to their estimated fair market value. The Company is actively marketing these restaurants for divestment, and the majority of the restaurants continue in operation. In addition, the Company identified 12 other restaurants with impaired values and recorded a write-down of long-lived assets of $4.8 million.

  Interest expense, net of $24,659,000 for 1998 increased by $5,183,000 or 26.6% as compared to 1997 primarily resulting from (i) the issuance of the Senior Discount Notes in August 1997 and January 1998 and the accretion of interest thereon and (ii) the issuance of the New MRD Notes on October 30, 1998 and the accretion of interest thereon, partially offset by the elimination of cash interest expense associated with the $15.6 million of Senior Notes received as part of the exchange on August 12, 1997.

  Compensation expense of $4.2 million was recorded in the fourth quarter of 1998 in connection with the termination of the Company's Value Creation Units Plan. Such expense consisted of a $4 million cash payment and approximately $0.2 million for the intrinsic value of stock options granted on December 9, 1998 in connection with the termination of awards under the Value Creation Units Plan. The stock options are fully vested options to purchase up to, in the aggregate, 3% of the fully diluted Company Common Stock immediately following the Merger (including shares to be reserved for issuance under the Company's 1998 Stock Incentive Plan). Such options have a per share strike price of $.50 and are not exercisable for a period of 90 days after issuance.

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

                                                                     1997 Sales
                                                                     Decreases
                                                                     ----------
                                                                       ($ in
                                                                     thousands)
   Sales of the Family Restaurant Division.......................... $(194,464)
   Decrease in Sales from Restaurants Sold or Closed................   (42,995)
   Decrease in Sales from Comparable Restaurants....................   (23,046)
                                                                     ---------
                                                                     $(260,505)
                                                                     =========

  Sales for comparable restaurants of $456,965,000 for 1997 decreased by $23,046,000 or 4.8% compared to 1996. The decrease was comprised of a $21,816,000 or 8.2% decline in Chi-Chi's and a $1,230,000 or 0.6% decline in El Torito primarily reflecting a continuing competitive operating environment for restaurants.

                                                              1997 Comparable
                                                               Sales Decrease
                                                              -----------------
                                                               Amount   Percent
                                                              --------  -------
                                                              ($ in thousands)
   Comparable Chi-Chi's...................................... $(21,816)  (8.2)%
   Comparable El Torito......................................   (1,230)  (0.6)
                                                              --------   ----
     Total................................................... $(23,046)  (4.8)%
                                                              ========   ====

  El Torito comparable sales for fiscal 1997 were down slightly as compared to the same period in 1996. El Torito had hired a new advertising agency, Grey Advertising, to continue to refine and build upon its long-term marketing strategy, positioning El Torito as a "Mexican Getaway." Both television and radio commercials were utilized to communicate this position. In addition, the theme was incorporated into all in-store materials and menus.

  Chi-Chi's continued with its new marketing direction through the end of 1997 portraying the concept as a value-oriented, fun Mexican restaurant where you can "put a little salsa in your life." A new menu was introduced in December that expanded the product offerings to appeal to a greater segment of the population. Barbequed and grilled meats, related to Mexican cuisine, but not considered traditional Mexican dishes, were added along with additional Mexican entrees. Chi-Chi's comparable sales trend for 1997 improved
5.4 percentage points over that of 1996 with comparable sales down 8.2% for 1997 as compared with the 1996 versus 1995 negative trend of 13.6% for the same group of restaurants.

  Product cost of $123,803,000 for 1997 decreased by $76,576,000 or 38.2% in
1997 as compared to 1996 primarily due to the sale of the Family Restaurant Division which accounted for $54,187,000 or 70.8% of the decrease, as well as the impact of the 47 other restaurants sold or closed since the end of fiscal 1995. In addition, El Torito and Chi-Chi's cost reduction strategies further contributed to product cost savings by revising product specifications, reducing the number of ingredients used and controlling inventories. As a percentage of sales, product cost declined to 26.7% in 1997 as compared to 27.7% in 1996.

  Payroll and related costs of $162,807,000 for 1997 decreased by $110,729,000 or 40.5% as compared to 1996 primarily due to the sale of the Family Restaurant Division which accounted for $72,997,000 or 65.9% of the decrease, as well as the impact of the 47 other restaurants sold or closed since the end of fiscal 1995. As a percent of sales, payroll and related costs decreased from 37.8% in 1996 to 35.1% in 1997 due in part to savings realized from the El Torito and Chi-Chi's cost reduction strategies which focused on improving labor scheduling and efficiencies. The improvement in payroll and related costs was offset, in part, by the impact of the minimum wage increases nationally on October 1, 1996 and September 1, 1997 and on March 1, 1997 in California.

  Occupancy and other operating expenses of $129,428,000 for 1997 decreased by $52,302,000 or 28.8% as compared to 1996 primarily due to the sale of the Family Restaurant Division which accounted for $37,568,000 or 71.8% of the decrease, as well as the impact of the 47 other restaurants sold or closed since the end of fiscal 1995. As a percentage of sales, occupancy and other expenses increased from 25.1% in 1996 to 27.9% in 1997. These increases primarily reflected (i) the impact of declining sales without an offsetting reduction in fixed expenses, (ii) an increase in planned media spending in both El Torito and Chi-Chi's in connection with the implementation of new marketing campaigns in 1997 to reposition both concepts and (iii) the lower occupancy and other operating expenses as a percentage of sales in the Family Restaurant Division in the first five months of 1996.

  Depreciation and amortization of $22,395,000 for 1997 decreased by $11,407,000 or 33.8% as compared to 1996 primarily due to the sale of the Family Restaurant Division which accounted for $11,162,000 or 97.9% of the decrease.

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

  As a result of a continued review of operating results, the Company identified 18 unprofitable Chi-Chi's restaurants, analyzed the carrying value of the long-lived assets of these restaurants and recorded a write-down of long-lived assets of $2.6 million during the second quarter of 1997 to reduce the assets' carrying value to their estimated fair maket value.

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

Accounting Pronouncements

  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," an amendment of SFAS No. 87, No. 88 and No. 106. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. This Statement is not applicable to the Company.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes standards for derivative instruments and for hedging activities, and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company has no instruments or transactions subject to this Statement.

  In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This Statement is not applicable to the Company.

Selected Operating Data

  Until the Merger on October 30, 1998, the Company primarily operated full-service Mexican restaurants in two divisions under the El Torito, Chi-Chi's, Casa Gallardo and other names. In connection with the Merger and the Hamlet Acquisition, the Company acquired the Koo Koo Roo and Hamburger Hamlet restaurant operations. At December 27, 1998 the Company's El Torito restaurant division operated 95 full-service and fast-casual restaurants, the Company's Chi-Chi's restaurant division operated 165 full-service restaurants and the Company's KKR restaurant division operated 54 fast-casual and full-service restaurants.

  The following table sets forth certain information regarding the Company, its El Torito, Chi-Chi's and KKR restaurant divisions, and the various operations divested in 1996.

                                               For the Years Ended
                                      ----------------------------------------
                                      December 27,   December 28, December 29,
                                          1998           1997         1996
                                      ------------   ------------ ------------
                                      ($ in thousands, except average check
                                                     amount)
El Torito Restaurant Division
Restaurants Open at End of Period:
  Owned/operated.....................         95             96           97
  Franchised and Licensed............          8              9            7
Sales................................   $214,370       $217,949     $219,466
Restaurant Level Cashflow (a)........     34,807         30,051       26,355
Divisional EBITDA (b)................     22,869         17,627       11,956
Percentage increase (decrease) in
 comparable restaurant sales.........        0.3%          (0.6)%       (3.0)%
Average check........................   $  10.15       $   9.87     $   9.47

Chi-Chi's Restaurant Division
Restaurants Open at End of Period:
  Owned/operated.....................        165            179          184
  Franchised and Licensed............         12             16           18
Sales................................   $243,666       $245,775     $278,065
Restaurant Level Cashflow (a)........     18,285         16,515        9,674
Divisional EBITDA (b)................      1,426             36       (4,278)
Percentage increase (decrease) in
 comparable restaurant sales.........        1.8%          (8.2)%      (11.5)%
Average check........................   $   8.12       $   7.62         7.54

KKR Restaurant Division (c)
Restaurants Open at End of Period:
  Owned/operated.....................         54              0            0
  Franchised and Licensed............          3              0            0
Sales................................   $ 14,617       $      0     $      0
Restaurant Level Cashflow (a)........      1,376              0            0
Divisional EBITDA (b)................        364              0            0
Percentage decrease in comparable
 restaurant sales....................       N.A.%             0%           0%
Average check (Koo Koo Roo
 restaurants only)...................   $   8.70       $      0     $      0

Ongoing Operations
Restaurants Open at End of Period:
  Owned/operated.....................        314            275          281
  Franchised and Licensed............         23             25           25
Sales................................   $472,653       $463,724     $497,531
Divisional EBITDA (b)................     24,659         17,663        7,678

Divested Operations (d)
Restaurants Open at End of Period:
  Owned/operated.....................          0              0            0
  Franchised and Licensed............          0              0            0
Sales................................   $      0       $      0     $226,698
Divisional EBITDA (b)................          0              0       18,877

Total Company
Restaurants Open at End of Period:
  Owned/operated.....................        314            275          281
  Franchised and Licensed............         23             25           25
Sales................................   $472,653       $463,724     $724,229
EBITDA (e)...........................     28,064 (f)     17,500       26,842

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

  (c) Reflects operations for the months of November and December 1998.

  (d) Divested Operations in 1996 includes the results of the Family Restaurant Division until it was divested on May 23, 1996 and the traditional dinnerhouse restaurants that were divested by year-end 1996.

  (e) EBITDA is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

  (f) Includes the reversal of accrued management fees of $2,500,000 payable to Apollo that will not be paid.

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

  During 1998 and 1997, the effects of inflation did not have a significant impact on the Company's results of operations.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning directors and executive officers of the Registrant is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days of the Company's fiscal year end.

Item 11. EXECUTIVE COMPENSATION

  Information concerning executive compensation of the Registrant is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days of the Company's fiscal year end.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning security ownership of certain beneficial owners and management of the Registrant is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days of the Company's fiscal year end.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions with the Registrant is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days of the Company's fiscal year end.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                           Page
                                                                           ----
  (a) (1) Financial Statements. See the Index to Financial Statements on page F-1.

      (2) Financial Statement Schedule

                 Schedule II--Valuation and qualifying accounts             S-1

      (3) Exhibits

           2 (a) Stock Purchase Agreement dated as of March 1, 1996 by and among Family Restaurants, Inc., Flagstar Companies, Inc., Flagstar Corporation and FRD Acquisition Co. (Filed as Exhibit 2.1 to the Company's Form 10-Q filed with the SEC on May 15, 1996.)
           2 (b) Agreement and Plan of Merger, dated as of June 9, 1998 by and among the Company, Fri-Sub, Inc. and Koo Koo Roo, Inc. ("KKR"). (Filed as Exhibit 2.1 to the Company's Form S-4 filed with the SEC on July 1, 1998.)
           3 (a) Fifth Restated Certificate of Incorporation of the
                 Company. (Filed as Exhibit 4.1 to the Company's Form S-8 filed with the SEC on November 12, 1998.)
           3 (b) Amendment to Fifth Restated Certificate of Incorporation of the Company. (Filed as Exhibit 4.2 to the Company's Form S-8 filed with the SEC on November 12, 1998.)
          *3 (c) Second Amended and Restated Bylaws of the Company.
           4 (a) Indenture Dated as of January 27, 1994
                 Re: $300,000,000 9 3/4% Senior Notes Due 2002. (Filed as
                 Exhibit 4(a) to the Company's Form 10-K filed with the SEC on March 28, 1994.)
           4 (b) Indenture Dated as of January 27, 1994
                 Re: $150,000,000 10 7/8% Senior Subordinated Discount Notes Due 2004. (Filed as Exhibit 4(b) to the Company's Form 10-K filed with the SEC on March 28, 1994.)
           4 (c) First Supplemental Indenture, dated as of July 3, 1996, between the Registrant and IBJ Schroder Bank & Trust Company, a New York Banking corporation, as Trustee. (Filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 9, 1996.)
           4 (d) First Supplemental Indenture, dated as of July 3, 1996, between the Registrant and Fleet National Bank, as successor by merger to Fleet National Bank of Massachusetts, formerly known as Shawmut Bank, N.A., as Trustee. (Filed as Exhibit 10.2 to the Company's Form 8-K filed with the SEC on July 9, 1996.)
           4 (e) Note Agreement Dated as of August 12, 1997
                 Re: Up to $75,000,000 FRI-MRD Corporation Senior Discount Notes Due January 24, 2002. (Filed as Exhibit 4(e) to the Company's Form 10-Q filed with the SEC on November 12, 1997.)
           4 (f) Joinder Agreement Dated as of January 14, 1998
                 Re: FRI-MRD Corporation Senior Discount Notes due January 24, 2002. (Filed as Exhibit 4(f) to the Company's Form 10-K filed with the SEC on March 30, 1998.)
           4 (g) First Amendment dated as of June 9, 1998 to the Note
                 Agreement dated August 12, 1997. (Filed as Exhibit 4.7 to the Company's Form S-4 filed with the SEC on July 1, 1998.)

            4 (h) Note Agreement dated as of June 9, 1998 Re: $24,000,000
                  FRI-MRD Corporation Senior Secured Discount Notes due
                  January 24, 2002. (Filed as Exhibit 4.8 to the
                  Company's Form S-4 filed with the SEC on July 1, 1998.)
            4 (i) First Amendment dated as of October 30, 1998 to the
                  Note Agreement dated as of June 9, 1998. (Filed as
                  Exhibit 4(i) to the Company's Form 10-Q filed with the SEC on November 12, 1998.)
           *4 (j) Waiver dated as of January 29, 1999 to the Note
                  Agreements dated as of August 12, 1997 and June 9,
                  1998.
           10 (a) The Company's 1994 Incentive Stock Option Plan. (Filed as Exhibit 10(g) to the Company's Form 10-K filed with the SEC on March 28, 1994.)
           10 (b) The Company's Deferred Compensation Plan. (Filed as
                  Exhibit 10(k) to the Company's Form 10-K filed with the SEC on March 27, 1995.)
           10 (c) The Company's Severance Plan. (Filed as Exhibit 10(m) to the Company's Form 10-K filed with the SEC on March
                  27, 1995.)
           10 (d) Lease Indemnification Agreement, dated as of January
                  27, 1994, by and between the Company and W. R. Grace &
                  Co.-Conn. (Filed as Exhibit 10(ii) to the Company's
                  Form 10-K filed with the SEC on March 28, 1994.)
           10 (e) Tax Sharing Agreement, dated as of January 27, 1994, by and among the Company, Foodmaker, Inc. and Chi-Chi's, Inc. (Filed as Exhibit 10(ll) to the Company's Form 10-
                  K filed with the SEC on March 28, 1994.)
           10 (f) Registration Rights Agreement, dated as of January 27,
                  1994, by and among the Company and certain of its shareholders. (Filed as Exhibit 10(mm) to the Company's
                  Form 10-K filed with the SEC on March 28, 1994.)
          *10 (g) The Company's 1997 Management Incentive Compensation
                  Plan Description.
          *10 (h) The Company's 1998 Management Incentive Compensation
                  Plan Description.
           10 (i) Termination of Management Services Agreement between
                  Leonard Green & Associates, L.P. and the Company, dated as of November 20, 1995. (Filed as Exhibit 10(s) to the
                  Company's Form 10-K filed with the SEC on March 31,
                  1997.)
           10 (j) Loan and Security Agreement, dated as of January 10,
                  1997, between Foothill Capital Corporation and the
                  Company and its subsidiaries named therein. (Filed as Exhibit 10(w) to the Company's Form 10-K filed with the SEC on March 31, 1997.)
           10 (k) General Continuing Guarantee, dated as of January 10,
                  1997, by the Company in favor of Foothill Capital
                  Corporation. (Filed as Exhibit 10(x) to the Company's
                  Form 10-K filed with the SEC on March 31, 1997.)
           10 (l) Form of subsidiary General Continuing Guarantee, dated as of January 10, 1997. (Filed as Exhibit 10(y) to the
                  Company's Form 10-K filed with the SEC on March 31,
                  1997.)
           10 (m) Security Agreement, dated as of January 10, 1997, between Foothill Capital Corporation and the Company.
                  (Filed as Exhibit 10(z) to the Company's Form 10-K filed with the SEC on March 31, 1997.)
           10 (n) Form of subsidiary Security Agreement, dated as of January 10, 1997, between Foothill Capital Corporation and the subsidiary named therein. (Filed as Exhibit 10(aa) to the Company's Form 10-K filed with the SEC on March 31, 1997.)
           10 (o) Stock Pledge Agreement, dated as of January 10, 1997, between the Company and Foothill Capital Corporation.
                  (Filed as Exhibit 10(bb) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

           10 (p)  Form of subsidiary Stock Pledge Agreement, dated as of
                   January 10, 1997, between the subsidiary named therein and Foothill Capital Corporation. (Filed as
                   Exhibit 10(cc) to the Company's Form 10-K filed with the SEC on March 31, 1997.)
           10 (q)  Trademark Security Agreement, dated as of January 10,
                   1997, by Chi-Chi's, Inc. in favor of Foothill Capital
                   Corporation. (Filed as Exhibit 10(dd) to the Company's
                   Form 10-K filed with the SEC on March 31, 1997.)
           10 (r)  Trademark Security Agreement, dated as of January 10,
                   1997, by El Torito Restaurants, Inc. in favor of
                   Foothill Capital Corporation. (Filed as Exhibit 10(ee) to the Company's Form 10-K filed with the SEC on March
                   31, 1997.)
           10 (s) First Amendment to the Loan and Security Agreement dated as of May 23, 1997 by and among the parties thereto. (Filed as Exhibit 10(gg) to the Company's
                   Form 10-Q filed with the SEC on August 13, 1997.)
           10 (t) Amendment Number Two to Loan and Security Agreement dated as of August 12, 1997 by and among the parties thereto. (Filed as Exhibit 10(hh) to the Company's
                   Form 10-Q filed with the SEC on November 12, 1997.)
           10 (u)  Distribution Service Agreement, dated as of November
                   1, 1997, between El Torito Restaurants, Inc. and The
                   SYGMA Network, Inc. (Portions of this document have been omitted pursuant to a request for confidential treatment.) (Filed as Exhibit 10(bb) to the Company's
                   Form 10-K filed with the SEC on March 30, 1998.)
           10 (v)  Distribution Service Agreement, dated as of April 30,
                   1997, between Chi-Chi's, Inc. and Sysco Corporation.
                   (Portions of this document have been omitted pursuant to a request for confidential treatment.) (Filed as
                   Exhibit 10(cc) to the Company's Form 10-K filed with the SEC on March 30, 1998.)
           10 (w) Stock Purchase Agreement dated as of June 9, 1998 by and between FRI-MRD Corporation and KKR. (Filed as Exhibit 10.1 to the Company's Form S-4 filed with the SEC on July 1, 1998.)
           10 (x) Bridge Loan Agreement dated as of June 9, 1998 among the Hamlet Group, Inc., as borrower, KKR, H.H.K. of
                   Virginia, and H.H. of Maryland, Inc., as guarantors, and FRI-MRD Corporation, as lender. (Filed as Exhibit
                   10.2 to the Company's Form S-4 filed with the SEC on July 1, 1998.)
           10 (y) Amendment Number Three to Loan and Security Agreement dated as of April 9, 1998 by and among the parties thereto. (Filed as Exhibit 10.29 to Amendment No. 1 to the Company's Form S-4 filed with the SEC on August
                   18, 1998.)
           10 (z) Amendment Number Four to Loan and Security Agreement dated as of June 9, 1998 by and among the parties thereto. (Filed as Exhibit 10.30 to Amendment No. 1 to the Company's Form S-4 filed with the SEC on August
                   18, 1998.)
           10 (aa) Amendment Number Five to Loan and Security Agreement dated as of October 30, 1998 by and among the parties thereto. (Filed as Exhibit 10(hh) to the Company's
                   Form 10-Q filed with the SEC on November 12, 1998.)
           10 (bb) Koo Koo Roo Enterprises, Inc. 1998 Stock Incentive
                   Plan. (Filed as Exhibit 10(ii) to the Company's Form
                   10-Q filed with the SEC on November 12, 1998.)
          *10 (cc) General Continuing Guarantee dated October 30, 1998 by
                   The Hamlet Group, Inc.
          *10 (dd) Amendment Number One to General Continuing Guarantee and Security Agreement, dated as of October 30, 1998 between Foothill and the Company.

          *10 (ee) Amendment Number One to Security Agreement dated
                   October 30, 1998 between Foothill and FRI-MRD
                   Corporation.
          *10 (ff) Amendment Number One to Stock Pledge Agreement dated
                   October 30, 1998 between Foothill Capital Corporation
                   and FRI-MRD Corporation.
          *10 (gg) General Continuing Guarantee dated October 30, 1998 by
                   KKR.
          *10 (hh) Security Agreement dated October 30, 1998 between
                   Foothill Capital Corporation and KKR.
          *10 (ii) Amended and Restated Employment Agreement dated as of
                   November 9, 1998 by and between Kevin S. Relyea, the
                   Company and certain subsidiaries.
          *10 (jj) Amended and Restated Employment Agreement dated as of
                   November 9, 1998 by and between Roger K. Chamness, the
                   Company and certain subsidiaries.
          *10 (kk) Amended and Restated Employment Agreement dated as of
                   November 9, 1998 by and between William D. Burt, the
                   Company and certain subsidiaries.
          *10 (ll) Employment Agreement dated as of November 1, 1998 by and between Gayle A. DeBrosse, the Company and certain
                   subsidiaries.
          *10 (mm) Nominating Agreement dated as of December 1, 1998 between the Company and AIF II, L.P.
          *10 (nn) Amendment Number Six to Loan and Security Agreement
                   dated as of February 26, 1999 by and among the parties
                   thereto.
          *21 (a)  List of Subsidiaries.
          *21 (b)  Names Under Which Subsidiaries Do Business.
          *23      Consent of KPMG LLP.
          *27      Financial Data Schedule.

  (b) Reports on Form 8-K

     On November 2, 1998, the Company filed a report on Form 8-K announcing the completion of the Merger.
--------
* Filed herewith.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KOO KOO ROO ENTERPRISES, INC.

                                               /s/ Robert T. Trebing, Jr.
                                          By: _________________________________
                                                   Robert T. Trebing, Jr.
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: March 29, 1999

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                             Title                     Date
             ---------                             -----                     ----

      /s/ Kevin S. Relyea            Chairman, President and Chief      March 29, 1999
____________________________________  Executive Officer (Principal
          Kevin S. Relyea             Executive Officer)

   /s/ A. William Allen, III         Director                           March 29, 1999
____________________________________
       A. William Allen, III

      /s/ Peter P. Copses            Director                           March 29, 1999
____________________________________
          Peter P. Copses

     /s/ George G. Golleher          Director                           March 29, 1999
____________________________________
         George G. Golleher

       /s/ Lee A. Iacocca            Director                           March 29, 1999
____________________________________
           Lee A. Iacocca

      /s/ David B. Kaplan            Director                           March 29, 1999
____________________________________
          David B. Kaplan

     /s/ Antony P. Ressler           Director                           March 29, 1999
____________________________________
         Antony P. Ressler

   /s/ Robert T. Trebing, Jr.        Executive Vice President and       March 29, 1999
____________________________________  Chief Financial Officer
       Robert T. Trebing, Jr.         (Principal Financial and
                                      Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
KOO KOO ROO ENTERPRISES, INC.

Independent Auditors' Report.............................................  F-2

Consolidated Balance Sheets as of December 27, 1998 and December 28,
 1997....................................................................  F-3

Consolidated Statements of Operations for the Years Ended December 27,
 1998, December 28, 1997 and December 29, 1996...........................  F-4

Consolidated Statements of Common Stockholders' Equity (Deficit) for the
 Years Ended December 27, 1998, December 28, 1997 and December 29, 1996..  F-5

Consolidated Statements of Cash Flows for the Years Ended December 27,
 1998, December 28, 1997 and December 29, 1996...........................  F-6

Notes to Consolidated Financial Statements...............................  F-8

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Koo Koo Roo Enterprises, Inc.:

  We have audited the accompanying consolidated balance sheets of Koo Koo Roo Enterprises, Inc. (formerly known as Family Restaurants, Inc.) and its subsidiaries as of December 27, 1998 and December 28, 1997, and the related consolidated statements of operations, common stockholders' equity (deficit) and cash flows for the years ended December 27, 1998, December 28, 1997 and December 29, 1996. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Koo Koo Roo Enterprises, Inc. and its subsidiaries as of December 27, 1998 and December 28, 1997, and the results of their operations and their cash flows for the years ended December 27, 1998, December 28, 1997 and December 29, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

KPMG LLP

Orange County, California
March 1, 1999

                         KOO KOO ROO ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                       December 27, December 28,
                                                           1998         1997
                                                       ------------ ------------
                                                           ($ in thousands)
                       ASSETS
                       ------

Current assets:
  Cash and cash equivalents..........................   $  17,707    $  32,518
  Receivables........................................       9,106        3,944
  Inventories........................................       5,020        4,569
  Other current assets...............................       3,957        4,086
                                                        ---------    ---------
    Total current assets.............................      35,790       45,117

Property and equipment, net..........................     201,314      183,601
Reorganization value in excess of amount allocable to
 identifiable assets, net............................      35,129       36,529
Costs in excess of net assets of business acquired,
 net.................................................      56,455            0
Other assets.........................................      19,498       24,521
                                                        ---------    ---------
                                                        $ 348,186    $ 289,768
                                                        =========    =========

        LIABILITIES AND STOCKHOLDERS' DEFICIT
        -------------------------------------

Current liabilities:
  Current portion of long-term debt, including
   capitalized lease obligations.....................   $   2,498    $   2,694
  Accounts payable...................................      22,447       13,959
  Self-insurance reserves............................      25,040       32,515
  Other accrued liabilities..........................      74,833       58,573
  Income taxes payable...............................       3,742        3,788
                                                        ---------    ---------
    Total current liabilities........................     128,560      111,529

Other long-term liabilities..........................       3,612        4,478
Long-term debt, including capitalized lease
 obligations, less current portion...................     237,151      199,955

Stockholders' deficit:
  Common stock--authorized 300,000,000 shares, par
   value $.01, 178,105,294 shares issued and
   outstanding in 1998 and 121,515,391 shares issued
   and outstanding in 1997...........................       1,781        1,215
  Additional paid-in capital.........................     222,353      154,729
  Accumulated deficit................................    (245,271)    (182,138)
                                                        ---------    ---------
    Total stockholders' deficit......................     (21,137)     (26,194)
                                                        ---------    ---------
                                                        $ 348,186    $ 289,768
                                                        =========    =========


          See accompanying notes to consolidated financial statements.

                         KOO KOO ROO ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Years Ended
                                       ----------------------------------------
                                       December 27,  December 28,  December 29,
                                           1998          1997          1996
                                       ------------  ------------  ------------
                                         ($ in thousands, except per share
                                                      amounts)

Sales................................  $   472,653   $   463,724   $   724,229
                                       -----------   -----------   -----------
Product costs........................      126,788       123,803       200,379
Payroll and related costs............      165,207       162,807       273,536
Occupancy and other operating
 expenses............................      125,177       129,428       181,730
Depreciation and amortization........       22,916        22,395        33,802
General and administrative expenses..       27,417        30,186        41,742
Opening costs........................        3,345           188           673
Loss on disposition of properties,
 net.................................        7,993         3,885         8,600
Provision for divestitures and write-
 down of long-lived assets...........       27,661         2,640             0
VCU termination expense..............        4,223             0             0
Restructuring costs..................            0             0         6,546
                                       -----------   -----------   -----------
  Total costs and expenses...........      510,727       475,332       747,008
                                       -----------   -----------   -----------
Operating loss.......................      (38,074)      (11,608)      (22,779)
Interest expense, net................       24,659        19,476        36,725
Gain on sale of division.............            0             0        62,601
                                       -----------   -----------   -----------
Income (loss) before income tax
 provision and extraordinary item....      (62,733)      (31,084)        3,097
Income tax provision.................          400           509           890
                                       -----------   -----------   -----------
Income (loss) before extraordinary
 item................................      (63,133)      (31,593)        2,207
Extraordinary gain on extinguishment
 of debt.............................            0             0       134,833
                                       -----------   -----------   -----------
Net income (loss)....................  $   (63,133)  $   (31,593)  $   137,040
                                       ===========   ===========   ===========
Net income (loss) per share--basic
 and diluted:
  Income (loss) before extraordinary
   item..............................  $     (0.48)  $     (0.26)  $      0.02
  Extraordinary item.................          --            --           1.11
                                       -----------   -----------   -----------
  Net income (loss)..................  $     (0.48)  $     (0.26)  $      1.13
                                       ===========   ===========   ===========
Weighted average shares outstanding--
 basic and diluted...................  131,309,797   121,515,391   121,515,391
                                       ===========   ===========   ===========


          See accompanying notes to consolidated financial statements.

                         KOO KOO ROO ENTERPRISES, INC.

        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)

           FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 27, 1998

                                                           Notes
                             Common Stock    Additional  Receivable
                          ------------------  Paid-in       from     Accumulated
                            Shares    Amount  Capital   Stockholders   Deficit     Total
                          ----------- ------ ---------- ------------ ----------- ---------
                                                  ($ in thousands)
Balance at December 31,
 1995...................  121,515,391 $1,215  $155,663     $(869)     $(287,585) $(131,576)
Net income..............            0      0         0         0        137,040    137,040
Cancellation of notes
 receivable from
 stockholders...........            0      0      (934)      869              0        (65)
                          ----------- ------  --------     -----      ---------  ---------
Balance at December 29,
 1996...................  121,515,391  1,215   154,729         0       (150,545)     5,399
Net loss................            0      0         0         0        (31,593)   (31,593)
                          ----------- ------  --------     -----      ---------  ---------
Balance at December 28,
 1997...................  121,515,391  1,215   154,729         0       (182,138)   (26,194)
Net loss................            0      0         0         0        (63,133)   (63,133)
Issuance of common stock
 to acquire KKR.........   56,589,903    566    67,437         0              0     68,003
VCU termination
 expense................            0      0       187         0              0        187
                          ----------- ------  --------     -----      ---------  ---------
Balance at December 27,
 1998...................  178,105,294 $1,781  $222,353     $   0      $(245,271) $ (21,137)
                          =========== ======  ========     =====      =========  =========




          See accompanying notes to consolidated financial statements.

                         KOO KOO ROO ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Years Ended
                                          --------------------------------------
                                          December 27, December 28, December 29,
                                              1998         1997         1996
                                          ------------ ------------ ------------
                                                     ($ in thousands)

               Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers..........   $ 471,716    $ 464,780    $ 727,849
  Cash received from franchisees and
   licensees............................       2,018        2,074        2,762
  Cash paid to suppliers and employees..    (454,024)    (465,069)    (711,462)
  Cash paid for VCU termination
   expense..............................      (4,036)           0            0
  Interest received.....................       1,931        2,119        4,176
  Interest paid.........................     (16,653)     (16,747)     (38,392)
  Opening costs.........................      (3,001)           0            0
  Restructuring costs...................           0            0       (6,546)
  Income taxes paid.....................        (446)        (262)        (244)
                                           ---------    ---------    ---------
    Net cash used in operating
     activities.........................      (2,495)     (13,105)     (21,857)
                                           ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property and
   equipment............................       4,862        1,492       25,115
  Proceeds from sale of FRD, net........           0            0      121,342
  Proceeds from sale of notes
   receivable, net......................           0        3,514       32,116
  Cash required for Merger and Hamlet
   Acquisition..........................     (17,016)           0            0
  Capital expenditures..................     (27,691)     (13,588)      (9,848)
  Mandatory lease buyback, net..........           0       (2,690)           0
  Lease termination payments............      (1,349)      (2,891)      (3,398)
  Capitalized opening costs.............           0         (532)        (235)
  Other.................................        (566)      (1,936)         (68)
                                           ---------    ---------    ---------
    Net cash provided by (used in)
     investing activities...............     (41,760)     (16,631)     165,024
                                           ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchases of notes..................           0            0      (32,513)
  Net proceeds from issuance of notes...      33,304       33,947            0
  Repayments of working capital
   borrowings, net......................           0            0      (79,815)
  Payment of debt issuance costs........      (1,141)      (2,418)        (278)
  Reductions of long-term debt,
   including capitalized lease
   obligations..........................      (2,719)      (3,095)      (5,111)
                                           ---------    ---------    ---------
    Net cash provided by (used in)
     financing activities...............      29,444       28,434     (117,717)
                                           ---------    ---------    ---------
Net increase (decrease) in cash and cash
 equivalents............................     (14,811)      (1,302)      25,450
Cash and cash equivalents at beginning
 of period..............................      32,518       33,820        8,370
                                           ---------    ---------    ---------
Cash and cash equivalents at end of
 period.................................   $  17,707    $  32,518    $  33,820
                                           =========    =========    =========

                         KOO KOO ROO ENTERPRISES, INC.

                                                  For the Years Ended
                                         --------------------------------------
                                         December 27, December 28, December 29,
                                             1998         1997         1996
                                         ------------ ------------ ------------
                                                    ($ in thousands)

 Reconciliation of Net Income (Loss) to Net Cash Used in Operating Activities

Net income (loss)......................    $(63,133)    $(31,593)   $ 137,040
                                           --------     --------    ---------
Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities:
  Depreciation and amortization........      22,916       22,395       33,802
  Amortization of debt issuance costs..       1,250        1,084        2,125
  Expense of unamortized opening
   costs...............................         344            0            0
  Loss on disposition of properties....       7,993        3,885        8,600
  Provision for divestitures and write-
   down of long-lived assets...........      27,661        2,640            0
  VCU termination expense related to
   stock options.......................         187            0            0
  Gain on sale of division.............           0            0      (62,601)
  Extraordinary gain on extinguishment
   of debt.............................           0            0     (134,833)
  Accretion of interest on notes.......       8,757        2,845        9,025
  (Increase) decrease in receivables...        (819)         304        1,661
  (Increase) decrease in inventories...          93          (32)       1,176
  (Increase) decrease in other current
   assets..............................          30         (342)       3,563
  Increase (decrease) in accounts
   payable.............................       4,767       (5,041)      (4,792)
  Decrease in self-insurance reserves..      (7,475)      (2,457)        (382)
  Decrease in other accrued
   liabilities.........................      (5,020)      (7,040)     (17,507)
  Increase (decrease) in income taxes
   payable.............................         (46)         247        1,266
                                           --------     --------    ---------
    Total adjustments..................      60,638       18,488     (158,897)
                                           --------     --------    ---------
Net cash used in operating activities..    $ (2,495)    $(13,105)   $ (21,857)
                                           ========     ========    =========

Supplemental schedule of noncash investing and financing activities:

Capital expenditures and cash flows from financing activities exclude capitalized leases of $903 in 1998.

See Note 2 for discussion of the Merger.

See Note 7 for discussion of repurchases of the Notes.

Disclosure of accounting policy:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


          See accompanying notes to consolidated financial statements.

                         KOO KOO ROO ENTERPRISES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For Each of the Three Years in the Period Ended December 27, 1998

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Koo Koo Roo Enterprises, Inc., formerly known as Family Restaurants, Inc. (together with its subsidiaries, the "Company"), was incorporated in Delaware in 1986. The Company is primarily engaged in the operation of restaurants in the full-service and fast-casual segments, through its subsidiaries. Information relating to periods ending prior to October 30, 1998 included herein relates to the historical operations of Family Restaurants, Inc. and, except as otherwise indicated, does not reflect the operations of Koo Koo Roo, Inc., a Delaware corporation ("KKR"), which the Company acquired on October 30, 1998. At December 27, 1998, the Company operated 314 restaurants in 28 states, approximately 65% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 23 restaurants outside the United States.

 Fiscal year

  The Company reports results of operations based on 52 or 53 week periods ending on the last Sunday in December. The fiscal years ended December 27, 1998, December 28, 1997 and December 29, 1996 included 52 weeks.

 Principles of consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

  Losses on disposition of properties are recognized when a commitment to divest a restaurant property is made by the Company and include estimated carrying costs through the expected disposal date.

 Advertising

  Production costs of commercials and programming are charged to operations when aired. Costs of other advertising, promotion and marketing programs are charged to operations in the year incurred.

                         KOO KOO ROO ENTERPRISES, INC.

 Franchise and license fees

  Initial franchise and license fees are recognized when all material services have been performed and conditions have been satisfied. Initial fees for 1998 totaled $350,000 and were insignificant for 1997 and 1996. Monthly fees for all franchise and license arrangements are accrued as earned based on the respective monthly sales. Such fees totaled $1,331,000 for 1998, $2,215,000 for 1997 and $2,802,000 for 1996 and offset general and administrative expenses.

 Reorganization value

  Reorganization value in excess of amounts allocable to identifiable assets is amortized using the straight-line method over 30 years. Accumulated amortization of reorganization value amounted to $6,896,000 at December 27, 1998 and $5,496,000 at December 28, 1997.

 Costs in excess of net assets of business acquired, net

  Costs in excess of net assets of business acquired is amortized using the straight-line method over 40 years. Accumulated amortization amounted to $244,000 at December 27, 1998.

 Impairment of long-lived assets

  Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which generally requires the assessment of certain long-lived assets for possible impairment when events or circumstances indicate the carrying value of these assets may not be recoverable.

  The Company evaluates property and equipment for impairment by comparison of the carrying value of the assets to estimated undiscounted cash flows (before interest charges) expected to be generated by the asset over its estimated remaining useful life. In addition, the Company's evaluation considers data such as continuity of personnel, changes in the operating environment, name identification, competitive information and market trends. Finally, the evaluation considers changes in management's strategic direction or market emphasis. When the foregoing considerations suggest that a deterioration of the financial condition of the Company or any of its assets has occurred, the Company measures the amount of an impairment, if any, based on the estimated fair value of each of its assets.

  As a result of a continued review of operating results, the Company identified nine unprofitable Chi-Chi's and three unprofitable El Torito restaurants which may either take too long to recover profitability or may not recover at all, despite current marketing and cost control programs. In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded a write-down of long-lived assets of $4.8 million during the fourth quarter of 1998 to reduce the assets' carrying value to their estimated fair market value.

  Also, during 1997, the Company identified 18 unprofitable Chi-Chi's restaurants with impaired values. In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded a write-down of long-lived assets of $2.6 million during the second quarter of 1997 to reduce the assets' carrying value to their estimated fair market value.

 Opening costs

  Opening costs are incurred in connection with the opening or remodeling of a restaurant and are principally related to stocking the restaurant and training its staff. Through the year ended December 28, 1997, the

                         KOO KOO ROO ENTERPRISES, INC.

Company's policy had been to capitalize such opening costs and amortize them over one year. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which specifies that all costs of start-up activities, including restaurant opening costs, should be expensed as incurred. Although SOP 98-5 is effective for fiscal years beginning after December 15, 1998, early adoption was allowed, and the Company adopted the provisions of SOP 98-5 in the quarter ended March 29, 1998.

  Accordingly, $344,000 of unamortized opening costs at December 28, 1997 (classified as other current assets) was expensed in the condensed consolidated statement of operations for the quarter ended March 29, 1998. Opening costs incurred during 1998 were $3,001,000. Amortization of opening costs of $188,000 and $673,000 in 1997 and 1996, respectively, has been reclassified in the accompanying consolidated statements of operations.

 Net income (loss) per common share

  Statement of Financial Acocunting Standards ("SFAS") No. 128, "Earnings per Share" specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The impact of common stock equivalents has not been included since the impact would be antidilutive for all periods presented.

 Share and per share restatement

  On October 30, 1998, the Company declared a stock dividend pursuant to which approximately 121.96 shares of Company Common Stock were distributed for each share of Company Common Stock outstanding immediately prior to the Merger. All data with respect to earnings (loss) per share and share information in the consolidated financial statements has been retroactively adjusted to reflect the stock dividend.

 Stock-based employee compensation

  As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company measures stock-based employee compensation cost for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations and includes pro forma information in Note 13. Accordingly, compensation cost for the stock option grants to employees is measured as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock.

 Comprehensive income

  In 1998, the Company adopted SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 did not impact the Company's consolidated financial statements or related disclosures as the Company does not have any components of other comprehensive income. Therefore, comprehensive income (loss) equaled net income (loss) for all periods presented.

 Segment disclosures

  In 1998, the Company adopted SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments. The Company's reportable segments are based on restaurant operating divisions.

                         KOO KOO ROO ENTERPRISES, INC.

 Income taxes

  The Company accounts for income taxes using the principles specified in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

 Reclassifications

  Certain amounts as previously reported have been reclassified to conform to the 1998 presentation.

NOTE 2--KKR MERGER:

  On October 30, 1998, the Company, FRI-Sub, Inc. ("Merger Sub"), an indirect wholly owned subsidiary of the Company, and KKR consummated a merger (the "Merger"), pursuant to which Merger Sub was merged with and into KKR, with KKR as the surviving corporation. The Merger was effected after KKR received stockholder approval for the Merger at a special meeting of KKR stockholders held on October 30, 1998.

  As a result of the Merger, each outstanding share of common stock, $.01 par value, of KKR was converted into the right to receive one share of common stock, par value $.01 per share, of the Company (the "Company Common Stock"). Accordingly, the aggregate number of shares of Company Common Stock issued in the Merger was approximately 56.6 million. Immediately prior to the Merger, a stock dividend was declared pursuant to which approximately 121.96 shares of Company Common Stock were distributed for each share of Company Common Stock outstanding immediately prior to the Merger. Prior to the Merger, the Company provided a $3 million loan to a subsidiary of KKR which was repaid after completion of the Merger. Additionally, in connection with the Merger, FRI-MRD Corporation, a wholly owned subsidiary of the Company ("FRI-MRD"), issued $24 million aggregate face amount of new senior secured discount notes (the "New MRD Notes") pursuant to the Senior Secured Discount Note Agreement dated June 9, 1998 for which it received net proceeds of $21.7 million and the Company expanded the Foothill Credit Facility (as defined below) by an additional
$20 million. The proceeds from the sale of the New MRD Notes were used to acquire all of the outstanding capital stock of The Hamlet Group, Inc. ("Hamlet") from KKR immediately prior to the consummation of the Merger (the "Hamlet Acquisition"). The Merger and the Hamlet Acquisition were accounted for as a purchase. Accordingly, the results of operations and financial position of KKR (including Hamlet) are combined with the results of operations and financial position of the Company subsequent to the purchase.

  The assets acquired, including the costs in excess of net assets of business acquired, and liabilities assumed in the Merger and the Hamlet Acquisition are as follows ($ in thousands):

       Tangible assets acquired at fair value......................... $ 44,915
       Costs in excess of net assets of business acquired.............   56,699
       Liabilities assumed at fair value..............................  (16,595)
                                                                       --------
       Total purchase price........................................... $ 85,019
                                                                       ========

  The allocation of purchase price to the fair value of tangible assets acquired and liabilities assumed is dependent upon certain valuations and other studies that have not progressed to a stage where there is sufficient information to make a definitive allocation. Although the purchase price allocation is preliminary, the Company does not anticipate that there will be significant changes necessary to arrive at the final allocation.

  The following table summarizes unaudited pro forma combined financial information for the Company, assuming the Merger and the Hamlet Acquisition occurred as of the beginning of fiscal 1997. The unaudited pro forma combined financial information is not indicative of the results of operations of the combined companies

                         KOO KOO ROO ENTERPRISES, INC.

that would have occurred had the Merger and the Hamlet Acquisition occurred at the beginning of the periods presented, nor is it indicative of future operating results. The unaudited pro forma adjustments are based upon currently available information and certain assumptions that management believes are reasonable under the circumstances.

                                                          Fiscal Year Ended
                                                      -------------------------
                                                      December 27, December 28,
                                                          1998         1997
                                                      ------------ ------------
                                                             (Pro Forma)
                                                       ($ in thousands, except
                                                           per share data)
     Consolidated Statements of Operations
      Information--
       Sales........................................    $546,683     $532,062
       Net loss.....................................    $(87,219)    $(55,205)
       Pro forma basic and diluted loss per common
        share.......................................    $  (0.49)    $  (0.31)
       Pro forma weighted average number of common
        shares outstanding (in thousands)...........     178,105      178,105

NOTE 3--RECEIVABLES:

  A summary of receivables follows:

                                                                   1998   1997
                                                                  ------ ------
                                                                      ($ in
                                                                   thousands)
     Trade, principally credit cards............................. $3,113 $2,057
     License and franchise fees and related receivables..........    254    341
     FRD Notes...................................................  3,250      0
     Interest on FRD Notes.......................................    186    186
     Notes receivable............................................    153    127
     Other.......................................................  2,150  1,233
                                                                  ------ ------
                                                                  $9,106 $3,944
                                                                  ====== ======

NOTE 4--STRATEGIC DIVESTMENT PROGRAM AND SALE OF RESTAURANTS:

  In the fourth quarter of 1998, 48 non-strategic Chi-Chi's restaurants were designated for divestment (the "Strategic Divestment Program"). In conjunction with the Strategic Divestment Program, the Company recorded a provision for divestitures of $22,884,000. This provision consisted of (i) $10,628,000 for the write-down to net realizable value of the property and equipment associated with such restaurants, (ii) $1,465,000 for severance costs associated with approximately three regional managers and 144 restaurant managers in connection with the restaurants to be divested and (iii) $10,791,000 for costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. During 1998, these restaurants had sales of $48,969,000 and restaurant level operating losses of $3,978,000. Most of the restaurants are still in operation, and, accordingly, only $1,645,000 of the divestiture reserves have been utilized as of December 27, 1998. The Strategic Divestment Program is scheduled to be completed over a 12 to 18 month timeframe and the operating results will be included in the Company's consolidated statement of operations until the divestments are completed.

  On March 1, 1996, the Company entered into a definitive agreement (the "Sale Agreement") to sell its family restaurant division which operated full-service family restaurants (the "Family Restaurant Division"). On May 23, 1996, the Company completed the sale of the Family Restaurant Division in exchange for $125 million cash, $150 million principal amount of 12 1/2% Senior Notes due in 2004 (the "FRD Notes"), and the assumption of $31.5 million of long-term debt, primarily consisting of capitalized lease obligations. Based on the subsequent

                         KOO KOO ROO ENTERPRISES, INC.

completion of a closing balance sheet, the purchase price was increased and such increase was satisfied by the issuance of $6.9 million in additional FRD Notes. The Company recorded a gain of $62.6 million on the sale of the Family Restaurant Division, which gain included the effect of the increase in purchase price of $6.9 million discussed above. Cash proceeds from the sale were used to pay indebtedness outstanding under the Old Credit Facility (see
Note 7) of $82 million, to help fund the repurchases of the Notes and for general corporate purposes. As of December 27, 1998, the Company had sold or exchanged $153.65 million aggregate principal amount of the FRD Notes. The remaining balance of $3.25 million was sold in January 1999.

NOTE 5--PROPERTY AND EQUIPMENT:

  A summary of property and equipment follows:

                                                               1998      1997
                                                             --------  --------
                                                             ($ in thousands)
     Land................................................... $ 23,700  $ 26,890
     Buildings and improvements.............................  156,220   150,223
     Furniture, fixtures and equipment......................   92,887    73,218
     Projects under construction............................   13,592     5,684
                                                             --------  --------
                                                              286,399   256,015
     Accumulated depreciation and amortization..............  (85,085)  (72,414)
                                                             --------  --------
                                                             $201,314  $183,601
                                                             ========  ========

  Property under capitalized leases in the amount of $12,104,000 at December 27, 1998 and $20,880,000 at December 28, 1997 is included in buildings and improvements. Accumulated amortization of property under capitalized leases amounted to $6,287,000 at December 27, 1998 and $8,871,000 at December 28, 1997. These capitalized leases primarily relate to the buildings on certain restaurant properties; the land portions of these leases are accounted for as operating leases.

  In addition, property under capitalized leases in the amount of $810,000 at December 27, 1998 is included in furniture, fixtures and equipment. Accumulated amortization of this property under capitalized leases amounted to $184,000 at December 27, 1998.

  Depreciation and amortization relating to property and equipment was $21,271,000 for 1998, $20,994,000 for 1997 and $30,253,000 for 1996, of which
$2,169,000, $2,236,000 and $4,357,000, respectively, was related to amortization of property under capitalized leases.

  A majority of the capitalized and operating leases have original terms of 25 years, and substantially all of these leases expire in the year 2009 or later. Most leases have renewal options. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in most cases, contingent rent, calculated as a percentage of sales, in excess of minimum rent. The total amount of contingent rent under capitalized leases for the years ended December 27, 1998, December 28, 1997 and December 29, 1996 was $938,000, $934,000 and $2,425,000, respectively. Total rental expense for all operating leases comprised the following:

                                                       1998     1997     1996
                                                      -------  -------  -------
                                                         ($ in thousands)
     Minimum rent.................................... $35,476  $35,521  $45,063
     Contingent rent.................................   1,417    1,235    2,058
     Less: Sublease rent.............................  (5,903)  (6,434)  (6,293)
                                                      -------  -------  -------
                                                      $30,990  $30,322  $40,828
                                                      =======  =======  =======

                         KOO KOO ROO ENTERPRISES, INC.

  At December 27, 1998, the present value of capitalized lease payments and the future minimum lease payments on noncancellable operating leases were:

                                                           Capitalized Operating
     Due in                                                  Leases     Leases
     ------                                                ----------- ---------
                                                             ($ in thousands)
     1999.................................................  $  2,312   $ 32,905
     2000.................................................     2,096     32,086
     2001.................................................     1,659     31,122
     2002.................................................     1,379     28,308
     2003.................................................     1,058     25,404
     Later years..........................................     3,336     90,852
                                                            --------   --------
     Total minimum lease payment..........................    11,840   $240,677
                                                                       ========
     Interest.............................................    (3,530)
                                                            --------
     Present value of minimum lease payments..............  $  8,310
                                                            ========

  The future lease payments summarized above include commitments for leased properties included in the Company's divestiture program.

NOTE 6--OTHER ASSETS:

  A summary of other assets follows:

                                                                 1998     1997
                                                               -------- --------
                                                               ($ in thousands)
     Liquor licenses.......................................... $  6,014 $  5,910
     Debt issuance costs......................................    4,857    4,918
     Notes receivable.........................................    7,655    9,898
     FRD Notes................................................        0    3,250
     Other....................................................      972      545
                                                               -------- --------
                                                               $ 19,498 $ 24,521
                                                               ======== ========

  Debt issuance costs are amortized over the terms of the respective loan agreements.

NOTE 7--LONG-TERM DEBT, INCLUDING CAPITALIZED LEASE OBLIGATIONS:

  Long-term debt, including capitalized lease obligations, is comprised of the following:

                                                                1998     1997
                                                              -------- --------
                                                              ($ in thousands)
     9 3/4% Senior Notes..................................... $103,456 $103,456
     10 7/8% Senior Subordinated Discount Notes..............   30,900   30,900
     15% Senior Discount Notes...............................   69,111   48,514
     14% Senior Secured Discount Notes.......................   22,179        0
     Capitalized lease obligations...........................    8,310   14,595
     Other...................................................    3,145    1,922
                                                              -------- --------
                                                               237,101  199,387
     Deferred gain on debt exchange..........................    2,548    3,262
                                                              -------- --------
                                                               239,649  202,649
     Amounts due within one year.............................    2,498    2,694
                                                              -------- --------
                                                              $237,151 $199,955
                                                              ======== ========

                         KOO KOO ROO ENTERPRISES, INC.

  On January 27, 1994, the Company sold $300 million principal amount of 9 3/4% Senior Notes due in full in 2002 (the "Senior Notes") and $150 million principal amount ($109 million in proceeds) of 10 7/8% Senior Subordinated Discount Notes due in full in 2004 (the "Discount Notes" and, together with the Senior Notes, the "Notes"), and the Company and certain of its subsidiaries entered into a $150 million senior secured revolving credit facility with a $100 million sub-limit for standby letters of credit, which was to be used for general corporate purposes including working capital, debt service and capital expenditure requirements (the "Old Credit Facility").

  On January 10, 1997, the Company entered into a five-year, $35 million credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"), which replaced the Old Credit Facility, to provide for the ongoing working capital needs of the Company. In connection with the Merger, the Company increased the Foothill Credit Facility to $55 million. The Foothill Credit Facility now provides for up to $35 million in revolving cash borrowings and up to $55 million in letters of credit (less the outstanding amount of revolving cash borrowings). The Foothill Credit Facility is secured by substantially all of the real and personal property of the Company and contains restrictive covenants. The Company is in compliance with all financial ratios at December 27, 1998. Standby letters of credit are issued under the Foothill Credit Facility primarily to provide security for future amounts payable by the Company under its workers' compensation insurance program ($13,131,000 of such letters of credit were outstanding as of December 27, 1998). No revolving cash borrowings were outstanding as of December 27, 1998.

  The Senior Notes require semiannual interest payments on February 1 and August 1 of each year and will mature on February 1, 2002. The Senior Notes are redeemable at the option of the Company after February 1, 1999. Such notes may now be redeemed at prices starting at 102.786% and declining ratably to 100% at February 1, 2001. Cash interest payments on the Discount Notes began on August 1, 1997 and will continue to be paid on February 1 and August 1 of each year, and such notes will mature on February 1, 2004. The Discount Notes are redeemable at the option of the Company after February 1, 1999. Such notes may now be redeemed at prices starting at 104.078% and declining ratably to 100% at February 1, 2002.

  On July 3, 1996, the Company repurchased $151 million aggregate principal amount of the Senior Notes and $108.6 million aggregate principal amount of the Discount Notes in exchange for (or from the proceeds from the sale of) $133.5 million aggregate principal amount of the FRD Notes. On December 19, 1996, the Company repurchased $30 million aggregate principal amount of the Senior Notes for $18.6 million. In separate transactions, the Company repurchased (i) an additional $8.5 million aggregate principal amount of the Discount Notes in the third quarter of 1996 and (ii) $2 million aggregate principal amount of the Discount Notes in the fourth quarter of 1996. The Company recognized an extraordinary gain of $134.8 million as a result of these repurchases.

  On August 12, 1997, FRI-MRD issued senior discount notes (the "Senior Discount Notes") in the face amount of $61 million at a price of approximately 75% of par. The Senior Discount Notes are due on January 24, 2002. No cash interest is payable on the Senior Discount Notes until July 31, 1999, at which time interest will be payable in cash semi-annually at the rate of 15% per annum, with the first cash interest payment due on January 31, 2000. The Senior Discount Notes were issued to certain existing holders of the Company's Senior Notes in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash. The gain of $3,548,000 realized on the exchange of Senior Notes has been deferred and classified as an element of long-term debt in accordance with the guidelines of Emerging Issues Task Force Issue No. 96-19 because the present value of the cash flows of the Senior Discount Notes was not at least 10% different from the present value of the cash flows of the Senior Notes exchanged. The deferred gain is being amortized as a reduction of interest expense over the life of the Senior Discount Notes. On January 14 and 15, 1998, FRI-MRD issued an additional $14 million aggregate face amount of the Senior Discount Notes to the same purchasers at a price of 83% of par. FRI-MRD received approximately $11.6 million in cash as a result of this subsequent sale. Proceeds from the sales of the Senior Discount Notes have been and will continue to be used to fund the Company's capital expenditure programs and for general corporate purposes.

                         KOO KOO ROO ENTERPRISES, INC.

  On June 9, 1998, FRI-MRD entered into a Note Agreement pursuant to which FRI-MRD issued $24 million aggregate face amount of New MRD Notes on October 30, 1998 at a price of approximately 90% of par resulting in net proceeds of $21.7 million. The New MRD Notes are due on January 24, 2002. No cash interest is payable on the New MRD Notes until July 31, 1999, at which time interest will be payable in cash semi-annually at the rate of 14% per annum with the first cash interest payment due on January 31, 2000. The New MRD Notes are redeemable by FRI-MRD, in whole or in part, on or before January 23, 2001, at a price of 105% of the accreted value thereof, or after January 23, 2001, at a price of 102.5% of the accreted value thereof. Proceeds from the sale of the New MRD Notes were used exclusively to purchase all of the outstanding shares of Hamlet, and the New MRD Notes are secured by all of such outstanding shares of Hamlet.

  The Company continues to be highly leveraged and has significant debt service requirements. In order to continue to fund its capital expenditure programs, management has begun considering various alternatives to reduce near-term debt service requirements and extend current maturity dates. There can be no assurance that the Company will be able to repay or refinance its Senior Notes and its 10 7/8% Senior Subordinated Discount Notes due 2004, or that FRI-MRD will be able to repay or refinance the Senior Discount Notes or the New MRD Notes, at their respective maturities. The Company continues to consider additional sources of cash, such as sale of non-core assets.

  Maturities of long-term debt, including capitalized lease obligations, during the four years subsequent to December 26, 1999 are as follows:
$2,687,000 in 2000, $2,481,000 in 2001, $204,027,000 in 2002 and $1,142,000 in
2003.

NOTE 8--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

  The recorded amounts of the Company's cash and cash equivalents, receivables, accounts payable, self-insurance reserves, other accrued liabilities and certain financial instruments included in other assets at December 27, 1998 and December 28, 1997 approximate fair value. The fair value of the Company's long-term debt, excluding capitalized lease obligations, is estimated as follows:

                                                    1998             1997
                                              ---------------- ----------------
                                              Recorded  Fair   Recorded  Fair
                                               Amount   Value   Amount   Value
                                              -------- ------- -------- -------
                                                      ($ in thousands)
     Senior Notes............................ $103,456 $65,177 $103,456 $82,765
     Discount Notes..........................   30,900  18,540   30,900  22,866
     Senior Discount Notes...................   69,111  67,781   48,514  50,630
     Senior Secured Discount Notes...........   22,179  22,179        0       0
     Other...................................    3,145   2,903    1,922   1,692

  The fair values of the Senior Notes and Discount Notes are based on an average market price of these instruments as of the end of fiscal 1998 and 1997. The fair values of the Senior Discount Notes and Senior Secured Discount Notes as of the end of fiscal 1998 are based on an assessment of the value of the notes by an investment banking firm which takes into account the accreted values of the Senior Discount Notes and Senior Secured Discount Notes on such date, historical sale price information and other relevant pricing information. The fair value of the Senior Discount Notes as of the end of fiscal 1997 is based on the issuance of the remaining $14 million in face value of the Notes at a price of 83% of par on January 14 and 15, 1998. The fair value of the other debt is estimated using discount rates which the Company believes would be available to it for debt with similar terms and average maturities.

  The Company has no instruments or transactions subject to the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."

                         KOO KOO ROO ENTERPRISES, INC.

NOTE 9--OTHER ACCRUED LIABILITIES:

  A summary of other accrued liabilities follows:

                                                                 1998    1997
                                                                ------- -------
                                                                     ($ in
                                                                  thousands)
     Wages, salaries and bonuses............................... $17,618 $16,251
     Carrying costs of closed properties.......................  12,282  12,407
     Reserve for divestitures..................................  10,611       0
     Interest..................................................   5,689   5,773
     Property taxes............................................   2,744   2,993
     Sales tax.................................................   3,443   2,612
     Utilities.................................................   3,340   1,996
     Accrued rent..............................................     372     452
     Other.....................................................  18,734  16,089
                                                                ------- -------
                                                                $74,833 $58,573
                                                                ======= =======

  Carrying costs of closed properties represent the estimated future costs associated with the Company's closed and subleased restaurants which consists primarily of the net present value of lease subsidies which are mainly comprised of the excess of future lease payments over estimated sublease revenues.

NOTE 10--INCOME TAXES:

  The Company reported a loss for tax purposes in 1998, 1997 and 1996. Accordingly, the income tax provisions for each year primarily reflect certain state and local taxes. On a tax return basis, the Federal regular operating loss carryforwards amounted to approximately $241.4 million ($241.5 million of alternative minimum tax operating loss carryforwards) and expire in 2003 through 2019. The Company had approximately $711,000 of tax credit carryforwards which expire in 2003 and 2004.

  At December 27, 1998, the Company and its subsidiaries had tax credit carryforwards of approximately $2.1 million not utilized by W. R. Grace & Co.- Conn. ("Grace"). In accordance with the 1986 acquisition from Grace, the Company must reimburse Grace for 75% of the benefit of these tax credits if they are utilized in future Company tax returns. Further, El Torito Restaurants, Inc. (a wholly owned subsidiary of the Company) has approximately $12 million of tax depreciation deductions not claimed in Grace tax returns as a result of a tax sharing agreement. The Company will also reimburse Grace for 75% of any tax savings generated by these deductions.

  As a result of the acquisition of Chi-Chi's, the Company has net operating loss and credit carryforwards not used by Chi-Chi's of $50.7 million and $6.8 million, respectively. The net operating losses expire beginning in 2004 through 2009 and the credit carryovers expire in various years from 2004 through 2009. The acquisition of Chi-Chi's, as well as the 1992 acquisition of a previous franchisee by Chi-Chi's, triggered ownership changes for Federal income tax purposes which result in separate annual limitations on the availability of these losses and credits.

  Further, as a result of the Merger and the Hamlet Acquisition, the Company has net operating losses not used by KKR of $42.3 million. The net operating losses expire beginning in 2005 through 2013. The Merger triggered an ownership change for KKR in 1998 for Federal income tax purposes, which, along with an ownership change for KKR in 1995, results in separate annual limitations on the availability of these losses.

  The Company does not believe that it underwent an ownership change causing a limitation on the use of tax attributes as a result of the Merger and the Hamlet Acquisition. Nevertheless, no assurance can be given that there will not be other transactions that could cause the Company to undergo such an ownership change.

                         KOO KOO ROO ENTERPRISES, INC.

  A reconciliation of income tax expense to the amount of income tax benefit that would result from applying the Federal statutory rate (35% for 1998, 1997 and 1996) to loss before income taxes is as follows:

                                                     Fiscal Year Ended
                                                 ----------------------------
                                                 Dec. 27,  Dec. 28,  Dec. 29,
                                                   1998      1997      1996
                                                 --------  --------  --------
                                                      ($ in thousands)
     Provision (benefit) for income taxes at
      statutory rate............................ $(21,956) $(10,879) $ 48,276
     State taxes, net of Federal income tax
      benefit...................................      242       219       249
     Foreign taxes..............................        0         0        92
     Nondeductible goodwill.....................      556       490     1,242
     Change in deferred tax asset which is
      subject to a full valuation reserve and
      other.....................................   21,558    10,679   (48,969)
                                                 --------  --------  --------
                                                 $    400  $    509  $    890
                                                 ========  ========  ========

  At December 27, 1998 and December 28, 1997, the Company's deferred tax asset was $165,686,000 and $134,717,000, respectively, and deferred tax liability was $5,667,000 and $17,456,000, respectively. The major components of the Company's net deferred taxes of $160,019,000 at December 27, 1998 and $117,261,000 at December 28, 1997 are as follows:

                                                            1998       1997
                                                          ---------  ---------
                                                           ($ in thousands)
     Depreciation........................................ $  (5,667) $ (17,456)
     Net operating loss and credit carryforwards.........   132,257    103,909
     Capitalized leases..................................       852        817
     Carrying costs and other reserves...................     8,717      5,120
     Self-insurance reserves.............................     9,642     12,915
     Straight-line rent..................................     1,423      1,811
     Reorganization costs................................     6,479      4,700
     Other...............................................     6,316      5,445
                                                          ---------  ---------
                                                            160,019    117,261
     Valuation allowance.................................  (160,019)  (117,261)
                                                          ---------  ---------
                                                          $       0  $       0
                                                          =========  =========

  The increase in the valuation allowance for 1998 resulted from two primary factors. First, $21,558,000 of the increase resulted from the normal occurrence of temporary differences, including the current year tax loss. Second, the Merger and Hamlet Acquisition resulted in the acquisition of approximately $21,200,000 of deferred tax assets that were subject to a full valuation allowance.

NOTE 11--BENEFIT PLANS:

  The Company maintains certain incentive compensation and related plans for executives and key operating personnel, including restaurant and field management. Expenses for these plans were $4,261,000, $4,062,000 and $10,374,000 for 1998, 1997 and 1996, respectively.

  The Company provides a savings plan pursuant to Section 401(k) of the Internal Revenue Code, which allows administrative and clerical employees who have satisfied the service requirements to contribute from 2% to 12% of their pay on a pre-tax basis. The Company contributes an amount equal to 20% of the first 4% of compensation that is contributed by the participant. The Company's contributions under this plan were $151,000, $156,000 and $164,000 in 1998, 1997 and 1996, respectively.

                         KOO KOO ROO ENTERPRISES, INC.

  The Company also maintains an unfunded, non-qualified deferred compensation plan, which was created in 1994 for key executives and other members of management who were then excluded from participation in the qualified savings plan. This plan allows participants to defer up to 50% of their salary on a pre-tax basis. The Company contributes an amount equal to 20% of the first 4% contributed by the employee. The Company's contributions under the non-qualified deferred compensation plan were $70,000, $37,000 and $38,000 in 1998, 1997 and 1996, respectively. In each plan, a participant's right to Company contributions vests at a rate of 25% per year of service.

NOTE 12--RELATED PARTY TRANSACTIONS:

  Foodmaker, Inc. ("Foodmaker") provided distribution services through May 1997 to a portion of the Company's restaurants, principally those operated under the Chi-Chi's name. No distribution services were provided during 1998. Distribution sales to those restaurants for the years ended December 28, 1997 and December 29, 1996 aggregated $21,844,000 and $63,785,000, respectively.

  Apollo FRI Partners, L.P. ("Apollo") and Green Equity Investors, L.P. ("GEI") charged a combined monthly fee of $100,000 for providing certain management services to the Company until October 30, 1998. In November 1995, the management services arrangement with GEI was terminated. In the fourth quarter of 1998, it was determined that the Company would not be required to pay $2.5 million of such fees accrued for the benefit of Apollo at December 28, 1997 and any fees charged in 1998. Accordingly, the reversal of such fees is included as a reduction in 1998 general and administrative expenses. The Company had total management services fees payable to Apollo and GEI of $750,000 and $3,250,000 at December 27, 1998 and December 28, 1997,
respectively.

NOTE 13--STOCK OPTIONS:

  At December 27, 1998, the Company had three stock option plans. Options to purchase common stock are generally granted at the fair market value of the stock on date of grant.

  Certain officers and employees of the Company were granted stock options under the Family Restaurants, Inc. 1994 Incentive Stock Option Plan. As a result of the Merger, the stock option agreements for these individuals were amended to convert the number of options and strike prices for the merged Company's common stock. Additionally, the Company assumed existing stock option plans of KKR in connection with the Merger, and all options under such KKR plans are fully vested.

  Certain officers, employees and directors of the Company were granted stock options to purchase approximately 12,703,000 shares under a new stock option plan, the Koo Koo Roo Enterprises, Inc. 1998 Stock Incentive Plan, which was approved November 9, 1998 by the Company's board of directors. The stock options granted to officers and employees vest ratably over a four year period and have a ten year term. The stock options granted to directors were immediately vested and have a ten year term. Under the Company's 1998 Stock Incentive Plan, a maximum of approximately 20,787,000 shares of common stock are available for stock option grants.

  The Family Restaurants, Inc. Value Creation Units Plan was terminated in connection with the Merger. An expense of $4,223,000 was incurred in connection with the termination. Such expense consisted of a $4,036,000 cash payment and $187,000 for the intrinsic value of stock options granted on December 9, 1998 under the Company's 1998 Stock Incentive Plan to purchase approximately 6,236,000 shares. Such options have a per share strike price of $.50, are not exercisable for a period of 90 days after issuance and have a five year term.

                         KOO KOO ROO ENTERPRISES, INC.

  A summary of the status of the Company's plans as of December 27, 1998, December 28, 1997 and December 29, 1996 and changes during the years then ended is presented below:

                                Dec. 27, 1998             Dec. 28, 1997             Dec. 29, 1996
                          -------------------------- ------------------------ --------------------------
                                        Weighted-                Weighted-                  Weighted-
                          Number of      Average     Number of    Average     Number of      Average
                           Options    Exercise Price  Options  Exercise Price  Options    Exercise Price
                          ----------  -------------- --------- -------------- ----------  --------------
Outstanding at beginning
 of year................     934,652      $ .89       934,652       $.89       6,467,664       $.89
Granted.................  18,939,232        .75             0          0               0          0
Impact of Merger-KKR
 plans..................   6,473,385       2.65             0          0               0          0
Cancelled...............      (6,500)      1.56             0          0      (5,533,012)       .89
                          ----------                  -------                 ----------
Outstanding at end of
 year...................  26,340,769      $1.22       934,652       $.89         934,652       $.89
                          ==========      =====       =======       ====      ==========       ====
Options exercisable at
 end of year............   7,851,537                  700,989                    467,326
                          ==========                  =======                 ==========

  Options granted during 1998 were approximately 14% of the weighted average common shares outstanding representing approximately 500 employees. There were no options exercised during the periods presented.

                                          Options Outstanding                 Options Exercisable
                                           December 27, 1998                   December 27, 1998
                              -------------------------------------------- --------------------------
                                         Weighted-Average
                              Number of     Remaining     Weighted-Average Number of Weighted-Average
   Range of Exercise Prices    Options     Life (Years)    Exercise Price   Options   Exercise Price
   ------------------------   ---------- ---------------- ---------------- --------- ----------------
   $.33 to $.50............    6,525,293       5.17            $ .49         289,061      $ .33
   $.51 to $1.00...........   13,257,172       9.73              .87       1,004,172        .79
   $1.01 to $3.00..........    4,666,387       5.51             1.58       4,666,387       1.58
   $3.01 to $8.75..........    1,891,917       4.92             5.36       1,891,917       5.36
                              ----------       ----            -----       ---------      -----
   $.33 to $8.75...........   26,340,769       7.51            $1.22       7,851,537      $2.28
                              ==========       ====            =====       =========      =====

  Pro forma net income (loss) and net income (loss) per common share were determined if the Company had accounted for its employee stock options under the fair value method of SFAS 123 and are presented in the table below ($ in thousands, except per share amounts):

                                                                  Dec. 27, 1998
                                                                  -------------
     Net loss--pro forma.........................................   $(63,847)
     Net loss per common share--pro forma--basic and diluted.....   $   (.49)
     Weighted average fair value of options granted..............   $    .26

  For pro forma disclosures, the options' estimated fair value was amortized over their expected life of ten years. These pro forma disclosures do not apply to 1997 and 1996 nor are they necessarily indicative of anticipated future disclosures because there were no options granted in 1997, 1996 and 1995, and SFAS 123 does not apply to grants before 1995. The fair value for these options was estimated at the date of grant using an options pricing model. The model was designed to estimate the fair value of exchange traded options which, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following weighted average assumptions were used to estimate the fair value of these options:

                                                                   Dec. 27, 1998
                                                                   -------------
     Expected dividend yield......................................        0%
     Expected stock price volatility..............................       10%
     Risk free interest rate......................................     5.00%
     Expected life of options (in years)..........................       10

                         KOO KOO ROO ENTERPRISES, INC.

NOTE 14--SEGMENT INFORMATION:

  The Company operates exclusively in the food-service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company. The Company's reportable segments are based on restaurant operating divisions. Operating income (loss) includes the operating results before interest.

  The accounting policies of the segments are the same as those described in
Note 1. The corporate component of operating income (loss) represents corporate general and administrative expenses. Corporate assets include corporate cash, investments, receivables and asset portions of financing instruments.

  The divested operations component of sales, operating income (loss) and capital expenditures includes the operating results of the Family Restaurant Division which was sold in May 1996 and the traditional dinnerhouse restaurants that were divested by year-end 1996.

                                      Dec. 27, 1998 Dec. 28, 1997 Dec. 29, 1996
                                      ------------- ------------- -------------
                                                  ($ in thousands)
   Sales
     El Torito Division............     $214,370      $217,949      $219,466
     Chi-Chi's Division............      243,666       245,775       278,065
     Koo Koo Roo Division..........       14,617             0             0
     Divested Operations...........            0             0       226,698
                                        --------      --------      --------
      Total Sales..................     $472,653      $463,724      $724,229
                                        ========      ========      ========
   Depreciation and Amortization
     El Torito Division............     $  9,688      $ 10,779      $ 10,336
     Chi-Chi's Division............       10,610         9,956        10,420
     Koo Koo Roo Division..........        1,087             0             0
     Corporate.....................        1,531         1,660        13,046
                                        --------      --------      --------
      Total Depreciation and
       Amortization................     $ 22,916      $ 22,395      $ 33,802
                                        ========      ========      ========
   Operating Income (Loss)
     El Torito Division............     $  6,605      $  3,457      $ (1,406)
     Chi-Chi's Division............      (39,699)      (12,052)      (12,450)
     Koo Koo Roo Division..........         (831)            0             0
     Corporate.....................       (4,149)       (3,013)      (14,218)
     Divested Operations...........            0             0         5,295
                                        --------      --------      --------
      Total Operating Loss.........     $(38,074)     $(11,608)     $(22,779)
                                        ========      ========      ========
   Interest (Income) Expense, net
     El Torito Division............     $    856      $    995      $    818
     Chi-Chi's Division............          571           635           210
     Koo Koo Roo Division..........          (24)            0             0
     Corporate.....................       23,256        17,846        35,697
                                        --------      --------      --------
      Total Interest Expense, net..     $ 24,659      $ 19,476      $ 36,725
                                        ========      ========      ========
   Capital Expenditures
     El Torito Division............     $ 10,980      $  5,684      $  2,409
     Chi-Chi's Division............       13,395         6,599         4,098
     Koo Koo Roo Division..........        1,450             0             0
     Corporate.....................        1,866         1,305         1,523
     Divested Operations...........            0             0         1,818
                                        --------      --------      --------
      Total Capital Expenditures...     $ 27,691      $ 13,588      $  9,848
                                        ========      ========      ========
   Total Assets
     El Torito Division............     $100,056      $103,210      $107,209
     Chi-Chi's Division............      112,328       134,141       139,166
     Koo Koo Roo Division..........      108,410             0             0
     Corporate.....................       27,392        52,417        61,231
                                        --------      --------      --------
      Total Assets.................     $348,186      $289,768      $307,606
                                        ========      ========      ========

                         KOO KOO ROO ENTERPRISES, INC.

NOTE 15--CONTINGENCIES:

  The Company is involved in various litigation matters incidental to its business. The Company does not believe that any of the claims or actions filed against it will have a material adverse effect upon the consolidated financial position or results of operations of the Company.

                                  SCHEDULE II

                         KOO KOO ROO ENTERPRISES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                ($ in thousands)

                                         Additions
                                    -------------------
                         Balance at            Charged                Balance
                         beginning  Charged to to other               at end
      Description        of period  costs and  accounts Deductions   of period
      -----------        ----------  expenses  -------- ----------   ---------
Allowance for
 uncollectible
 receivables:
  For the year 1998.....   $1,051     $3,060     $  0     $(649)(1)   $3,462

  For the year 1997.....      879         78      300      (206)(1)    1,051

  For the year 1996.....      997          0        0      (118)(1)      879

--------
(1) Represents write-off of uncollectible receivables against allowance and includes transfers to other accounts.