Form 10-Q
period 1999-03-28
PRANDIUM INC
filed 1999-05-12
CIK 813856

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


    X     Quarterly report pursuant to section 13 or 15(d) of the Securities
  -----
          Exchange Act of 1934

For the quarterly period ended March 28, 1999 or

_____ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

                        Commission file number 33-14051
                                               --------

                                Prandium, Inc.
                                --------------
            (Exact name of registrant as specified in its charter)

  Delaware                                33-0197361
  ---------------------------------       ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


               18831 Von Karman Avenue, Irvine, California 92612
               ---------------------------------------------------
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

                           Yes    X        No _______
                               -------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes    X        No _______
                               -------

As of May 7, 1999, the registrant had issued and outstanding 180,380,513 shares of common stock, $.01 par value per share.

                       PART I.    FINANCIAL INFORMATION
                       --------------------------------

Item 1.   FINANCIAL STATEMENTS
------

                                PRANDIUM, INC.
                                --------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                               ($ in thousands)

                                                                                           March 28,               December 27,
                                                                                             1999                     1998
                                                                                        ----------------        ---------------
                                                                                           (Unaudited)
ASSETS
------

Current assets:
  Cash and cash equivalents                                                             $          7,309        $        17,707
  Receivables                                                                                      5,264                  9,106
  Inventories                                                                                      4,598                  5,020
  Other current assets                                                                             3,768                  3,957
                                                                                        ----------------        ---------------
    Total current assets                                                                          20,939                 35,790

Property and equipment, net                                                                      199,946                201,314
Reorganization value in excess of amount allocable to identifiable assets, net                    34,780                 35,129
Costs in excess of net assets of business acquired, net                                           56,166                 56,455
Other assets                                                                                      17,627                 19,498
                                                                                        ----------------        ---------------
                                                                                        $        329,458        $       348,186
                                                                                        ================        ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current portion of long-term debt, including capitalized lease obligations            $          1,971        $         2,498
  Accounts payable                                                                                16,606                 22,447
  Self-insurance reserves                                                                         24,851                 25,040
  Other accrued liabilities                                                                       68,400                 74,833
  Income taxes payable                                                                             3,563                  3,742
                                                                                        ----------------        ---------------
    Total current liabilities                                                                    115,391                128,560

Other long-term liabilities                                                                        3,635                  3,612
Long-term debt, including capitalized lease obligations, less current portion                    239,950                237,151

Stockholders' deficit:
  Common stock - authorized 300,000,000 shares, par value $.01 per share,
    180,380,513 shares issued and outstanding in 1999 and 178,105,294 shares
    issued and outstanding in 1998                                                                 1,804                  1,781
  Additional paid-in capital                                                                     222,353                222,353
  Accumulated deficit                                                                           (253,675)              (245,271)
                                                                                        ----------------        ---------------
    Total stockholders' deficit                                                                  (29,518)               (21,137)
                                                                                        ----------------        ---------------
                                                                                        $        329,458        $       348,186
                                                                                        ================        ===============

    See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                  ($ in thousands, except per share amounts)
                                  (Unaudited)


                                                      For the Quarters Ended
                                          ----------------------------------------------
                                              March 28,                    March 29,
                                                 1999                        1998
                                          ------------------           -----------------
Sales                                     $          134,258           $         113,306
                                          ------------------           -----------------

Product costs                                         35,721                      30,763
Payroll and related costs                             47,940                      40,206
Occupancy and other operating expenses                35,143                      30,848
Depreciation and amortization                          6,677                       5,339
General and administrative expenses                    8,638                       7,118
Opening costs                                            687                         620
Loss on disposition of properties, net                   426                         668
                                          ------------------           -----------------

  Total costs and expenses                           135,232                     115,562
                                          ------------------           -----------------

Operating loss                                          (974)                     (2,256)

Interest expense, net                                  7,283                       5,827
                                          ------------------           -----------------

Loss  before income tax provision                     (8,257)                     (8,083)

Income tax provision                                     147                         127
                                          ------------------           -----------------

Net loss                                  $           (8,404)          $          (8,210)
                                          ==================           =================

Net loss per share - basic                $            (0.05)          $           (0.07)
 and diluted
                                          ==================           =================

Weighted average shares outstanding -
 basic and diluted                               180,380,513                 121,515,391
                                          ==================           =================

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                               ($ in thousands)
                                  (Unaudited)


                                                                                             For the Quarters Ended
                                                                                       ---------------------------------
                                                                                              March 28,       March 29,
                                                                                                1999                1998
                                                                                       ----------------     ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
  Cash received from customers, franchisees and licensees                              $     134,455        $    113,690
  Cash paid to suppliers and employees                                                      (135,055)           (112,043)
  Interest paid, net                                                                          (7,034)             (6,967)
  Opening costs                                                                                 (687)               (276)
  Income taxes paid                                                                             (326)               (126)
                                                                                       -------------        ------------

    Net cash used in operating activities                                                     (8,647)             (5,722)
                                                                                       -------------        ------------
Cash flows from investing activities:
  Proceeds from disposal of property and equipment                                               604                  44
  Proceeds from sale of notes receivable, net                                                  3,246                   0
  Proceeds from payments on notes receivable                                                   1,645                   0
  Cash required for the acquisition of KKR                                                    (1,556)                  0

  Capital expenditures                                                                        (4,687)             (3,398)
  Lease termination payments                                                                    (331)               (211)
  Other                                                                                         (214)                 74
                                                                                       -------------        ------------

    Net cash used in investing activities                                                     (1,293)             (3,491)
                                                                                       -------------        ------------
Cash flows from financing activities:
  Net proceeds from issuance of notes                                                              0              11,620
  Payment of debt issuance costs                                                                 (60)                (92)
  Reductions of long-term debt, including capitalized lease obligations                         (398)               (972)
                                                                                       -------------        ------------

    Net cash provided by (used in)
     financing activities                                                                       (458)             10,556
                                                                                       -------------        ------------

Net increase (decrease) in cash and cash equivalents                                         (10,398)              1,343
Cash and cash equivalents at beginning of period                                              17,707              32,518
                                                                                       -------------        ------------

Cash and cash equivalents at end of  period                                            $       7,309        $     33,861
                                                                                       =============        ============

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
          -----------------------------------------------------------
                               ($ in thousands)
                                  (Unaudited)

                                                                                                     For the Quarters Ended
                                                                                                --------------------------------
                                                                                                 March 28,            March 29,
                                                                                                   1999                 1998
                                                                                                ------------          ----------

Reconciliation of net loss to net cash used in operating activities:
Net loss                                                                                        $    (8,404)         $   (8,210)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                    6,677               5,339
     Amortization of debt issuance costs                                                                382                 297
     Expense of unamortized opening costs                                                                 0                 344
     Loss on disposition of properties                                                                  426                 668
     Accretion of interest on discount notes                                                          3,043               1,908
     Decrease in receivables, inventories and other current assets                                      588                 251
     Decrease in accounts payable, self-insurance reserves, other accrued
      liabilities and income taxes payable                                                          (11,359)             (6,319)
                                                                                                 -----------          ----------

Net cash used in operating activities                                                           $    (8,647)         $   (5,722)
                                                                                                 ===========          ==========

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)

     1.   COMPANY.  Prandium, Inc., formerly known as Koo Koo Roo Enterprises,
          -------
Inc. and as Family Restaurants, Inc. (together with its subsidiaries, the "Company"), was incorporated in Delaware in 1986. The Company is primarily engaged in the operation of restaurants in the full-service and fast-casual segments, through its subsidiaries. Information relating to periods ending prior to October 30, 1998 included in this report relates to the historical operations of Family Restaurants, Inc. and, except as otherwise indicated, does not reflect the operations of Koo Koo Roo, Inc., a Delaware corporation, or The Hamlet Group, Inc., a California corporation (collectively, "KKR"), which the Company acquired on October 30, 1998. At March 28, 1999, the Company operated 313 restaurants in 28 states, approximately 66% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 22 restaurants outside the United States.

     2.   FINANCIAL STATEMENTS.  The Condensed Consolidated Financial Statements
          --------------------
in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Year Ended December 27, 1998 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1998 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter ended March 28, 1999 are not necessarily indicative of those for the full year.

     3.   ACQUISITION OF KKR.  The following table summarizes unaudited pro
          ------------------
forma combined financial information for the Company, assuming the acquisition of KKR occurred as of the beginning of fiscal 1998. The unaudited pro forma combined financial information is not indicative of the results of operations of the combined companies that would have occurred had the acquisition occurred at the beginning of the period presented, nor is it indicative of future operating results. The unaudited pro forma adjustments are based upon currently available information and certain assumptions that management believes are reasonable under the circumstances.

                                                          Quarter Ended
                                                          March 29, 1998
                                                         ---------------
                                                            (Pro Forma)
                                                       ($ in thousands,except
                                                          per share data)

Consolidated Statements of Operations Information
Sales                                                         $135,642
Net loss from continuing operations                           $(22,744
Pro forma basic and diluted loss per common share             $  (0.13)
Pro forma weighted average number of common
 shares outstanding (in thousands)                             178,105

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

     4.   STRATEGIC DIVESTMENT PROGRAM.  In the fourth quarter of 1998, 48 non-
          ----------------------------
strategic Chi-Chi's restaurants were designated for divestment (the "Strategic Divestment Program"). In conjunction with the Strategic Divestment Program, the Company recorded a provision for divestitures of $22,884,000, including divestment reserves of $12,256,000. For the quarter ended March 28, 1999, the Company utilized (i) $63,000 for severance costs associated with certain restaurant managers in connection with the restaurants divested and (ii) $110,000 for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. Thirty-nine of the restaurants were still in operation at the end of the first quarter of 1999, and, accordingly, only $1,818,000 of the divestiture reserves have been utilized as of March 28, 1999. The Strategic Divestment Program is scheduled to be completed over a 12 to 18 month period and the operating results will be included in the Company's consolidated statement of operations until the divestments are completed.

     5.   SEGMENT INFORMATION.  The Company operates exclusively in the food-
          -------------------
service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company. The Company's reportable segments are based on restaurant operating divisions. Operating income (loss) includes the operating results before interest. The corporate component of operating income (loss) represents corporate general and administrative expenses. Corporate assets include corporate cash, investments, receivables and asset portions of financing instruments.

                                                                FOR THE QUARTERS ENDED
                                                        -----------------------------------
                                                          MARCH 28,              MARCH 29,
                                                            1999                   1998
                                                        ------------          -------------
                                                                     (UNAUDITED)
                                                                  ($ IN THOUSANDS)
SALES
      El Torito Division                                $     53,426          $      51,809
      Chi-Chi's Division                                      58,778                 61,497
      Koo Koo Roo Division                                    22,054                      0
                                                        ------------          -------------

           Total Sales                                  $    134,258          $     113,306
                                                        ============          =============

DEPRECIATION AND AMORTIZATION
      El Torito Division                                $      2,434          $       2,434
      Chi-Chi's Division                                       2,518                  2,522
      Koo Koo Roo Division                                     1,472                      0
      Corporate                                                  253                    383
                                                        ------------          -------------

           Total Depreciation and Amortization          $      6,677          $       5,339
                                                        ============          =============

OPERATING INCOME (LOSS)
      El Torito Division                                $      1,563          $       1,485
      Chi-Chi's Division                                      (1,789)                (3,175)
      Koo Koo Roo Division                                      (346)                     0
      Corporate                                                 (402)                  (566)
                                                        ------------          -------------

           Total Operating Loss                         $       (974)         $      (2,256)
                                                        ============          =============

INTEREST EXPENSE, NET
      El Torito Division                                $        159          $         261
      Chi-Chi's Division                                          74                    176
      Koo Koo Roo Division                                        24                      0
      Corporate                                                7,026                  5,390
                                                        ------------          -------------

           Total Interest Expense, net                  $      7,283          $       5,827
                                                        ============          =============

CAPITAL EXPENDITURES
      El Torito Division                                $      2,548          $       1,997
      Chi-Chi's Division                                       1,587                  1,258
      Koo Koo Roo Division                                       499                      0
      Corporate                                                   53                    143
                                                        ------------          -------------

           Total Capital Expenditures                   $      4,687          $       3,398
                                                        ============          =============

                                                          MARCH 28,            DECEMBER 27,
                                                            1999                  1998
                                                        ------------          -------------
                                                         (UNAUDITED)
                                                                 ($ IN THOUSANDS)
TOTAL ASSETS
      El Torito Division                                $     98,934          $     100,056
      Chi-Chi's Division                                     109,857                112,328
      Koo Koo Roo Division                                   101,739                108,410
      Corporate                                               18,928                 27,392
                                                        ------------          -------------

           Total Assets                                 $    329,458          $     348,186
                                                        ============          =============

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------
          RESULTS OF OPERATIONS

     Certain information and statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "expects," "intends," "plans," "estimates" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties that could cause actual results of the Company or the restaurant industry to differ materially from expected results expressed or implied by such forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a restaurant company operating in a competitive environment, factors that could significantly impact expected results include (i) the continuing development of successful marketing strategies for each of the Company's concepts, (ii) the effect of national and regional economic conditions, (iii) the availability of adequate working capital, (iv) competitive products and pricing, (v) changes in legislation, (vi) demographic changes, (vii) the ability to attract and retain qualified personnel, (viii) changes in business strategy or development plans,
(ix) business disruptions, (x) changes in consumer preferences, tastes and eating habits, (xi) increases in food and labor costs and (xii) the Company's ability to mitigate the impact of the year 2000 issue successfully. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

     The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Form 10-K.

     Information relating to periods ending prior to October 30, 1998 included herein relates to the historical operations of Prandium, Inc. (formerly known as Koo Koo Roo Enterprises, Inc. and as Family Restaurants, Inc.) and does not reflect the operations of KKR which the Company acquired on October 30, 1998.

     As used herein, "comparable restaurants" means restaurants operated by the Company on January 1, 1998 and that continued in operation through the end of the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     A.  LIQUIDITY

     The Company reported net cash used in operating activities for the quarters ended March 28, 1999 and March 29, 1998 of $8.6 million and $5.7 million, respectively. Cash needs are being funded by available cash balances, supplemented, as necessary, by working capital advances available under the Foothill Credit Facility (as defined below). In addition, in 1997 and 1998 FRI-MRD Corporation, a wholly owned subsidiary of the Company ("FRI-MRD"), raised approximately $67.3 million in cash from the issuance of senior discount notes and senior secured discount notes to supplement its liquidity needs. The Company's viability has been and will continue to be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and to comply with the terms of its financing agreements.

     Statement of Cash Flows. For the quarter ended March 28, 1999, net cash used in operating activities was $8.6 million compared to $5.7 million for the quarter ended March 29, 1998. This increase was primarily due to the $2.2 million decline in cash received from customers, franchisees and licensees net of cash paid to suppliers and employees. In addition, interest paid, net, opening costs and income taxes paid also increased by $0.1 million, $0.4 million and $0.2 million, respectively. For the first quarter of 1999, net cash used in investing activities was $1.3 million compared to $3.5 million for the same period in 1998. In the first quarter of 1999, proceeds from the sale of notes receivable of $3.2 million and proceeds from payments on notes receivable of $1.6 million more than offset $1.6 million in payments related to the acquisition of KKR and a $1.3 million increase in capital expenditures from 1998 to 1999. For the first quarter of 1999, net cash used in financing activities was $0.5 million compared to net cash provided by financing activities of $10.6 million for the same period in 1998. During the first quarter of 1998, $11.6 million in net proceeds from the issuance of notes was received.

     EBITDA. For the first quarter of 1999, the Company reported EBITDA (defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items) of $6.8 million, compared to $4.4 million for the same period in 1998. The $2.4 million improvement was due to the continuing impact of El Torito and Chi-Chi's cost reduction and reengineering strategies, which have improved operating margins, improving comparable restaurant sales trends and $1.2 million contributed by KKR. This improved EBITDA is the continuation of the trend that began in 1996 when new management was installed at both El Torito and Chi-Chi's. Since 1995, the divisional EBITDA of the Company's ongoing Mexican restaurant operations is set forth in the following table.


                                     Divisional EBITDA
                                     -----------------

          Fiscal Year Ended         El Torito  Chi-Chi's
          -----------------------   ---------  ----------
                                      ($ in thousands)


          December 31, 1995 (a)     $13,508    $(10,455)
          December 29, 1996          11,956      (4,278)
          December 28, 1997          17,627          36
          December 27, 1998          22,869       1,426


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

     Working Capital Deficiency. The Company operates with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and
(iii) cash from sales is usually received before related accounts payable for food, beverages and supplies become due. The Company had a working capital deficiency of $94.5 million on March 28, 1999.

     Credit Facility. The Company's credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"):

     . provides for up to $35 million in revolving cash borrowings and up to $55 million in letters of credit (less the outstanding amount of revolving cash borrowings);

     . is secured by substantially all of the real and personal property of the Company;

     . contains covenants which restrict, among other things, the Company's ability to incur debt, pay dividends on or redeem capital stock, make certain types of investments, make dispositions of assets and engage in mergers and consolidations; and

     .    expires on January 10, 2002.

     The Company is in compliance with all financial ratios at March 28, 1999. Letters of credit are issued under the Foothill Credit Facility primarily to provide security for future amounts payable under the Company's workers' compensation insurance program ($16.8 million of such letters of credit were outstanding as of May 7, 1999). There were $1.5 million of revolving cash borrowings outstanding as of May 7, 1999.

     The Company continues to be highly leveraged and has significant annual debt service requirements as follows:


                                      Cash
                                     Interest  Principal
                                     --------  ---------
                                      ($ in millions)

                          1999       $14.3     $  2.5
                          2000        28.7        2.7
                          2001        28.6        2.5
                          2002         5.6      204.0
                          2003         3.7        1.1
                          2004         0.6       31.6


     In order to continue to fund the Company's anticipated capital expenditure programs, management has begun considering various alternatives to reduce near-term debt service requirements and extend current maturity dates. There can be no assurance that the Company will be able to repay or refinance its 9-3/4% Senior Notes due 2002 and its 10-7/8% Senior Subordinated Discount Notes due 2004, or that FRI-MRD will be able to repay or refinance its 15% Senior Discount Notes due

2002 and its 14% Senior Secured Discount Notes due 2002, at their respective maturities. The Company continues to consider additional sources of cash, such as the sale of non-core assets.

     B.  CAPITAL EXPENDITURES

     Net cash used in investing activities was $1.3 million for the first quarter of 1999, including $4.7 million for capital expenditures, as compared to net cash used in investing activities of $3.5 million for the same period in 1998. The decrease in net cash used in investing activities for the first quarter of 1999 was primarily due to proceeds from (i) disposal of property and equipment, (ii) sale of notes receivable, net and (iii) payments on notes receivable.

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

     From January 1, 1999 to May 7, 1999, the Company completed the remodeling of seven additional El Torito restaurants in various markets and 14 additional Chi-Chi's restaurants in various markets.

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

RESULTS OF OPERATIONS.
---------------------

     The Company's total sales of $134,258,000 for the first quarter of 1999 increased by $20,952,000 or 18.5% as compared to the same period in 1998. The increase was due to (i) the addition of sales from the Koo Koo Roo and Hamburger Hamlet restaurants which were acquired on October 30, 1998, (ii) sales increases in the comparable El Torito and Chi-Chi's restaurants and (iii) sales from new restaurants, partially offset by sales decreases for restaurants sold or closed. The breakdown of the sales increase for the first quarter of 1999 is detailed below:

                                                              First Quarter
                                                              Sales Increase
                                                              ----------------
                                                              ($ in thousands)
          Sales from the KKR Restaurant Division                  $22,054
          Increase in Sales of Comparable Restaurants               2,100
          Sales from New Restaurants                                  521
            Decrease in Sales of Restaurants Sold or Closed        (3,723)
                                                                  -------
                                                                  $20,952
                                                                  =======

     Sales for comparable restaurants of $110,005,000 for the first quarter of 1999 increased by $2,100,000 or 1.9% as compared to the same period in 1998. As shown below, this increase was due to increased sales for comparable El Torito and Chi-Chi's restaurants.

                                              First Quarter
                                              Sales Increase
                                             ----------------
                                             Amount  Percent
                                             ------  --------
                                             ($ in thousands)
               Comparable El Torito          $1,481     3.0 %
               Comparable Chi-Chi's             619     1.1
                                             ------
               Total                         $2,100     1.9 %
                                             ======     ====

     El Torito comparable sales were up 3.0% in the first quarter of 1999 as compared to the same period in 1998. The first quarter advertising program launched the start of a year-long celebration of El Torito's 45th Anniversary. The first quarter print campaign introduced the 45th Anniversary celebration, focusing on El Torito's innovative products while inviting guests to join in the celebration by trying one of the Fiesta Favorites Chef's Specials. The campaign was supported by print media and included special discount offers designed to generate new guest trial and increase the frequency of existing guests. The in-restaurant marketing for the promotion included vertical banners for the lobby and specially created two-sided table menus featuring an innovative line of "Ultima" margaritas on one side and photos of the "Fiesta Favorites" Chef's Specials on the other side. In addition, El Torito continues to test new, innovative products in select markets for future system-wide introduction. Also contributing to El Torito's improving sales trends are the continued positive results of the remodel program which started in 1997. As of the end of the first quarter of 1999, El Torito had completed 38 remodels.

     Comparable Chi-Chi's sales in the first quarter of 1999 were up 1.1% as compared to the same period in 1999 despite inclement winter weather in the Midwest and Northeast which had a significant negative impact on sales in many markets. Chi-Chi's marketing activities for the quarter began with a radio campaign in late January offering any two "Chi-Chi's Favorites" for $9.99. This campaign was followed by the distribution of a freestanding insert featuring a "Get Away to Mexico" sweepstakes that included three product offers designed to attract customers. The final campaign for the quarter featured the newly-created "Fajitas Humongous for 2" and "Mucho Platter for 2." This campaign was supported by television or radio in most markets. Also contributing to Chi-Chi's improving comparable sales trends are the favorable results of the remodel program which continued in 1999 with five grand re-openings during the first quarter. As of the end of the first quarter of 1999, Chi-Chi's had completed 45 remodels. Additionally, Chi-Chi's was honored to receive the "Choice in Chains" award as "America's Favorite Mexican Restaurant" for the seventh consecutive year. This award is the result of consumer preference research conducted by Restaurants &
                                                                 -------------
Institutions magazine.
------------

     In the first quarter of 1999, Koo Koo Roo launched a new product called the Chargrilled Chicken Chop. The product introduction was supported by a targeted print campaign, focusing on the new item and the overall product quality of Koo Koo Roo. To encourage new trial and increase frequency among existing guests, special limited discount offers were utilized. The in-restaurant merchandising for the new Chargrilled Chicken Chop included exterior banners, entrance posters and displays on the cash registers.

     Product costs of $35,721,000 for the first quarter of 1999 increased by $4,958,000 or 16.1% as compared to the same period in 1998 due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants on October 30, 1998 which accounts for $6,764,000 or 136.4% of the increase, partially offset by the impact of the 19 restaurants sold or closed since the beginning of 1998. As a percentage of sales, product costs decreased to 26.6% in the first quarter of 1999 as compared to 27.2% in the same period of 1998, due in part to the impact of El Torito and Chi-Chi's cost reduction strategies.

     Payroll and related costs of $47,940,000 for the first quarter of 1999 increased by $7,734,000 or 19.2% as compared to the same period in 1998 due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants on October 30, 1998 which accounts for $7,655,000 or 99.0% of the increase and the impact of the minimum wage increase in California on March 1, 1998. As a percentage of sales, payroll and related costs increased slightly from 35.5% in the first quarter of 1998 to 35.7% in the same period of 1999. The increase in payroll and related costs as a percentage of sales was offset in part by a continuing focus on improving labor scheduling and efficiencies.

     The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective September 1, 1997, the Federal minimum wage was increased from $4.75 to $5.15. However, a provision of the new measure effectively froze the minimum wage for tipped employees at current levels by increasing the allowable tip credit in those states which allow for a tip credit. Furthermore, in California, voters approved a proposition on November 5, 1996 that increased the state's minimum wage to $5.00 on March 1, 1997 and further increased the state's minimum wage to $5.75 on March 1, 1998. In response to the minimum wage increases on March 1, 1997 and March 1, 1998, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Chi-Chi's also raised menu prices in October and December 1997 as a result of the cumulative impact of these minimum wage increases. Similarly, in March 1998, KKR also raised menu prices for its Koo Koo Roo restaurants. No minimum wage increases are scheduled for 1999 at this time, but pressure continues for further increases in both the Federal and California executive and legislative branches.

     Occupancy and other operating expenses of $35,143,000 for the first quarter of 1999 increased by $4,295,000 or 13.9% as compared to the same period in 1998. The increase for the first quarter is due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants on October 30, 1998 which accounts for $5,024,000 or 117.0% of the increase, partially offset by the impact of the 19 restaurants sold or closed since the beginning of 1998. As a percentage of sales, occupancy and other operating expenses decreased to 26.2% in the first quarter of 1999 as compared to 27.2% in the same period in 1998. This decrease primarily reflects (i) the impact of El Torito and Chi-Chi's cost reduction strategies, (ii) the impact of improving comparable restaurant sales trends and
(iii) lower occupancy and other operating expenses as a percentage of sales in the Koo Koo Roo and Hamburger Hamlet restaurants.

     Depreciation and amortization of $6,677,000 for the first quarter of 1999 increased by $1,338,000 or 25.1% as compared to the same period in 1998 due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants on October 30, 1998 which accounts for $1,472,000 or 110.0% of the increase, partially offset by the impact of (i) the 19 restaurants sold or closed since the beginning of 1998 and (ii) the write-down of certain long-lived assets in the fourth quarter of 1998.

     General and administrative expenses of $8,638,000 for the first quarter of 1999 increased by $1,520,000 or 21.4% as compared to the same period of 1998. General and administrative expenses of $1,468,000 were incurred by or allocated to the Koo Koo Roo and Hamburger Hamlet restaurant operations. As a percentage of sales, general and administrative expenses increased slightly to 6.4% in the first quarter of 1999 as compared to 6.3% in the same period of 1998. Management continues to closely evaluate the Company's general and administrative cost structure for savings opportunities and expects that, as a result of the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants, general and administrative expenses will decrease as a percentage of sales.

     The Company reported a loss on disposition of properties of $0.4 million in the first quarter of 1999 as compared to a loss of $0.7 million for the first quarter in 1998. These amounts reflect losses associated with restaurant divestments and closures in such periods.

     Interest expense, net for the first quarter of 1999 of $7,283,000 increased by $1,456,000 or 25.0% as compared to the same period in 1998. The first quarter increase is primarily the result of

(i) the issuance of $14 million face value of FRI-MRD's Senior Discount Notes in January 1998 and the accretion of interest thereon for a full quarter in 1999,
(ii) the issuance of $24 million face value of FRI-MRD's Senior Secured Discount Notes on October 30, 1998 and the accretion of interest thereon and (iii) reduced interest income on invested cash balances.

SEASONALITY.
-----------

     The Company, as a whole, does not experience significant seasonal fluctuations in sales. However, the Company's sales tend to be slightly greater during the spring and summer months.

SELECTED DIVISION OPERATING DATA.
--------------------------------

     Until October 30, 1998, the Company primarily operated full-service Mexican restaurants in two divisions under the El Torito, Chi-Chi's, Casa Gallardo and other names. On October 30, 1998, the Company acquired the Koo Koo Roo and Hamburger Hamlet restaurant operations. At March 28, 1999, the Company's El Torito restaurant division operated 95 full-service and fast-casual restaurants, the Company's Chi-Chi's restaurant division operated 163 full-service restaurants and the Company's Koo Koo Roo restaurant division operated 55 fast-casual and full-service restaurants.

     The following table sets forth certain information regarding the Company, its El Torito, Chi-Chi's, and Koo Koo Roo restaurant divisions.

                                                                    For the Quarters Ended
                                                    --------------------------------------------------------
                                                      March 28,             March 29,             March 30,
                                                        1999                  1998                  1997
                                                     ----------            ----------           ----------
                                                        ($ in thousands, except average check amount)
El Torito Restaurant Division
-----------------------------
Restaurants Open an End of Period:
 Owned/operated
 Franchised and Licensed                                   95                   94                    97
Sales                                                       8                   10                     7
Restaurant Level Cashflow (a)                      $   53,426           $   51,809            $   53,600
Divisional EBITDA (b)                                   8,222                7,087                 7,234
Percentage increase (decrease) in comparable            4,616                4,313                 4,249
 restaurant sales                                         3.0 %               (1.2)%               (1.5)%
Average check (excluding alcoholic beverage sales)   $  10.53           $     9.92            $     9.55

Chi-Chi's Restaurant Division
-----------------------------
Restaurants Open at End of Period:
 Owned/operated                                           163                  179                   182
 Franchised and Licensed                                   12                   16                    18
Sales                                              $   58,778           $   61,497            $   61,378
Restaurant Level Cashflow (a)                           4,621                4,128                 3,478
Divisional EBITDA (b)                                   1,004                  102                  (690)
Percentage increase (decrease) in comparable              1.1 %                1.2 %               (12.7)%
 restaurant sales
Average check (excluding alcoholic beverage
sales)                                             $     9.06           $     8.23 (c)        $     7.98 (c)


Koo Koo Roo Restaurant Division (d)
------------------------------------
Restaurants Open at End of Period:
 Owned/operated                                            55                    0                     0
 Franchised and Licensed                                    2                    0                     0
Sales                                              $   22,054           $        0            $        0
Restaurant Level Cashflow (a)                           2,611                    0                     0
Divisional EBITDA (b)                                   1,222                    0                     0
Percentage increase (decrease) in
 comparable restaurant sales                             N.A.                 N.A.                  N.A.
Average check (Koo Koo Roo restaurant
 sales                                             $     8.84           $     N.A.            $     N.A.


Total Company
-------------
Restaurants Open at End of Period:
 Owned/operated                                           313                  273                   279
 Franchised and Licensed                                   22                   26                    25
Sales                                              $  134,258           $  113,306            $  114,978
EBITDA (e)                                              6,816                4,371                 3,518


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

(c)  Restated to conform to the 1999 presentation.

(d) Koo Koo Roo and Hamburger Hamlet restaurant operations were acquired on October 30, 1998.

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

     None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES
------

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

     None.

Item 5.   OTHER INFORMATION
------

     On April 16, 1999, the Company changed its corporate name from "Koo Koo
Roo Enterprises, Inc." to "Prandium, Inc." The name change was effected by the merger of a newly-formed, wholly-owned subsidiary of the Company with and into the Company, pursuant to Section 253 of the General Corporation Law of the State of Delaware (the "Name Change Merger"). The Company was the surviving corporation of the Name Change Merger, the only effect of which was to change the corporate name of the Company to "Prandium, Inc." Effective at the close of business on April 16, 1999, the Over the Counter Bulletin Board ticker symbol for the Company's common stock was changed from "KKRE " to "PDIM."

     In addition, on April 16, 1999, the Company announced that Lee A. Iacocca resigned from its Board of Directors to devote his complete attention to his new venture, EV Global Motors, where he is Chairman and Chief Executive Officer.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
------

     (a)  Exhibits

            2  (a)  Agreement and Plan of Merger, dated as of June 9, 1998 by and among the Company, Fri-Sub, Inc. and Koo Koo Roo, Inc. ("KKR"). (Filed as Exhibit 2.1 to the Company's Form S-4 filed with the SEC on July 1, 1998.)

            *3 (a)  Sixth Restated Certificate of Incorporation of the Company.

            3  (b)  Second Amended and Restated Bylaws of the Company. (Filed as
                    Exhibit 3(c) to the Company's Form 10-K filed with the SEC on March 29, 1999.)


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

            4  (j)  Waiver dated as of January 29, 1999 to the Note Agreements dated as of August 12, 1997 and June 9, 1998. (Filed as
                    Exhibit 4(j) to the Company's Form 10-K filed with the SEC on March 29, 1999.)

            *27     Financial Data Schedule.


     (b)    Reports on Form 8-K.

            On February 2, 1999, the Company filed a report on Form 8-K announcing the delisting of its common stock from the Nasdaq National Market and the commencement of trading on the Over the Counter Bulletin Board.

            On February 3, 1999, the Company refiled a report on Form 8-K announcing the completion of the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurant operations.



     ______
     * Filed herewith.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Prandium, Inc.
                                         (Registrant)


                                         By: /s/ Robert T. Trebing, Jr.
                                             --------------------------
                                                 Robert T. Trebing, Jr.
                                            Executive Vice President and
                                                 Chief Financial Officer
                                            (Duly Authorized Officer and
                                             Principal Financial Officer)


Date: May 12, 1999