Form 10-Q
period 1999-06-27
PRANDIUM INC
filed 1999-08-11
CIK 813856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



    X     Quarterly report pursuant to section 13 or 15(d) of the Securities
  -----
          Exchange Act of 1934

For the quarterly period ended June 27, 1999 or

          Transition report pursuant to section 13 or 15(d) of the Securities
  -----
          Exchange Act of 1934

For the transition period from _______________________ to ______________________

                        Commission file number 33-14051
                                               --------

                                Prandium, Inc.
                                --------------
            (Exact name of registrant as specified in its charter)

             Delaware                                    33-0197361
             --------                                    ----------
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

As of August 11, 1999, the registrant had issued and outstanding 180,380,513 shares of common stock, $.01 par value per share.

                       PART  I.    FINANCIAL INFORMATION
                       ---------------------------------

Item 1. Financial Statements
-------
                                PRANDIUM, Inc.
                                --------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                               ($ in thousands)

                                                                                           June 27,        December 27,
                                                                                             1999              1998
                                                                                         ------------     ------------
                                                                                          (Unaudited)

ASSETS
------

Current assets:
  Cash and cash equivalents                                                              $      4,187     $     17,707
  Receivables                                                                                   4,867            9,106
  Inventories                                                                                   4,550            5,020
  Other current assets                                                                          3,658            3,957
                                                                                         ------------     ------------
    Total current assets                                                                       17,262           35,790

Property and equipment, net                                                                   197,165          201,314
Reorganization value in excess of amount allocable to identifiable assets, net                 34,429           35,129
Costs in excess of net assets of business acquired, net                                        65,491           56,455
Other assets                                                                                   16,970           19,498
                                                                                         ------------     ------------
                                                                                         $    331,317     $    348,186
                                                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current portion of long-term debt, including capitalized lease obligations             $      2,235     $      2,498
  Accounts payable                                                                             17,381           22,447
  Self-insurance reserves                                                                      23,370           25,040
  Other accrued liabilities                                                                    65,831           74,833
  Income taxes payable                                                                          3,523            3,742
                                                                                         ------------     ------------
    Total current liabilities                                                                 112,340          128,560

Other long-term liabilities                                                                     3,719            3,612
Long-term debt, including capitalized lease obligations, less current portion                 249,284          237,151

Stockholders' deficit:
  Common stock - authorized 300,000,000 shares, par value $.01 per share,
    180,380,513 shares issued and outstanding on June 27, 1999 and 178,105,294
     shares issued and outstanding on December 27, 1998                                         1,804            1,781
  Additional paid-in capital                                                                  222,353          222,353
  Accumulated deficit                                                                        (258,183)        (245,271)
                                                                                         ------------     ------------
    Total stockholders' deficit                                                               (34,026)         (21,137)
                                                                                         ------------     ------------
                                                                                         $    331,317     $    348,186
                                                                                         ============     ============



     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                  ($ in thousands, except per share amounts)
                                  (Unaudited)

                                                              For the Quarters Ended
                                                    ----------------------------------------
                                                         June 27,                June 28,
                                                           1999                    1998
                                                    ----------------        ----------------
Sales                                               $        140,315        $        120,095
                                                    ----------------        ----------------

Product costs                                                 36,925                  32,033
Payroll and related costs                                     49,495                  41,712
Occupancy and other operating expenses                        34,392                  31,331
Depreciation and amortization                                  6,238                   5,283
General and administrative expenses                            8,233                   6,998
Opening costs                                                  1,016                     638
Loss on disposition of properties, net                           767                     738
                                                    ----------------        ----------------

  Total costs and expenses                                   137,066                 118,733
                                                    ----------------        ----------------

Operating income                                               3,249                   1,362

Interest expense, net                                          7,610                   5,999
                                                    ----------------        ----------------

Loss  before income tax provision                             (4,361)                 (4,637)

Income tax provision                                             147                     127
                                                    ----------------        ----------------

Net loss                                            $         (4,508)       $         (4,764)
                                                    ================        =================

Net loss per share - basic and diluted              $          (0.02)       $          (0.04)
                                                    ================        ================

Weighted average shares outstanding - basic
  and diluted                                            180,380,513             121,515,391
                                                    ================        ================

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                  ($ in thousands, except per share amounts)
                                  (Unaudited)

                                                              For the Six Months Ended
                                                       ---------------------------------------
                                                          June 27,                June 28,
                                                           1999                     1998
                                                       --------------           --------------
Sales                                                  $      274,573           $      233,401
                                                       --------------           --------------

Product costs                                                  72,646                   62,796
Payroll and related costs                                      97,435                   81,918
Occupancy and other operating expenses                         69,535                   62,179
Depreciation and amortization                                  12,915                   10,622
General and administrative expenses                            16,871                   14,116
Opening costs                                                   1,703                    1,258
Loss on disposition of properties, net                          1,193                    1,406
                                                       --------------           --------------

  Total costs and expenses                                    272,298                  234,295
                                                       --------------           --------------

Operating income (loss)                                         2,275                     (894)

Interest expense, net                                          14,893                   11,826
                                                       --------------           --------------

Loss  before income tax provision                             (12,618)                 (12,720)

Income tax provision                                              294                      254
                                                       --------------           --------------

Net loss                                               $      (12,912)          $      (12,974)
                                                       ==============           ==============

Net loss per share - basic and diluted                 $        (0.07)          $        (0.11)
                                                       ==============           ==============

Weighted average shares outstanding - basic
    and diluted                                           180,380,513              121,515,391
                                                       ==============           ==============

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                               ($ in thousands)
                                  (Unaudited)


                                                                             For the Six Months Ended
                                                                          ------------------------------
                                                                           June 27,           June 28,
                                                                             1999               1998
                                                                          -----------        -----------
Decrease in Cash and Cash Equivalents

Cash flows from operating activities:
  Cash received from customers, franchisees and licensees                 $   275,687        $   234,475
  Cash paid to suppliers and employees                                       (269,687)          (227,995)
  Interest paid, net                                                           (7,733)            (7,365)
  Opening costs                                                                (1,703)              (914)
  Income taxes paid                                                              (513)              (267)
                                                                          -----------        -----------

    Net cash used in operating activities                                      (3,949)            (2,066)
                                                                          -----------        -----------

Cash flows from investing activities:
  Proceeds from disposal of property and equipment                              1,794                 74
  Proceeds from sale of notes receivable, net                                   3,246                  0
  Proceeds from payments on notes receivable                                    1,914                  0
  Bridge note receivable - KKR merger                                               0             (3,000)
  Cash required for the acquisition of KKR                                     (2,115)                 0
  Capital expenditures                                                        (16,103)            (9,710)
  Lease termination payments                                                   (2,505)              (722)
  Other                                                                          (654)              (172)
                                                                          -----------        -----------

    Net cash used in investing activities                                     (14,423)           (13,530)
                                                                          -----------        -----------

Cash flows from financing activities:
  Net proceeds from issuance of notes                                               0             11,620
  Proceeds from working capital borrowings, net                                 5,900                  0
  Payment of debt issuance costs                                                 (160)               (97)
  Reductions of long-term debt, including capitalized lease obligations          (888)            (1,625)
                                                                          -----------        -----------

    Net cash provided by financing activities                                   4,852              9,898
                                                                          -----------        -----------

Net decrease in cash and cash equivalents                                     (13,520)            (5,698)
Cash and cash equivalents at beginning of period                               17,707             32,518
                                                                          -----------        -----------

Cash and cash equivalents at end of period                                $     4,187        $    26,820
                                                                          ===========        ===========

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.

                               ($ in thousands)
                                  (Unaudited)

                                                                                            For the Six Months Ended
                                                                                         ---------------------------------
                                                                                           June 27,             June 28,
                                                                                             1999                 1998
                                                                                         --------------     --------------

Reconciliation of net loss to net cash used in operating activities:

Net loss                                                                             $     (12,912)     $     (12,974)
Adjustments to reconcile net loss  to net cash used in operating activities:
    Depreciation and amortization                                                           12,915             10,622
    Amortization of debt issuance costs                                                        777                597
    Expense of unamortized opening costs                                                         0                344
    Loss on disposition of properties                                                        1,193              1,406
    Accretion of interest on discount notes                                                  6,197              3,948
    (Increase) decrease in receivables, inventories and other current assets                 1,154               (628)
    Decrease in accounts payable, self-insurance reserves, other accrued
      liabilities and income taxes payable                                                 (13,273)            (5,381)
                                                                                     -------------      -------------

Net cash used in operating activities                                                $      (3,949)     $      (2,066)
                                                                                     =============      =============


     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)

     1.   Company.  Prandium, Inc., formerly known as Koo Koo Roo Enterprises,
          -------
Inc. and as Family Restaurants, Inc. (together with its subsidiaries, the "Company"), was incorporated in Delaware in 1986. The Company is primarily engaged in the operation of restaurants in the full-service and fast-casual segments, through its subsidiaries. Information relating to periods ending prior to October 30, 1998 included in this report relates to the historical operations of Family Restaurants, Inc. and, except as otherwise indicated, does not reflect the operations of Koo Koo Roo, Inc., a Delaware corporation, or The Hamlet Group, Inc., a California corporation (collectively, "KKR"), which the Company acquired on October 30, 1998. At June 27, 1999, the Company operated 308 restaurants in 27 states, approximately 68% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 25 restaurants outside the United States.

     2.   Financial Statements.  The Condensed Consolidated Financial Statements
          --------------------
in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Year Ended December 27, 1998 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1998 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter and six months ended June 27, 1999 are not necessarily indicative of those for the full year.

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

                                                                                Six Months
                                                             Quarter Ended        Ended
                                                             June 28, 1998    June 28, 1998
                                                             --------------   --------------
                                                                       (Pro Forma)
                                                                 ($ in thousands, except
                                                                     per share data)
Consolidated Statements of Operations Information
      Sales                                                       $142,825         $278,467
      Net loss from continuing operations                         $ (6,461)        $(29,265)
      Pro forma basic and diluted loss per common share           $  (0.03)        $  (0.16)
      Pro forma weighted average number of common
        shares outstanding (in thousands)                          178,105          178,105

     An appraisal of the acquired real estate, restaurant equipment, furniture, fixtures and leasehold interests has been completed. However, the final allocation of purchase price to the fair value of tangible assets acquired and liabilities assumed continues to be dependent upon certain valuations and other studies that have not progressed to a stage where there is sufficient information to make a definitive allocation. Although the purchase price allocation is preliminary, the Company does not anticipate significant changes to the allocation.

     4.   Strategic Divestment Program.  In the fourth quarter of 1998, 48 non-
          ----------------------------
strategic Chi-Chi's restaurants were designated for divestment (the "Strategic Divestment Program"). In conjunction with the Strategic Divestment Program, the Company recorded a provision for divestitures of $22,884,000, including divestment reserves of $12,256,000. For the six months ended June 27, 1999, the Company utilized (i) $154,000 for severance costs associated with certain restaurant and regional managers in connection with the restaurants divested and
(ii) $739,000 for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. Thirty-two of the restaurants were still in operation at the end of the second quarter of 1999, and, accordingly, only $2,538,000 of the divestiture reserves have been utilized as of June 27, 1999. The Strategic Divestment Program is scheduled to be completed over a 12 to 18 month period and the operating results will be included in the Company's consolidated statement of operations until the divestments are completed.

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

                                           For the Quarters Ended    For the Six Months Ended
                                            --------------------       --------------------
                                             June 27,   June 28,       June 27,   June 28,
                                              1999       1998            1999       1998
                                            ---------  ---------       ---------  ---------
                                                               (Unaudited)
                                                            ($ in thousands)
Sales
  El Torito Division                        $  58,674  $  57,583       $ 112,100  $ 109,392
  Chi-Chi's Division                           58,927     62,512         117,705    124,009
  Koo Koo Roo Division                         22,714          0          44,768          0
                                            ---------  ---------       ---------  ---------

        Total Sales                         $ 140,315  $ 120,095       $ 274,573  $ 233,401
                                            =========  =========       =========  =========

Depreciation and Amortization
  El Torito Division                        $   2,402  $   2,339       $   4,836  $   4,773
  Chi-Chi's Division                            2,566      2,547           5,084      5,069
  Koo Koo Roo Division                          1,002          0           2,474          0
  Corporate                                       268        397             521        780
                                            ---------  ---------       ---------  ---------

        Total Depreciation and Amortization $   6,238  $   5,283       $  12,915  $  10,622
                                            =========  =========       =========  =========

Operating Income (Loss)
  El Torito Division                        $   3,595  $   4,346       $   5,158  $   5,831
  Chi-Chi's Division                              297     (2,395)         (1,492)    (5,570)
  Koo Koo Roo Division                            267          0             (79)         0
  Corporate                                      (910)      (589)         (1,312)    (1,155)
                                            ---------  ---------       ---------  ---------

        Total Operating Income (Loss)       $   3,249  $   1,362       $   2,275  $    (894)
                                            =========  =========       =========  =========

Interest Expense, net
  El Torito Division                        $     254  $     211       $     413  $     472
  Chi-Chi's Division                              102        137             176        313
  Koo Koo Roo Division                             19          0              43          0
  Corporate                                     7,235      5,651          14,261     11,041
                                            ---------  ---------       ---------  ---------

        Total Interest Expense, net         $   7,610  $   5,999       $  14,893  $  11,826
                                            =========  =========       =========  =========

Capital Expenditures
  El Torito Division                        $   4,412  $   2,768       $   6,960  $   4,765
  Chi-Chi's Division                            6,160      3,350           7,747      4,608
  Koo Koo Roo Division                            635          0           1,134          0
  Corporate                                       209        194             262        337
                                            ---------  ---------       ---------  ---------

        Total Capital Expenditures          $  11,416  $   6,312       $  16,103  $   9,710
                                            =========  =========       =========  =========
                                                                         June 27,   Dec. 27,
                                                                           1999       1998
                                                                         --------   --------
                                                                       (Unaudited)
                                                                          ($ in thousands)
Total Assets
  El Torito Division                                                   $ 102,617  $ 100,056
  Chi-Chi's Division                                                     111,687    112,328
  Koo Koo Roo Division                                                   101,069    108,410
  Corporate                                                               15,944     27,392
                                                                       ---------  ---------

        Total Assets                                                   $ 331,317  $ 348,186
                                                                       =========  =========

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

     As used herein, "comparable restaurants" means restaurants operated by the Company on January 1, 1998 and that continued in operation through the end of the second quarter of 1999.

Liquidity and Capital Resources
-------------------------------

     A.  Liquidity

     The Company reported net cash used in operating activities for the six months ended June 27, 1999 and June 28, 1998 of $3.9 million and $2.1 million, respectively. Cash needs are being funded by available cash balances, supplemented, as necessary, by working capital advances available under the Foothill Credit Facility (as defined below). In addition, in 1997 and 1998 FRI-MRD Corporation, a wholly owned subsidiary of the Company ("FRI-MRD"), raised approximately $67.3 million in cash from the issuance of senior discount notes and senior secured discount notes to supplement its liquidity needs. The Company's viability has been and will continue to be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and to comply with the terms of its financing agreements.

     Statement of Cash Flows. For the six months ended June 27, 1999, net cash used in operating activities was $3.9 million compared to $2.1 million for the six months ended June 28, 1998. This increase was in part due to the $0.5 million decline in cash received from customers, franchisees and licensees net of cash paid to suppliers and employees. In addition, interest paid, net, opening costs and income taxes paid also increased by $0.4 million, $0.8 million and $0.2 million, respectively. For the first six months of 1999, net cash used in investing activities was $14.4 million compared to $13.5 million for the same period in 1998. In the first six months of 1999, proceeds from the sale of notes receivable of $3.2 million, proceeds from payments on notes receivable of $1.9 million, increased proceeds from disposal of property and equipment of $1.7 million and the absence of funding the bridge note receivable more than offset $2.1 million in payments related to the acquisition of KKR and a $6.4 million increase in capital expenditures from 1998 to 1999. For the first six months of 1999, net cash provided by financing activities was $4.9 million compared to $9.9 million for the same period in 1998. During the first six months of 1998, $11.6 million in net proceeds from the issuance of notes was received, compared to $5.9 million of net proceeds from working capital borrowings in 1999.

     EBITDA. For the first six months of 1999, the Company reported EBITDA (defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items) of $18.1 million, compared to $12.4 million for the same period in 1998. The $5.7 million improvement was due to the continuing impact of El Torito and Chi-Chi's cost reduction and reengineering strategies which have improved operating margins, improving comparable restaurant sales trends and $2.7 million contributed by KKR. This improved EBITDA is the continuation of the trend that began in 1996 when new management was installed at both El Torito and Chi-Chi's. Since 1995, the divisional EBITDA of the Company's ongoing Mexican restaurant operations is set forth in the following table.

                             Divisional EBITDA
                           ---------------------
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

     Working Capital Deficiency. The Company operates with a substantial working capital deficiency because:

     . restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable;

     .    rapid turnover allows a limited investment in inventories; and

     . cash from sales is usually received before related accounts payable for food, beverages and supplies become due.

     The Company had a working capital deficiency of $95.1 million on June 27, 1999.

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

     The Company was in compliance with all financial ratios at June 27, 1999. Letters of credit are issued under the Foothill Credit Facility primarily to provide security for future amounts payable under the Company's workers' compensation insurance program ($17.3 million of such letters of credit were outstanding as of August 11, 1999). $17.5 million in revolving cash borrowings were outstanding as of August 11, 1999.

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

     The Company is exploring several financing transactions and other strategic alternatives in an effort to meet its debt service requirements and has retained Donaldson, Lufkin & Jenrette Securities Corporation and U.S. Bancorp Libra as financial advisors to assist in this process. There can be no assurances, however, that any such transactions will be consummated. There can be no assurance that the Company will be able to repay or refinance its 9-3/4% Senior Notes due 2002 and its 10-7/8% Senior Subordinated Discount Notes due 2004, or that FRI-MRD will be able to repay or refinance its 15% Senior Discount Notes due 2002 and its 14% Senior Secured Discount Notes due 2002, at their respective maturities.

     B.   Capital Expenditures

     Net cash used in investing activities was $14.4 million for the first six months of 1999, including $16.1 million for capital expenditures, as compared to net cash used in investing activities of $13.5 million for the same period in 1998. The increase in net cash used in investing activities for the first six months of 1999 was primarily due to (i) cash required for the acquisition of KKR, (ii) increased capital expenditures and (iii) increased lease termination payments.

     Capital expenditures of up to approximately $36 million have been identified for fiscal 1999, including approximately $6 million devoted to normal improvements of the Company's restaurants. The Company is continuing its remodeling of both El Torito and Chi-Chi's restaurants and is committing approximately $18 million to $19 million for this purpose in fiscal 1999. The Company also anticipates opening up to 10 new El Torito restaurants, including the new "El Torito Express" concept, and up to five new Koo Koo Roo restaurants. As of August 11, 1999, the Company has opened two new El Toritos, one new El Torito Grill, two new El Torito Expresses and two new Koo Koo Roos. The Company is also upgrading El Torito's in-store point-of-sale ("POS") technology during fiscal 1999.

     From January 1, 1999 to August 11, 1999, the Company completed the remodeling of ten additional El Torito restaurants in various markets and 28 additional Chi-Chi's restaurants in various markets.

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

     State of Readiness. The Company began a concerted effort to address its Year 2000 issues in fiscal 1997. In fiscal 1998, the Company formalized the effort with a Y2K Preparedness Council that includes the Chief Executive Officer, General Counsel, Chief Financial Officer, Vice President of Public/Investor Relations and Vice President of Information Services. This team decided in early 1998 that the Company's best course of action was to replace the IT and non-IT systems that were not Year 2000 compliant with new hardware and software. In addition to improving processes and allowing wider access to data, the new systems would be Year 2000 compliant.

     The Company believes that it has identified all significant IT and non-IT systems that require replacement in connection with Year 2000 issues. Internal resources have been used, and are continuing to be used, to make the required changes and test Year 2000 readiness. The required modifications of all significant systems are well underway. The Company plans on completing the replacement and testing of all significant systems in the fourth quarter of 1999.

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

     Costs. The total cost to the Company of Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. The Company spent approximately $2.2 million on the new software and related hardware and installation costs in 1998 . In addition, the El Torito in-store POS upgrade discussed in Capital Expenditures above and POS upgrades in the Company's other operating divisions, including KKR, which are required for Year 2000 compliance, are expected to be completed by September 1999 at a cost of approximately $6.5 million to $7.0 million, much of which is anticipated to be lease financed. These costs, as well as the date on which the Company plans to complete the Year 2000 modifications and testing processes, are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those estimates.

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

     Contingency Plans. Based on the above-described plans, the Company does not believe that significant contingency plans will be necessary but the Company is preparing plans to deal with the possibility that some suppliers or vendors might fail to provide goods and services on a timely basis as a result of Year 2000 problems. The Company expects these contingency plans will generally include the identification, acquisition and/or preparation of backup systems, suppliers and vendors. All Year 2000 statements contained herein are designated as "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

Results of Operations.
---------------------

     The Company's total sales of $140,315,000 for the second quarter of 1999 increased by $20,220,000 or 16.8% as compared to the same period in 1998. For the first six months of 1999, total Company sales of $274,573,000 increased by $41,172,000 or 17.6% as compared to the same period in 1998. The increases were due to (i) the addition of sales from the Koo Koo Roo and Hamburger Hamlet restaurants which were acquired on October 30, 1998, (ii) sales increases in the comparable El Torito and Chi-Chi's restaurants and (iii) sales from new restaurants, partially offset by sales decreases for restaurants sold or closed. The breakdown of the sales increases for the second quarter and first six months of 1999 is detailed below:

                                                                          First Six
                                                     Second Quarter        Months
                                                     Sales Increase    Sales Increase
                                                     ---------------   ---------------
                                                             ($ in thousands)

Sales from the KKR Restaurant Division                      $22,714           $44,768
Increase in Sales of Comparable Restaurants                   1,292             3,392
Sales from New Restaurants                                    1,093             1,614
Decrease in Sales of Restaurants Sold or Closed              (4,879)           (8,602)
                                                            -------           -------
                                                            $20,220           $41,172
                                                            =======           =======

     Sales for comparable restaurants of $114,568,000 for the second quarter of 1999 increased by $1,292,000 or 1.1% as compared to the same period in 1998.
For the first six months of 1999,
sales of comparable restaurants of $224,573,000 increased by $3,392,000 or 1.5% as compared to the same period in 1998. As shown below, these increases were due to increased sales for comparable El Torito and Chi-Chi's restaurants.

                             Second Quarter    First Six Months
                             Sales Increase    Sales Increase
                          -----------------   ----------------
                          Amount   Percent    Amount   Percent
                          ------   --------   ------   -------
                                     ($ in thousands)
Comparable El Torito      $  558      1.0 %   $2,039    1.9 %
Comparable Chi-Chi's         734      1.3      1,353    1.2
                          ------              ------
Total                     $1,292      1.1 %   $3,392    1.5 %
                          ======      ====    ======    ====

     El Torito comparable sales were up 1.0% in the second quarter and 1.9% for the first six months of 1999 as compared to the same periods in 1998. El Torito's second quarter advertising continued its 45th Anniversary Celebration. El Torito's second quarter print campaign introduced the all new "XXL Sizzling EnchiWOWdas," a reinvention of the traditional Mexican favorite, enchiladas, but with larger portions served sizzling on a skillet with the choice of Filet Mignon, Crab or Barbeque Chicken. The campaign was supported by print media and included special discount offers, such as a "Free Caesar Salad with the Purchase of any EnchiWOWdas entree." The print advertising also highlighted El Torito's "Happy Dinner Hour" program which offers guests a 50% discount on the purchase of a second entree from 3-5 p.m. Monday through Friday. The offers in the print campaign were designed to generate new guest trial and increase the frequency of visits of existing guests. The in-restaurant marketing for the promotion included a specially created table menu featuring the Enchi"WOW"das entrees and a new line of "Cadillac" margaritas. In addition, El Torito continues to test new, innovative products in select markets for future systemwide introduction. Also contributing to El Torito's improving sales trends are the continued positive results of the remodel program which started in 1997. As of the end of fiscal June 1999, El Torito had completed 41 remodels.

     Comparable sales for Chi-Chi's in the second quarter of 1999 were up 1.3% as compared to the same period in 1998. The first major media advertising campaign of 1999 began in March and continued through April featuring two newly created items, "Fajitas Humongous for Two" and "Mucho Platter for Two." Comparable sales for May were up 5.4% when compared to the same period last year. Sales for May 5, 1999 were up 21.6% over May 5, 1998, which was up 25% over May 5, 1997, as Chi-Chi's continues to build participation in the Cinco de Mayo holiday in its markets. The second 1999 advertising campaign supported by major media started in early May featuring the "Del Rio Trio," a collection of Mexican entrees priced at $9.99. Concurrently, Chi-Chi's introduced a new seasonal Margarita, "Wild Berry," which generated 19.5% of all Margarita sales during its six-week availability, the highest response for a flavored Margarita introduction in three years. In June, a program to build Margarita sales was implemented, supported by an employee incentive contest. In addition, during the quarter, Chi-Chi's celebrated 18 remodel grand re-openings, bringing the total number of remodeled restaurants up to 68. Five of these new openings included an enhanced exterior to complement the remodeled interior.

     Koo Koo Roo's marketing activities for the second quarter began with the continuation of the Chargrilled Chicken Chop introduction. This product was first introduced in the latter part of the first quarter of 1999. This new product introduction was supported with a targeted print campaign in all markets. Following the Chargrilled Chicken Chop promotion, Koo Koo Roo introduced new Combo Meals. Each Combo Meal included an entree, any two sides and a beverage for $5.99. Customers could choose between four entrees:
Original Skinless Flame Broiled Chicken Breast or Leg & Thigh, Rotisserie Leg & Thigh or 1/4 lb. hand-carved roasted sliced turkey. The Combo Meal promotion was supported with four-color print advertising in all markets.

     Hamburger Hamlet, in the second quarter, introduced its Spring Menu of Hamlet At Night. This new menu included entrees such as Halibut Macadamia, Santa Fe Chicken and Grilled Pork Chop. This menu also introduced a new appetizer--Crab Cakes, and a new dessert--Hamlet's Lime Pie. This new menu is available after 5 p.m. every day to increase Hamburger Hamlet's dinner business. The Spring Menu was supported with four-color solo direct mail pieces distributed around the West Coast locations.

     Product costs of $36,925,000 for the second quarter of 1999 increased by $4,892,000 or 15.3% as compared to the same period in 1998. For the first six months of 1999, product costs of $72,646,000 increased by $9,850,000 or 15.7% as compared to the same period in 1998. The increases are primarily due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants on October 30, 1998 which accounts for $7,059,000 or 144.3% of the increase for the second quarter of 1999 and $13,823,000 or 140.3% of the increase for the first six months of 1999, partially offset by the impact of the 28 restaurants sold or closed since the beginning of 1998. As a percentage of sales, product costs decreased to 26.3% in the second quarter of 1999 as compared to 26.7% in the same period of 1998 and decreased to 26.5% for the first six months of 1999 as compared to 26.9% in the same period in 1998.

     Payroll and related costs of $49,495,000 for the second quarter of 1999 increased by $7,783,000 or 18.7% as compared to the same period in 1998. For the first six months of 1999, payroll and related costs of $97,435,000 increased by $15,517,000 or 18.9% as compared to the same period of 1998. The increases are primarily due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants on October 30, 1998 which accounts for $7,691,000 or 98.8% of the increase for the second quarter of 1999 and $15,346,000 or 98.9% of the increase for the first six months of 1999, the impact of the minimum wage increase in California on March 1, 1998 and the impact of improved management staffing in many of the Company's restaurants. As a percentage of sales, payroll and related costs increased to 35.3% in the second quarter of 1999 as compared to 34.7% in the same period of 1998 and increased to 35.5% for the first six months of 1999 as compared to 35.1% in the same period of 1998. The increases in payroll and related costs as a percentage of sales were offset in part by a continuing focus on improving labor scheduling and efficiencies.

     The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective September 1, 1997, the Federal minimum wage was increased from $4.75 to $5.15. However, a provision of the new measure effectively froze the minimum wage for tipped employees at then current levels by increasing the allowable tip credit in those states which allow for a tip credit. Furthermore, in California, the state's minimum wage was most recently increased to $5.75 on March 1, 1998. In response to the minimum wage increases on March 1, 1997 and March 1, 1998, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Chi-Chi's also raised menu prices in October and December 1997 as a result of the cumulative impact of these minimum wage increases. Similarly, in March 1998, KKR also raised menu prices for its Koo Koo Roo restaurants. No minimum wage increases are scheduled for 1999 at this time, but pressure continues for further increases in both the Federal and California executive and legislative branches.

     Occupancy and other operating expenses of $34,392,000 for the second quarter of 1999 increased by $3,061,000 or 9.8% as compared to the same period in 1998. For the first six months of 1999, occupancy and other operating expenses of $69,535,000 increased by $7,356,000 or 11.8% as compared to the same period in 1998. The increases are primarily due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants on October 30, 1998 which accounts for $5,015,000 or 163.8% of the increase for the second quarter of 1999 and $10,039,000 or 136.5% of the increase for the first six months of 1999, partially offset by the impact of the 28 restaurants sold or closed since the beginning of 1998. As a percentage of sales, occupancy and other operating expenses decreased to 24.5% in the second quarter of 1999 as compared to 26.1% in the same period in 1998 and decreased to 25.3% for the first six months of 1999 as compared to 26.6% in the same period in 1998. This decrease primarily reflects (i) the impact of El Torito and Chi-Chi's cost reduction strategies,
(ii) the impact of improving comparable restaurant sales trends and (iii) lower occupancy and other operating expenses as a percentage of sales in the Koo Koo Roo and Hamburger Hamlet restaurants.

     Depreciation and amortization of $6,238,000 for the second quarter of 1999 increased by $955,000 or 18.1% as compared to the same period in 1998. For the first six months of 1999, depreciation and amortization of $12,915,000 increased by $2,293,000 or 21.6% as compared to the same period in 1998. The increases are primarily due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants on October 30, 1998 which accounts for $1,002,000 or 104.9% of the increase for the second quarter of 1999 and $2,474,000 or 107.9% of the increase for the first six months of 1999, partially offset by the impact of (i) the 28 restaurants sold or closed since the beginning of 1998 and (ii) the reduced depreciable basis from the write-down of certain long-lived assets in the fourth quarter of 1998.

     General and administrative expenses of $8,233,000 for the second quarter of 1999 increased by $1,235,000 or 17.6% as compared to the same period in 1998. For the first six months of 1999 general and administrative expenses of $16,871,000 increased by $2,755,000 or 19.5% as compared to the same period in 1998. General and administrative expenses of $1,508,000 for the second quarter of 1999 and $2,976,000 for the first six months of 1999 were incurred by or allocated to the Koo Koo Roo and Hamburger Hamlet restaurant operations. As a percentage of sales, general and administrative expenses increased slightly to 5.9% in the second quarter of 1999 as compared to 5.8% in the same period of 1998 and increased slightly to 6.1% for the first six months of 1999 as compared to 6.0% in the same period of 1998. Management continues to closely evaluate the Company's general and administrative cost structure for savings opportunities.

     The Company reported a loss on disposition of properties of $0.8 million in the second quarter of 1999 and $1.2 million for the first six months of 1999 as compared to a loss of $0.7 million for the second quarter in 1998 and $1.4 million for the first six months of 1998. These amounts primarily reflect losses associated with restaurant divestments and closures in such periods.

     Interest expense, net for the second quarter of 1999 of $7,610,000 increased by $1,611,000 or 26.9% as compared to the same period in 1998. Interest expense, net for the first six months of 1999 of $14,893,000 increased by $3,067,000 or 25.9% as compared to the same period in 1998. The increase is primarily the result of (i) the issuance of $14 million face value of FRI-MRD's Senior Discount Notes in January 1998 and the additional accretion of interest thereon in 1999, (ii) the issuance of $24 million face value of FRI-MRD's Senior Secured Discount Notes on October 30, 1998 and the accretion of interest thereon and (iii) reduced interest income on invested cash balances.

Seasonality.
-----------

     The Company, as a whole, does not experience significant seasonal fluctuations in sales. However, the Company's sales tend to be slightly greater during the spring and summer months.

Selected Division Operating Data.
--------------------------------

     Until October 30, 1998, the Company primarily operated full-service Mexican restaurants in two divisions under the El Torito, Chi-Chi's, Casa Gallardo and other names. On October 30, 1998, the Company acquired the Koo Koo Roo and Hamburger Hamlet restaurant operations. At June 27, 1999, the Company's El Torito restaurant division operated 98 full-service and fast-casual restaurants, the Company's Chi-Chi's restaurant division operated 154 full-service restaurants and the Company's Koo Koo Roo restaurant division operated 56 fast-casual and full-service restaurants.

     The following table sets forth certain information regarding the Company, its El Torito, Chi-Chi's, and Koo Koo Roo restaurant divisions.

                                                         For the Quarters Ended
                                           ------------------------------------------------
                                              June 27,       June 28,            June 29,
                                                1999           1998                1997
                                           ------------    ------------        ------------
                                              ($ in thousands, except average check amount)
El Torito Restaurant Division
-----------------------------
Restaurants Open at End of Period:
  Owned/operated                                     98              94                  97
  Franchised and Licensed                             9               8                   7
Sales                                      $     58,674    $     57,583        $     58,780
Restaurant Level Cashflow (a)                    10,276           9,943               9,345
Divisional EBITDA (b)                             7,514           6,985               6,187
Percentage increase (decrease)
    in comparable restaurant sales                  1.0 %           0.3 %               0.4 %
Average check (excluding
    alcoholic beverage sales)              $      10.87    $      10.10        $       9.80


Chi-Chi's Restaurant Division
-----------------------------
Restaurants Open at End of Period:
  Owned/operated                                    154             179                 180
  Franchised and Licensed                            13              13                  18
Sales                                      $     58,927    $     62,512        $     64,323
Restaurant Level Cashflow (a)                     6,278           4,809               4,539
Divisional EBITDA (b)                             2,415           1,102               1,048
Percentage increase (decrease)
    in comparable restaurant sales                  1.3%           (1.4)%              (9.2)%
Average check (excluding
    alcoholic beverage sales)              $       9.41    $       8.20 (c)    $       7.87 (c)


Koo Koo Roo Restaurant Division (d)
-----------------------------------
Restaurants Open at End of Period:
  Owned/operated                                     56               0                   0
  Franchised and Licensed                             3               0                   0
Sales                                      $     22,714    $          0        $          0
Restaurant Level Cashflow (a)                     2,949               0                   0
Divisional EBITDA (b)                             1,429               0                   0
Percentage increase (decrease)
    in comparable restaurant sales                 N.A.            N.A.                N.A.
Average check (Koo Koo Roo
    restaurants only)                      $       9.06    $       N.A.        $       N.A.


Total Company
-------------
Restaurants Open at End of Period:
  Owned/operated                                    308             273                 277
  Franchised and Licensed                            25              21                  25
Sales                                      $    140,315    $    120,095        $    123,103
EBITDA (e)                                       11,270           8,021               7,196

                                                              For the Six Months Ended
                                           -----------------------------------------------------------------
                                              June 27,                    June 28,                 June 29,
                                                1999                        1998                     1997
                                           ------------               -------------            -------------
                                                      ($ in thousands, except average check amount)
El Torito Restaurant Division
-----------------------------
Restaurants Open at End of Period:
  Owned/operated                                     98                          94                       97
  Franchised and Licensed                             9                           8                        7
Sales                                      $    112,100               $     109,392            $     112,380
Restaurant Level Cashflow (a)                    18,498                      17,030                   16,579
Divisional EBITDA (b)                            12,130                      11,298                   10,436
Percentage increase (decrease)
    in comparable restaurant sales                  1.9%                       (0.5)%                   (0.5)%
Average check (excluding
    alcoholic beverage sales)              $      10.61              $         9.95           $         9.66


Chi-Chi's Restaurant Division
-----------------------------
Restaurants Open at End of Period:
  Owned/operated                                    154                         179                      180
  Franchised and Licensed                            13                          13                       18
Sales                                      $    117,705               $     124,009            $     125,701
Restaurant Level Cashflow (a)                    10,899                       8,937                    8,017
Divisional EBITDA (b)                             3,419                       1,204                      358
Percentage increase (decrease)
    in comparable restaurant sales                  1.2%                       (0.2)%                  (10.9)%
Average check (excluding
    alcoholic beverage sales)              $       9.14              $         8.21 (c)         $       7.91 (c)


Koo Koo Roo Restaurant Division (d)
-----------------------------------
Restaurants Open at End of Period:
  Owned/operated                                     56                           0                        0
  Franchised and Licensed                             3                           0                        0
Sales                                      $     44,768               $           0            $           0
Restaurant Level Cashflow (a)                     5,560                           0                        0
Divisional EBITDA (b)                             2,651                           0                        0
Percentage increase (decrease)
    in comparable restaurant sales                 N.A.                        N.A.                     N.A.
Average check (Koo Koo Roo
    restaurants only)                      $       8.90               $        N.A.            $        N.A.


Total Company
-------------
Restaurants Open at End of Period:
  Owned/operated                                    308                         273                      277
  Franchised and Licensed                            25                          21                       25
Sales                                      $    274,573               $     233,401            $     238,081
EBITDA (e)                                       18,086                      12,392                   10,714

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

     None.

Item 3.   Defaults Upon Senior Securities
------

     None.

Item 4.   Submission of Matters to a Vote of Security Holders
------

     None.

Item 5.   Other Information
------

     The annual meeting of stockholders was held on June 11, 1999. Stockholders voted in person or by proxy for the following purposes:

     (a) Stockholders voted to elect Kevin S. Relyea, A. William Allen, III, Peter P. Copses, George G. Golleher, David B. Kaplan and Antony P. Ressler as directors, each to serve until the next annual meeting of stockholders and until his successor is duly elected and qualified. There were no broker non-votes. Votes for each director were as follows:

                            Votes For    Votes Against
                           -----------   -------------
Kevin S. Relyea            168,844,091         808,490
A. William Allen, III      168,826,176         826,405
Peter P. Copses            168,743,346         909,235
George G. Golleher         168,834,535         818,046
David B. Kaplan            168,738,246         914,335
Antony P. Ressler          168,745,151         907,430

     (b) Stockholders voted to approve and ratify the appointment of KPMG LLP as the Company's independent accountants for the fiscal year ending December 26, 1999. 169,089,732 shares were voted for this proposal, 248,706 were voted against, there were 314,143 abstentions and no broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K
------

     (a)  Exhibits

          2 (a) Agreement and Plan of Merger, dated as of June 9, 1998 by and among the Company, Fri-Sub, Inc. and Koo Koo Roo, Inc. ("KKR"). (Filed as Exhibit 2.1 to the Company's Form S-4 filed with the SEC on July 1, 1998.)

          3 (a) Sixth Restated Certificate of Incorporation of the Exhibit 3(a) to the Company's Form 10-Q filed Company. (Filed as with the SEC on May 12, 1999.)

          3 (b) Second Amended and Restated Bylaws of the Company. Exhibit 3(c) to the Company's Form 10-K filed (Filed as with the SEC on March 29, 1999.)

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

          None.



--------
     * Filed herewith.

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

Date: August 11, 1999