Form 10-Q
period 1999-09-26
PRANDIUM INC
filed 1999-11-10
CIK 813856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



    X     Quarterly report pursuant to section 13 or 15(d) of the Securities
  -----

Exchange Act of 1934

For the quarterly period ended September 26, 1999 or

 _____    Transition report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the transition period from ________________ to ______________________

                        Commission file number 33-14051
                                               --------

                                Prandium, Inc.
                                --------------
            (Exact name of registrant as specified in its charter)

   Delaware                                        33-0197361
   -------------------------------                 ----------------------------
   (State or other jurisdiction of                (Employer Identification No.)
   incorporation or organization)


               18831 Von Karman Avenue, Irvine, California 92612
               -------------------------------------------------
               (Address of principal executive offices)(Zip Code)


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

                           Yes    X        No _______
                               -------

As of November 10, 1999, the registrant had issued and outstanding 180,380,513 shares of common stock, $.01 par value per share.

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------


Item 1.    Financial Statements
-------

                                PRANDIUM, INC.
                                --------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                               ($ in thousands)


                                                                                  September 26,             December 27,
                                                                                      1999                     1998
                                                                                  -------------             ------------
                                                                                   (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents                                                       $       3,715             $     17,707
  Receivables                                                                             5,067                    9,106
  Inventories                                                                             4,635                    5,020
  Other current assets                                                                    5,856                    3,957
                                                                                  -------------             ------------
    Total current assets                                                                 19,273                   35,790

Property and equipment, net                                                             199,307                  201,314
Reorganization value in excess of amount allocable to identifiable                       34,077                   35,129
 assets, net
Costs in excess of net assets of business acquired, net                                  66,745                   56,455
Other assets                                                                             16,458                   19,498
                                                                                  -------------             ------------
                                                                                  $     335,860             $    348,186
                                                                                  =============             ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current portion of long-term debt, including                                    $       3,263             $      2,498
   capitalized lease obligations
  Accounts payable                                                                       15,609                   22,447
  Self-insurance reserves                                                                21,785                   25,040
  Other accrued liabilities                                                              63,708                   74,833
  Income taxes payable                                                                    3,614                    3,742
                                                                                  -------------             ------------
    Total current liabilities                                                           107,979                  128,560

Other long-term liabilities                                                               3,810                    3,612
Long-term debt, including capitalized lease obligations, less                           267,597                  237,151
 current portion

Stockholders' deficit:
  Common stock - authorized 300,000,000 shares, par value $.01 per share,
     180,380,513 shares issued and outstanding on September 26, 1999 and
     178,105,294 shares issued and outstanding on December 27,                            1,804                    1,781
      1998
  Additional paid-in capital                                                            222,353                  222,353
  Accumulated deficit                                                                  (267,683)                (245,271)
                                                                                  -------------             ------------
    Total stockholders' deficit                                                         (43,526)                 (21,137)
                                                                                  -------------             ------------
                                                                                  $     335,860             $    348,186
                                                                                  =============             ============

     See accompanying notes to condensed consolidated financial statements

                                  PRANDIUM, INC.
                                  --------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                  ($ in thousands, except per share amounts)
                                  (Unaudited)

                                                           For the Quarters Ended
                                                  ---------------------------------------
                                                  September 26,             September 27,
                                                      1999                      1998
                                                  -------------            --------------
Sales                                             $     134,264            $      115,293
                                                  -------------            --------------

Product costs                                            35,324                    30,492
Payroll and related costs                                47,790                    40,941
Occupancy and other operating expenses                   35,185                    30,416
Depreciation and amortization                             7,017                     5,586
General and administrative expenses                       7,637                     7,683
Opening costs                                               688                     1,103
Loss on disposition of properties, net                    1,806                     1,835
                                                  -------------            --------------

  Total costs and expenses                              135,447                   118,056
                                                  -------------            --------------

Operating loss                                           (1,183)                   (2,763)

Interest expense, net                                     8,170                     6,111
                                                  -------------            --------------

Loss before income tax provision                         (9,353)                   (8,874)

Income tax provision                                        147                        46
                                                  -------------            --------------

Net loss                                          $      (9,500)           $       (8,920)
                                                  =============            ==============

Net loss per share - basic and diluted            $       (0.05)           $        (0.07)
                                                  =============            ==============

Weighted average shares outstanding - basic
  and diluted                                       180,380,513               121,515,391
                                                  =============            ==============

     See accompanying notes to condensed consolidated financial statements

                                  PRANDIUM, INC.
                                  --------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                  ($ in thousands, except per share amounts)
                                  (Unaudited)


                                                         For the Nine Months Ended
                                                  -------------------------------------
                                                  September 26,           September 27,
                                                      1999                     1998
                                                  -------------           -------------
Sales                                             $     408,837           $     348,694
                                                  -------------           -------------

Product costs                                           107,970                  93,288
Payroll and related costs                               145,225                 122,859
Occupancy and other operating expenses                  104,720                  92,595
Depreciation and  amortization                           19,932                  16,208
General and administrative expenses                      24,508                  21,799
Opening costs                                             2,391                   2,361
Loss on disposition of properties, net                    2,999                   3,241
                                                  -------------           -------------

  Total costs and expenses                              407,745                 352,351
                                                  -------------           -------------

Operating income (loss)                                   1,092                  (3,657)

Interest expense, net                                    23,063                  17,937
                                                  -------------           -------------

Loss before income tax provision                        (21,971)                (21,594)

Income tax provision                                        441                     300
                                                  -------------           -------------

Net loss                                          $     (22,412)          $     (21,894)
                                                  =============           =============

Net loss per share - basic and diluted            $       (0.12)          $       (0.18)
                                                  =============           =============

Weighted average shares outstanding - basic
    and diluted                                     180,380,513             121,515,391
                                                  =============           =============

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              --------------------------------------------------
                               ($ in thousands)
                                  (Unaudited)


                                                                                  For the Nine Months Ended
                                                                         -----------------------------------------
                                                                         September 26,               September 27,
                                                                              1999                      1998
                                                                         -------------               -------------

Decrease in Cash and Cash Equivalents
Cash flows from operating activities:
  Cash received from customers, franchisees and licensees                $     410,153               $     350,267
  Cash paid to suppliers and employees                                        (401,111)                   (336,863)
  Interest paid, net                                                           (15,219)                    (14,320)
  Opening costs                                                                 (2,391)                     (2,017)
  Income taxes paid                                                               (569)                       (358)
                                                                         -------------               -------------

    Net cash used in operating activities                                       (9,137)                     (3,291)
                                                                         -------------               -------------

Cash flows from investing activities:
  Proceeds from disposal of property and equipment                               1,787                       4,585
  Proceeds from the sale of notes receivable, net                                3,246                           0
  Proceeds from payments on notes receivable                                     2,076                           0
  Bridge note receivable - KKR merger                                                0                      (3,000)
  Cash required for the acquisition of KKR                                      (2,300)                     (1,271)
  Capital expenditures                                                         (24,354)                    (17,703)
  Lease termination payments                                                    (2,855)                     (1,115)
  Other divestment expenditures                                                 (1,811)                          0
  Other                                                                           (746)                       (570)
                                                                         -------------               -------------

    Net cash used in investing activities                                      (24,957)                    (19,074)
                                                                         -------------               -------------

Cash flows from financing activities:
  Net proceeds from issuance of notes                                                0                      11,620
  Proceeds from working capital borrowings, net                                 21,800                           0
  Payment of debt issuance costs                                                  (177)                        (97)
  Reductions of long-term debt, including capitalized lease obligations         (1,521)                     (2,889)
                                                                         -------------               -------------

    Net cash provided by financing activities                                   20,102                       8,634
                                                                         -------------               -------------

Net decrease in cash and cash equivalents                                      (13,992)                    (13,731)
Cash and cash equivalents at beginning of period                                17,707                      32,518
                                                                         -------------               -------------

Cash and cash equivalents at end of period                               $       3,715               $      18,787
                                                                         =============               =============

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                -------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
          -----------------------------------------------------------
                               ($ in thousands)
                                  (Unaudited)


                                                                                                For the Nine Months Ended
                                                                                             -------------------------------
                                                                                             September 26,     September 27,
                                                                                                  1999              1998
                                                                                             -------------     -------------

Reconciliation of net loss to net cash used in operating activities:
Net loss                                                                                     $     (22,412)    $     (21,894)
Adjustments to reconcile net loss  to net cash used in operating activities:
    Depreciation and amortization                                                                   19,932            16,208
    Amortization of debt issuance costs                                                              1,164               896
    Expense of unamortized opening costs                                                                 0               344
    Loss on disposition of properties                                                                2,999             3,241
    Accretion of interest on discount notes                                                          7,147             6,066
    (Increase) decrease in receivables, inventories and other current assets                        (1,329)              601
    Decrease in accounts payable, self-insurance reserves, other accrued
      liabilities and income taxes payable                                                         (16,638)           (8,753)
                                                                                             -------------     -------------

Net cash used in operating activities                                                        $      (9,137)    $     $(3,291)
                                                                                             =============     =============

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)

     1.   Company.  Prandium, Inc., formerly known as Koo Koo Roo Enterprises,
          -------
Inc. and as Family Restaurants, Inc. (together with its subsidiaries, the "Company"), was incorporated in Delaware in 1986. The Company is primarily engaged in the operation of restaurants in the full-service and fast-casual segments, through its subsidiaries. Information relating to periods ending prior to October 30, 1998 included in this report relates to the historical operations of Family Restaurants, Inc. and, except as otherwise indicated, does not reflect the operations of Koo Koo Roo, Inc., a Delaware corporation, or The Hamlet Group, Inc., a California corporation (collectively, "KKR"), which the Company acquired on October 30, 1998. At September 26, 1999, the Company operated 307 restaurants in 27 states, approximately 68% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 22 restaurants outside the United States.

     2.   Financial Statements.  The Condensed Consolidated Financial Statements
          --------------------
in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Year Ended December 27, 1998 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1998 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter and nine months ended September 26, 1999 are not necessarily indicative of those for the full year.

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

                                                                        Nine Months
                                                      Quarter Ended        Ended
                                                     Sept. 27, 1998   Sept. 27, 1998
                                                     ---------------  ---------------
                                                               (Pro Forma)
                                                         ($ in thousands, except
                                                             per share data)
Consolidated Statements of Operations Information
      Sales                                                $137,536         $416,003
      Net loss from continuing operations                  $(11,348)        $(40,613)
      Pro forma basic and diluted loss per common          $  (0.07)        $  (0.23)
      Pro forma weighted average number of common
        shares outstanding (in thousands)                   178,105          178,105

     An appraisal of the acquired real estate, restaurant equipment, furniture, fixtures and leasehold interests has been completed, and the final allocation of purchase price to the fair value of tangible assets acquired and liabilities assumed has been made.

     4.   Strategic Divestment Program.  In the fourth quarter of 1998, 48
          ----------------------------
non-strategic Chi-Chi's restaurants were designated for divestment (the "Strategic Divestment Program"). In conjunction with the Strategic Divestment Program, the Company recorded a provision for divestitures of $22,884,000, including divestment reserves of $12,256,000. For the nine months ended September 26, 1999, the Company utilized (i) $249,000 for severance costs associated with certain restaurant and regional managers in connection with the restaurants divested and (ii) $1,505,000 for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. Thirty of the restaurants were still in operation at the end of the third quarter of 1999, and, accordingly, only $3,399,000 of the divestiture reserves have been utilized as of September 26, 1999. The Strategic Divestment Program is scheduled to be completed over a 12- to 24-month period and the operating results will be included in the Company's consolidated statement of operations until the divestments are completed.

     5.   Segment Information.  The Company operates exclusively in the
          -------------------
food-service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company. The Company's reportable segments are based on restaurant operating divisions. Operating income (loss) includes the operating results before interest. The corporate component of operating income (loss) represents corporate general and administrative expenses. Corporate assets include corporate cash, investments, receivables and asset portions of financing instruments.

                                              For the Quarters Ended     For the Nine Months Ended
                                              ----------------------     -------------------------
                                              Sept. 26,      Sept. 27,      Sept. 26,    Sept. 27,
                                                1999           1998          1999         1998
                                              -----------    --------    -----------    ----------
                                                                 (Unaudited)
                                                              ($ in thousands)
Sales
     El Torito Division                       $  55,693      $  53,778    $   167,793    $ 163,170
     Chi-Chi's Division                          56,894         61,515        174,599      185,524
     Koo Koo Roo Division                        21,677              0         66,445            0
                                               --------       --------     ----------     --------
        Total Sales                           $ 134,264      $ 115,293    $   408,837    $ 348,694
                                               ========       ========     ==========     ========

Depreciation and Amortization
     El Torito Division                       $   2,481      $   2,420    $     7,317    $   7,193
     Chi-Chi's Division                           2,904          2,778          7,988        7,847
     Koo Koo Roo Division                         1,374              0          3,848            0
     Corporate                                      258            388            779        1,168
                                               --------       --------     ----------     --------
        Total Depreciation and Amortization   $   7,017      $   5,586    $    19,932    $  16,208
                                               ========       ========     ==========     ========

Operating Income (Loss)
     El Torito Division                       $   2,414      $   2,313    $     7,572    $   8,144
     Chi-Chi's Division                          (2,722)        (4,665)        (4,214)     (10,235)
     Koo Koo Roo Division                          (507)             0           (586)           0
     Corporate                                     (368)          (411)        (1,680)      (1,566)
                                               --------       --------     ----------     --------
        Total Operating Income (Loss)         $  (1,183)     $  (2,763)   $     1,092    $  (3,657)
                                               ========       ========     ==========     ========

Interest Expense, net
     El Torito Division                       $     410      $     201    $       823    $     673
     Chi-Chi's Division                             279            145            455          458
     Koo Koo Roo Division                            26              0             69            0
     Corporate                                    7,455          5,765         21,716       16,806
                                               --------       --------     ----------     --------
        Total Interest Expense, Net           $   8,170      $   6,111    $    23,063    $  17,937
                                               ========       ========     ==========     ========

Capital Expenditures
     El Torito Division                       $   1,739      $   2,609    $     8,699    $   7,374
     Chi-Chi's Division                           5,824          5,108         13,571        9,716
     Koo Koo Roo Division                           548              0          1,682            0
     Corporate                                      140            276            402          613
                                               --------       --------     ----------     --------
        Total Capital Expenditures            $   8,251      $   7,993    $    24,354    $  17,703
                                               ========       ========     ==========     ========

                                                                           Sept. 26,      Dec. 27,
                                                                              1999          1998
                                                                         -----------    ----------
                                                                          (Unaudited)
                                                                              ($ in thousands)
Total Assets
     El Torito Division                                                  $   105,743    $  100,056
     Chi-Chi's Division                                                      113,184       112,328
     Koo Koo Roo Division                                                    100,826       108,410
     Corporate                                                                16,107        27,392
                                                                         -----------    ----------
                             Total Assets                                 $  335,860    $  348,186
                                                                         ===========    ==========

   Item 2.   Management's Discussion and Analysis of Financial Condition and
   ------
             Results of Operations

     Certain information and statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "expects," "intends," "plans," "estimates" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties that could cause actual results of the Company or the restaurant industry to differ materially from expected results expressed or implied by such forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a restaurant company operating in a competitive environment, factors that could significantly impact expected results include:

     . the continuing development of successful marketing strategies for each of the Company's concepts;

     .    the effect of national and regional economic conditions;

     .    the ability of the Company to satisfy its debt obligations;

     .    the availability of adequate working capital;

     .    competitive products and pricing;

     .    changes in legislation;

     .    demographic changes;

     .    the ability to attract and retain qualified personnel;

     .    changes in business strategy or development plans;

     .    business disruptions;

     .    changes in consumer preferences, tastes and eating habits;

     .    increases in food and labor costs; and

     . the Company's ability to mitigate the impact of the Year 2000 issue successfully.

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

     As used herein, "comparable restaurants" means restaurants operated by the Company on April 1, 1998 and that continued in operation through the end of the third quarter of 1999. The Company has adjusted its comparable restaurant sales calculation to conform to the general industry standard of an 18-month base versus the prior 12-month base. This change has not had a material impact on reported comparable restaurant sales results due to the relatively low levels of new restaurant growth.

Liquidity and Capital Resources
-------------------------------

     A.  Liquidity

     The Company reported net cash used in operating activities for the nine months ended September 26, 1999 and September 27, 1998 of $9.1 million and $3.3 million, respectively. Cash needs are being funded by available cash balances, supplemented, as necessary, by working capital advances available under the Foothill Credit Facility (as defined below). In addition, in 1997 and 1998 FRI-MRD Corporation, a wholly owned subsidiary of the Company ("FRI-MRD"), raised approximately $67.3 million in cash from the issuance of senior discount notes and senior secured discount notes to supplement its liquidity needs. The Company's viability has been and will continue to be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and to comply with the terms of its financing agreements.

     Statement of Cash Flows. For the nine months ended September 26, 1999, net cash used in operating activities was $9.1 million compared to $3.3 million for the nine months ended September 27, 1998. This increase was in part due to the $4.4 million decline in cash received from customers, franchisees and licensees net of cash paid to suppliers and employees. In addition, interest paid, net, opening costs and income taxes paid also increased by $0.9 million, $0.4 million and $0.2 million, respectively. For the first nine months of 1999, net cash used in investing activities was $25.0 million compared to $19.1 million for the same period in 1998. In the first nine months of 1999, increases in capital expenditures, cash required for the acquisition of KKR, lease termination payments and other divestment expenditures of $6.7 million, $1.0 million, $1.7 million and $1.8 million, respectively, along with a reduction of $2.8 million in proceeds from disposal of property and equipment, more than offset proceeds from the sale of notes receivable of $3.2 million and proceeds from payments on notes receivable of $2.1 million. For the first nine months of 1999, net cash provided by financing activities was $20.1 million compared to $8.6 million for the same period in 1998. During the first nine months of 1998, $11.6 million in net proceeds from the issuance of notes was received, compared to $21.8 million of net proceeds from working capital borrowings in 1999.

     EBITDA. For the first nine months of 1999, the Company reported EBITDA (defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items) of $26.4 million, compared to $18.2 million for the same period in 1998. The $8.3 million improvement was due to the continuing impact of El Torito and Chi-Chi's cost reduction and reengineering strategies which have improved operating margins, improved comparable restaurant sales trends and $3.6 million contributed by KKR. This improved EBITDA is the continuation of the trend that began in 1996 when new management was installed at both El Torito and Chi-Chi's. Since 1995, the divisional EBITDA of the Company's ongoing Mexican restaurant operations is set forth in the following table.

                                        Divisional EBITDA
                                        -----------------
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

     The Company had a working capital deficiency of $88.7 million on September 26, 1999.

     Credit Facility and Other Long-Term Debt. The Company's credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"):

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

     The Company was in compliance with all financial ratios at September 26, 1999. Letters of credit are issued under the Foothill Credit Facility primarily to provide security for future amounts payable under the Company's workers' compensation insurance program ($16.1 million of such letters of credit were outstanding as of November 10, 1999). $23.7 million in revolving cash borrowings were outstanding as of November 10, 1999.

     The Company continues to be highly leveraged and has significant annual debt service requirements, excluding requirements under the Foothill Credit Facility, as follows:

                                            Cash
                                          Interest        Principal
                                          --------        ---------
                                              ($ in millions)

                 2000                     $29.4           $  4.0
                 2001                      29.0              4.0
                 2002                      16.0            205.7
                 2003                       3.7              1.2
                 2004                       1.9             31.6

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

     B.  Capital Expenditures

     Net cash used in investing activities was $25.0 million for the first nine months of 1999, including $24.4 million for capital expenditures, as compared to net cash used in investing activities of $19.1 million for the same period in 1998. The increase in net cash used in investing activities for the first nine months of 1999 was primarily due to (i) cash required for the acquisition of KKR, (ii) increased capital expenditures,
(iii) increased lease termination payments and (iv) other divestment expenditures.

     Capital expenditures of approximately $30 million to $31 million are now anticipated for fiscal 1999, including approximately $6 million devoted to normal improvements of the Company's restaurants. The Company is continuing its remodeling of both El Torito and Chi-Chi's restaurants and is committing approximately $17 million to $18 million for this purpose in fiscal 1999. As of November 10, 1999, the Company has opened three new El Toritos, one new El Torito Grill, three new El Torito Expresses and two new Koo Koo Roos and anticipates opening one additional Koo Koo Roo restaurant during fiscal 1999. The Company is also upgrading El Torito's in-store point-of-sale ("POS") technology during fiscal 1999.

     From January 1, 1999 to November 10, 1999, the Company completed the remodeling of ten additional El Torito restaurants in various markets and 38 additional Chi-Chi's restaurants in various markets.

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

     The Securities and Exchange Commission ("SEC") has asked public companies to disclose four general types of information related to Year 2000 preparedness: the company's state of readiness, costs (historical and prospective), risks and contingency plans. See SEC Release No. 33-7558 (July 29, 1998). Accordingly, the Company has prepared the following discussion in this report, in addition to the Year 2000 disclosures previously filed with the SEC.

     State of Readiness. The Company began a concerted effort to address its Year 2000 issues in fiscal 1997. In fiscal 1998, the Company formalized the effort with a Y2K Preparedness Council that includes the Chief Executive Officer, General Counsel, Chief Financial Officer, Vice President of Public/Investor Relations, Vice President of Information Services and Vice President of Assets Protection. This team decided in early 1998 that the Company's best course of action was to replace the IT and non-IT systems that were not Year 2000 compliant with new hardware and software. In addition to improving processes and allowing wider access to data, the new systems would be Year 2000 compliant.

     The Company believes that it has identified all significant IT and non-IT systems that require replacement in connection with Year 2000 issues. Internal resources have been used, and are continuing to be used, to make the required changes and test Year 2000 readiness. The required modifications of all significant systems are well underway. The Company plans on completing the replacement and testing of all significant IT systems in the fourth quarter of 1999. The Company has analyzed its non-IT Systems and believes that there will be no impact on these systems in Year 2000.

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

     Costs. The total cost to the Company of Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. The Company spent approximately $2.2 million on the new software and related hardware and installation costs in 1998. In addition, the El Torito Restaurants' in-store Point-of-Sale (POS) upgrade discussed in Capital Expenditures above and POS upgrades in the Company's other operating divisions, including Koo Koo Roo and Chi-Chi's, which are required for Year 2000 compliance, are expected to be completed in the fourth quarter of 1999 at a cost of approximately $6.5 million to $7.0 million, much of which is anticipated to be lease financed. Total Year 2000-related expenditures are expected to approximate $9.0 million. These costs, as well as the date on which the Company plans to complete the Year 2000 modifications and testing processes, are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those estimates.

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

     Contingency Plans. Based on the above-described plans, the Company does not believe that significant contingency plans will be necessary, but the Company is preparing plans to deal with the possibility that some suppliers or vendors might fail to provide goods and services on a timely basis as a result of Year 2000 problems. The Company expects these contingency plans will generally include the identification, acquisition and/or preparation of backup systems, suppliers and vendors.

All Year 2000 statements contained herein are designated as "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

Results of Operations.
---------------------

     The Company's total sales of $134,264,000 for the third quarter of 1999 increased by $18,971,000 or 16.5% as compared to the same period in 1998. For the first nine months of 1999, total Company sales of $408,837,000 increased by $60,143,000 or 17.2% as compared to the same period in 1998. The increases were due to (i) the addition of sales from the Koo Koo Roo and Hamburger Hamlet restaurants acquired on October 30, 1998, (ii) sales increases in the comparable El Torito and Chi-Chi's restaurants for the nine-month period and
(iii) sales from new restaurants, partially offset by sales decreases for restaurants sold or closed. The breakdown of the sales increases for the third quarter and first nine months of 1999 is detailed below:

                                                                                 First Nine
                                                               Third Quarter       Months
                                                              Sales Increase   Sales Increase
                                                              ---------------  ---------------
                                                                      ($ in thousands)

      Sales from the KKR Restaurant Division                         $21,677         $ 66,445
      Increase (Decrease) in Sales of Comparable
       Restaurants                                                    (1,094)           2,298
      Sales from New Restaurants                                       2,497            4,111
      Decrease in Sales of Restaurants Sold or Closed                 (4,109)         (12,711)
                                                                     -------         --------
                                                                     $18,971         $ 60,143
                                                                     =======         ========

     Sales for comparable restaurants of $108,217,000 for the third quarter of 1999 decreased by $1,094,000 or 1.0% as compared to the same period in 1998. For the first nine months of 1999, sales of comparable restaurants of $332,790,000 increased by $2,298,000 or 0.7% as compared to the same period in 1998. As shown below, both comparable El Torito and Chi-Chi's restaurants reported decreased sales in the third quarter, partially due to key competitors increasing their advertising activity including discounts, after Chi-Chi's and El Torito reported increased comparable sales for both the first and second quarters.

                                    Third Quarter      First Nine Months
                                   Sales Decrease        Sales Increase
                               ------------------    --------------------
                                Amount   Percent     Amount       Percent
                               --------  --------    ------       -------
                                           ($ in thousands)
       Comparable El Torito    $  (534)    (1.0)%    $1,505         0.9 %
       Comparable Chi-Chi's       (560)     (1.0)       793         0.5
                               -------               ------       -------
       Total                   $(1,094)    (1.0)%    $2,298         0.7 %
                               =======     =====     ======       =======

     El Torito comparable sales were down 1.0% in the third quarter but up 0.9% for the first nine months of 1999 as compared to the same periods in 1998. The third quarter advertising campaign continued El Torito's 45th Anniversary Celebration. The third quarter print campaign introduced the all new "45 RPM -Revolutionary Platter from Mexico." The platter was designed and priced as a meal for two people and included sizzling steak, chicken and carnitas served on a carousel with sides including guacamole, jack cheese, sour cream and salsa. The campaign was supported by print media and included special discount offers, such as "$5.00 off any 45 RPM Entree." The print advertising also focused on the lunch day part by offering "$3.00 off any Lunch Entree" and attempted to appeal to adults with children by offering "One Free Kid's Meal with the Purchase of an Adult Entree." In addition, the "Happy Dinner Hour" Program, which offers guests a 50% discount on the purchase of a second entree from 3 to 5 p.m. Monday through Friday, continued throughout the third quarter. The broad appeal of the offers in the print campaign is designed to generate new guest visits and increase the frequency of existing guests. The in-restaurant marketing for the promotion included a specially created table menu featuring the 45 RPM Entree and El Torito's 27-ounce Grand Fruit Margaritas. In addition, El Torito continues to test new, innovative products in select markets for future system-wide introduction. In the third quarter, the "Two to Tango" filet mignon and lobster burritos for two was tested in the San Diego market.

     Chi-Chi's comparable sales for the third quarter of 1999 were down 1.0% versus the same period in 1998. This decrease was from a 3.1% increase for fiscal year 1998 versus fiscal year 1997 for the same period. Comparable sales from January through September 1999 were up 0.5% compared to the same period in 1998. This increase was in addition to a 0.9% increase for the same period in 1998 over 1997. During the third quarter of 1999, twelve remodeled restaurants celebrated their grand reopening, bringing the total number of remodeled Chi-Chi's restaurants in the last three years to 80. The July/August advertising campaign featured the new "Mexi-Grill Feast," a three-course meal including salad, entree and dessert for $10.99, which resulted in average guest orders of 5.0% throughout the eight-week event period. New programs introduced in the third quarter were the $3.99 lunch program dubbed "El Cheapo Luncho," the "Five O'Clock Fiesta" cantina program, "Weekend Wild Favorites" featuring in-restaurant emphasis on specific menu items, and a special shaker presentation of top shelf margaritas. "Five O'Clock Fiesta" features food and beverage specials that are specific to each day of the week, Monday through Friday from 5 to 7 p.m. The program is merchandised through internal posters, table tents, flyers and mobiles. It also serves as the introduction vehicle for utilizing the new Chi-Chi's Margaritaville Cantina/(R)/ name and logo. "Wild Weekend Favorites" features six entrees as part of a special menu designed to influence guest purchase decisions during the Friday through Sunday dinner meal periods. Featured items range from the Outrageous Burrito at $8.99 to Shrimp Fajitas at $12.99.

     In the third quarter of 1999, Koo Koo Roo's marketing activities began with the continuation of the Combo Meal promotion. Each Combo Meal included an entree, any two side dishes and a beverage for $5.99. Following this promotion, Koo Koo Roo introduced two new Chicken Chops --the Southwestern Chicken Chop and the Thai Chicken Chop. To leverage off of the popularity of the original Chargrilled Chicken Chop, Koo Koo Roo promoted these two new flavors along with the original using a four-color print campaign in all markets.

     In the third quarter of 1999, Hamburger Hamlet introduced a line of "New Gourmet Burgers From Around the World." There were five new hamburgers including the French Onion Burger, Seven-Layer Mexican Burger and the All-American Classic Burger. A crew incentive program supported this promotion with added focus on increasing beverage and dessert sales. This promotion was supported with four-color direct mail distributed around the West Coast locations.

     Product costs of $35,324,000 for the third quarter of 1999 increased by $4,832,000 or 15.8% as compared to the same period in 1998. For the first nine months of 1999, product costs of $107,970,000 increased by $14,682,000 or 15.7% as compared to the same period in 1998. The increases are primarily due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants on October 30, 1998 which accounts for $6,850,000 or 141.8% of the increase for the third quarter of 1999 and $20,673,000 or 140.8% of the increase for the first nine months of 1999, partially offset by the impact of the 30 restaurants sold or closed since the beginning of 1998. As a percentage of sales, product costs decreased to 26.3% in the third quarter of 1999 as compared to 26.4% in the same period of 1998 and decreased to 26.4% for the first nine months of 1999 as compared to 26.7% in the same period in 1998.

     Payroll and related costs of $47,790,000 for the third quarter of 1999 increased by $6,849,000 or 16.7% as compared to the same period in 1998. For the first nine months of 1999, payroll and related costs of $145,225,000 increased by $22,366,000 or 18.2% as compared to the same period of 1998. The increases are primarily due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants on October 30, 1998 which accounts for $7,260,000 or 106.0% of the increase for the third quarter of 1999 and $22,606,000 or 101.1% of the increase for the first nine months of 1999, the impact of the minimum wage increase in California on March 1, 1998, and the impact of improved management staffing in many of the Company's restaurants. As a percentage of sales, payroll and related costs increased slightly to 35.6% in the third quarter of 1999 as compared to 35.5% in the same period of 1998 and increased to 35.5% for the first nine months of 1999 as compared to 35.2% in the same period of 1998. The increases in payroll and related costs as a percentage of sales were offset in part by a continuing focus on improving labor scheduling and efficiencies.

     The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective September 1, 1997, the Federal minimum wage was increased from $4.75 to $5.15. However, a provision of the new measure effectively froze the minimum wage for tipped employees at then current levels by increasing the allowable tip credit in those states that allow for a tip credit. Furthermore, in California, the state's minimum wage was most recently increased to $5.75 on March 1, 1998. In response to the minimum wage increases on March 1, 1997 and March 1, 1998, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Chi-Chi's also raised menu prices in October and December 1997 as a result of the cumulative impact of these minimum wage increases. Similarly, in March 1998, KKR also raised menu prices for its Koo Koo Roo restaurants. No minimum wage increases are scheduled for the balance of 1999 at this time, but pressure continues for further increases in both the Federal and California executive and legislative branches.

     Occupancy and other operating expenses of $35,185,000 for the third quarter of 1999 increased by $4,769,000 or 15.7% as compared to the same period in 1998. For the first nine months of 1999, occupancy and other operating expenses of $104,720,000 increased by $12,125,000 or 13.1% as compared to the same period in 1998. The increases are primarily due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants on October 30, 1998 which accounts for $5,232,000 or 109.7% of the increase for the third quarter of 1999 and $15,271,000 or 125.9% of the increase for the first nine months of 1999, partially offset by the impact of the 30 restaurants sold or closed since the beginning of 1998. As a percentage of sales, occupancy and other operating expenses decreased to 26.2% in the third quarter of 1999 as compared to 26.4% in the same period in 1998 and decreased to 25.6% for the first nine months of 1999 as compared to 26.6% in the same period in 1998. These decreases primarily reflect (i) the impact of El Torito and Chi-Chi's cost reduction strategies,
(ii) the impact of improved comparable restaurant sales trends for the nine-month period and (iii) lower occupancy and other operating expenses as a percentage of sales in the Koo Koo Roo and Hamburger Hamlet restaurants.

     Depreciation and amortization of $7,017,000 for the third quarter of 1999 increased by $1,431,000 or 25.6% as compared to the same period in 1998. For the first nine months of 1999, depreciation and amortization of $19,932,000 increased by $3,724,000 or 23.0% as compared to the same period in 1998. The increases are primarily due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants on October 30, 1998 which accounts for $1,374,000 or 96.0% of the increase for the third quarter of 1999 and $3,848,000 or 103.3% of the increase for the first nine months of 1999, partially offset by the impact of
(i) the 30 restaurants sold or closed since the beginning of 1998 and (ii) the reduced depreciable basis from the write-down of certain long-lived assets in the fourth quarter of 1998.

     General and administrative expenses of $7,637,000 for the third quarter of 1999 decreased by $46,000 or 0.6% as compared to the same period in 1998. For the first nine months of 1999, general and administrative expenses of $24,508,000 increased by $2,709,000 or 12.4% as compared to the same period in 1998. General and administrative expenses of $1,414,000 for the third quarter of 1999 and $4,390,000 for the first nine months of 1999 were incurred by or allocated to the Koo Koo Roo and Hamburger Hamlet restaurant operations. As a percentage of sales, general and administrative expenses decreased to 5.7% in the third quarter of 1999 as compared to 6.7% in the same period of 1998 and decreased to 6.0% for the first nine months of 1999 as compared to 6.3% in the same period of 1998. Management continues to closely evaluate the Company's general and administrative cost structure for savings opportunities.

     The Company reported a loss on disposition of properties of $1.8 million in the third quarter of 1999 and $3.0 million for the first nine months of 1999 as compared to a loss of $1.8 million for the third quarter of 1998 and $3.2 million for the first nine months of 1998. These amounts primarily reflect losses associated with restaurant divestments and closures and remodeled restaurant asset retirements in such periods.

     Interest expense, net for the third quarter of 1999 of $8,170,000 increased by $2,059,000 or 33.7% as compared to the same period in 1998. Interest expense, net for the first nine months of 1999 of $23,063,000 increased by $5,126,000 or 28.6% as compared to the same period in 1998. The increases are primarily the result of (i) the issuance of $14 million face value of FRI-MRD's Senior Discount Notes in January 1998 and the additional accretion and accrual of interest thereon in 1999, (ii) the issuance of $24 million face value of FRI-MRD's

Senior Secured Discount Notes on October 30, 1998 and the accretion and accrual of interest thereon, (iii) interest on working capital borrowings in 1999 and
(iv) reduced interest income on invested cash balances.

Seasonality.
-----------

     The Company, as a whole, does not experience significant seasonal fluctuations in sales. However, the Company's sales tend to be slightly greater during the spring and summer months.

Selected Division Operating Data.
--------------------------------

     Until October 30, 1998, the Company primarily operated full-service Mexican restaurants in two divisions under the El Torito, Chi-Chi's, Casa Gallardo and other names. On October 30, 1998, the Company acquired the Koo Koo Roo and Hamburger Hamlet restaurant operations. At September 26, 1999, the Company's El Torito restaurant division operated 99 full-service and fast-casual restaurants, the Company's Chi-Chi's restaurant division operated 152 full-service restaurants and the Company's Koo Koo Roo restaurant division operated 56 fast-casual and full-service restaurants.

     The following table sets forth certain information regarding the Company and its El Torito, Chi-Chi's, and Koo Koo Roo restaurant divisions.

                                             For the Quarters Ended                         For the Nine Months Ended
                                    -----------------------------------------        ------------------------------------------
                                    Sept. 26,      Sept. 27,        Sept. 28,         Sept. 26,     Sept. 27,         Sept. 28,
                                       1999           1998            1997              1999          1998              1997
                                    ----------    -----------     -----------        ----------    ----------        ----------
                                                          ($ in thousands, except average check amount)
El Torito Restaurant Division
-----------------------------
Restaurants Open at End of Period:
  Owned/operated                            99             95              97                99            95                97
  Franchised and Licensed                    8              8               7                 8             8                 7
Sales                               $   55,693    $    53,778     $    54,961        $  167,793    $  163,170        $  167,341
Restaurant Level Cashflow (a)            8,340          8,719           7,678            26,838        25,749            24,257
Divisional EBITDA (b)                    5,569          5,723           4,672            17,699        17,021            15,108
Percentage increase (decrease)
    in comparable restaurant sales        (1.0)           0.1%           (0.1)%             0.9%        (0.2)%             (0.4)%
Average check (excluding
    alcoholic beverage sales)       $    10.49    $     10.15     $      9.75        $    10.50    $    10.02        $     9.70


Chi-Chi's Restaurant Division
-----------------------------
Restaurants Open at End of Period:
  Owned/operated                           152            171             180               152           171               180
  Franchised and Licensed                   13             12              16                13            12                16
Sales                               $   56,894    $    61,515     $    61,624        $  174,599    $  185,524        $  187,325
Restaurant Level Cashflow (a)            5,290          4,474           4,118            16,189        13,411            12,135
Divisional EBITDA (b)                    1,900             96              65             5,319         1,300               423
Percentage increase (decrease)
    in comparable restaurant sales        (1.0)           3.1%           (5.1)%             0.5%          0.9%             (9.1)%
Average check (excluding
    alcoholic beverage sales)       $     9.24    $      8.58 (c) $      7.67 (c)    $     9.17    $     8.33 (c)    $     7.83 (c)


Koo Koo Roo Restaurant Division (d)
----------------------------------
Restaurants Open at End of Period:
  Owned/operated                            56              0               0                56             0                 0
  Franchised and Licensed                    1              0               0                 1             0                 0
Sales                               $   21,677    $         0     $         0        $   66,445    $        0        $        0
Restaurant Level Cashflow (a)            2,335              0               0             7,895             0                 0
Divisional EBITDA (b)                      927              0               0             3,578             0                 0
Percentage increase (decrease)
    in comparable restaurant sales        N.A.           N.A.            N.A.              N.A.          N.A.              N.A.
Average check (Koo Koo Roo
    restaurants only)               $     9.11    $      N.A.     $      N.A.        $     8.98    $     N.A.        $     N.A.


Total Company
-------------
Restaurants Open at End of Period:
  Owned/operated                           307            266             277               307           266               277
  Franchised and Licensed                   22             20              23                22            20                23
Sales                               $  134,264    $   115,293     $   116,585        $  408,837    $  348,694        $  354,666
EBITDA (e)                               8,328          5,761           4,682            26,414        18,153            15,396

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

          3    (a)  Sixth Restated Certificate of Incorporation of the Company.
                    (Filed as Exhibit 3(a) to the Company's Form 10-Q filed with the SEC on May 12, 1999.)

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

Date: November 10, 1999