Form 10-K
period 1999-12-26
PRANDIUM INC
filed 2000-03-29
CIK 813856

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 26, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-14051

                               ----------------

                                     (TM)
                   [LOGO OF PRANDIUM(TM) INC. APPEARS HERE]

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

                         Common Stock, $.01 Par Value.

                               ----------------

   Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 17, 2000 was approximately $19.2 million. All directors, officers and more than 10% stockholders of registrant are deemed affiliates of registrant for the purpose of calculating such aggregate market value. The registrant, however, does not represent that such persons, or any of them, would be deemed "affiliates" of the registrant for any other purpose under the Securities Exchange Act of 1934 or the Securities Act of 1933.

   As of March 17, 2000, the registrant had issued and outstanding 180,380,513 shares of common stock, $.01 par value per share.

                     Documents Incorporated by Reference:

   Notice of 2000 Annual Meeting and Proxy Statement (Part III of Form 10-K)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 PRANDIUM, INC.

                                   FORM 10-K

                  For the Fiscal Year Ended December 26, 1999

                                     INDEX

 PART I
    Item 1.  Business....................................................     3
    Item 2.  Properties..................................................    10
    Item 3.  Legal Proceedings...........................................    12
    Item 4.  Submission of Matters to a Vote of Security Holders.........    12


 PART II
    Item 5.  Market for the Registrant's Common Equity and Related           13
              Stockholder Matters........................................
    Item 6.  Selected Financial Data.....................................    14
    Item 7.  Management's Discussion and Analysis of Financial Condition     15
              and Results of Operations..................................
    Item 8.  Financial Statements and Supplementary Data.................    27
    Item 9.  Changes in and Disagreements with Accountants on Accounting     27
              and Financial Disclosure...................................


 PART III
    Item 10. Directors and Executive Officers of the Registrant..........    28
    Item 11. Executive Compensation......................................    28
    Item 12. Security Ownership of Certain Beneficial Owners and             28
              Management.................................................
    Item 13. Certain Relationships and Related Transactions..............    28


 PART IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on From    29
              8-K........................................................
    Signatures............................................................   33

                                PRANDIUM, INC.

                                    PART I

Item 1. BUSINESS

Background

   Prandium, Inc., formerly known as Koo Koo Roo Enterprises, Inc. and as Family Restaurants, Inc. (together with its subsidiaries, the "Company"), was incorporated in Delaware in 1986. The Company is primarily engaged in the operation of restaurants in the full-service and fast-casual segments. Information relating to periods ending prior to October 30, 1998 included in this report relates to the historical operations of Family Restaurants, Inc. and, except as otherwise indicated, does not reflect the operations of Koo Koo Roo, Inc., a Delaware corporation ("KKR") and KKR's previously wholly owned subsidiary The Hamlet Group, Inc., a California corporation ("Hamlet"), both of which the Company acquired on October 30, 1998. At December 26, 1999, the Company operated 308 restaurants in 27 states, approximately 68% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 24 restaurants outside the United States.

 Subsequent Event

   On March 27, 2000, the Company entered into a definitive agreement to sell substantially all of its El Torito Division to Acapulco Acquisition Corp. ("Acapulco") in a transaction with an enterprise value of approximately $130.0 million, subject to certain post-closing adjustments based on a closing balance sheet, with consideration consisting of cash and the assumption of certain capitalized lease obligations and other debt (the "El Torito Sale"). Consummation of the El Torito Sale is subject to customary terms and conditions. There can be no assurance that the Company will successfully complete the El Torito Sale. See "--Sale of El Torito Division."

 1998 Merger

   On October 30, 1998, the Company, FRI-Sub, Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of the Company, and KKR consummated a merger (the "Merger"), pursuant to which Merger Sub was merged with and into KKR, with KKR as the surviving corporation. As a result of the Merger, each outstanding share of common stock of KKR was converted into the right to receive one share of common stock of the Company (the "Company Common Stock"). Immediately prior to the Merger, a stock dividend was declared pursuant to which approximately
121.96 shares of Company Common Stock were distributed for each share of Company Common Stock outstanding. Prior to the Merger, the Company provided a $3 million loan (the "Bridge Loan") to a subsidiary of KKR, which was repaid after completion of the Merger. Additionally, in connection with the Merger, FRI-MRD Corporation, a wholly owned subsidiary of the Company ("FRI-MRD"), issued $24 million aggregate face amount of senior secured discount notes (the "MRD Merger Notes") for net proceeds of $21.7 million, and the Company expanded the Foothill Credit Facility (as defined below) by an additional
$20 million. The proceeds from the sale of the MRD Merger Notes were used to acquire all of the outstanding capital stock of Hamlet from KKR immediately prior to the consummation of the Merger (the "Hamlet Acquisition"). The Merger and the Hamlet Acquisition were accounted for as a purchase. Accordingly, the results of operations and financial position of KKR (including Hamlet) were combined with the results of operations and financial position of the Company's operations from October 30, 1998 forward.

   After completion of the Merger, confusion between the Company's prior name, Koo Koo Roo Enterprises, Inc., and the Koo Koo Roo restaurant concept led to numerous misunderstandings within the restaurant industry and among the Company's shareholders, vendors and other audiences. As a result, the Company adopted its new name in April 1999.

 Other Historical Events

   On January 10, 1997, the Company entered into a five-year, $35 million credit facility (the "Foothill Credit Facility") with Foothill Capital Corporation ("Foothill") to provide for the ongoing working capital needs of the Company. The Foothill Credit Facility replaced the Company's old credit facility (the "Old Credit Facility"). In connection with the Merger, the Company increased the Foothill Credit Facility to $55 million. The Foothill Credit Facility now provides for up to $35 million in revolving cash borrowings and up to $55 million in letters of credit (less the outstanding amount of revolving cash borrowings). The Foothill Credit Facility is secured by substantially all of the real and personal property of the Company and contains restrictive covenants.

   On August 12, 1997, FRI-MRD issued senior discount notes (the "Senior Discount Notes") in an aggregate face amount of $61 million at a price of approximately 75% of par. The Senior Discount Notes are due on January 24, 2002. No cash interest was payable on the Senior Discount Notes until July 31, 1999, at which time interest became payable in cash semi-annually at the rate of 15% per annum, with the first cash interest payment made on January 31, 2000. The Senior Discount Notes were issued to certain existing holders of the Company's 9 3/4% Senior Notes due 2002 (the "Senior Notes") in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash. On January 14 and 15, 1998, FRI-MRD issued an additional $14 million aggregate face amount of the Senior Discount Notes to the same purchasers at a price of 83% of par. FRI-MRD received approximately $11.6 million in cash as a result of this subsequent sale. Proceeds from the sales of the Senior Discount Notes were used to fund the Company's capital expenditure programs and for general corporate purposes.

   On June 9, 1998, FRI-MRD entered into a Note Agreement pursuant to which on October 30, 1998 FRI-MRD issued $24 million aggregate face amount of MRD Merger Notes at a price of approximately 90% of par resulting in net proceeds of $21.7 million. The MRD Merger Notes are due on January 24, 2002. No cash interest was payable on the MRD Merger Notes until July 31, 1999, at which time interest became payable in cash semi-annually at the rate of 14% per annum with the first cash interest payment made on January 31, 2000. Proceeds from the sale of the MRD Merger Notes were used exclusively to purchase all of the outstanding shares of Hamlet, and the MRD Merger Notes are secured by all of the outstanding shares of Hamlet.

   See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources--Liquidity."

Restaurant Operations

   The Company operated 308 restaurants primarily under the Chi-Chi's, El Torito, Casa Gallardo, Koo Koo Roo and Hamburger Hamlet concepts at December 26, 1999. The Chi-Chi's, El Torito and Casa Gallardo restaurants serve moderately priced, high-quality Mexican food and a wide selection of alcoholic and non-alcoholic beverages. Koo Koo Roo restaurants are in the emerging food category of fresh, convenient meals--meals with the convenience and value associated with quick service, but the quality, freshness and variety associated with upscale, casual full-service restaurants. The Hamburger Hamlet restaurants are full-service casual dining restaurants known for their quality service and their extensive variety of distinctive products.

   The average food check per person (excluding alcoholic beverage sales) for 1999 is as follows (the average food check per person for El Torito represents all restaurants in the El Torito Division including Casa Gallardo):

   Chi-Chi's.............................................................. $9.23
   El Torito.............................................................. 10.61
   Koo Koo Roo............................................................  9.13
   Hamburger Hamlet....................................................... 11.03

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

Employees

   At December 26, 1999, the Company had a total of 17,813 employees, of whom 16,306 were restaurant employees, 1,169 were field management and 338 were corporate personnel. Upon the completion of the El Torito Sale, the Company estimates it will have approximately 11,600 employees. Employees are paid on an hourly basis, except restaurant managers, corporate and field management and administrative personnel. Restaurant employees include a mix of full-time and part-time, mostly hourly personnel, enabling the Company to provide services necessary during hours of restaurant operations. The Company has not experienced any significant work stoppages and believes its labor relations are good.

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

   The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective September 1, 1997, the Federal minimum wage was increased from $4.75 to $5.15. However, a provision of this law effectively froze the minimum wage for tipped employees at then current levels by increasing the allowable tip credit in those states that allow for a tip credit. Furthermore, in California, the state's minimum wage was increased to $5.00 on March 1, 1997 and most recently increased to $5.75 on March 1, 1998. In response to the minimum wage increases on March 1, 1997 and March 1, 1998, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Chi-Chi's also raised menu prices in October and December 1997 as a result of the cumulative impact of these minimum wage increases. Similarly, in March 1998, KKR also raised menu prices for its Koo Koo Roo restaurants. No minimum wage increases are currently scheduled for 2000 at this time, but it is anticipated that the Federal legislature will pass a minimum wage increase later this year.

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

   Currently, the Company franchises and licenses 24 restaurants internationally. See "--Franchised and Licensed Restaurants." The Company believes its franchises are operating in substantial compliance with applicable laws and regulations governing such operations.

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

Franchised and Licensed Restaurants

   In May 1994, El Torito and Coco's Restaurants, Inc. ("Coco's"), a former indirect subsidiary of the Company, entered into a license agreement, which, among other things, granted to Coco's an exclusive right and license that permits Coco's to grant other parties a sublicense to develop the Company's El Torito Mexican restaurant concept in Japan. As a result, in April 1995, Coco's entered into a Technical Assistance and License Agreement, which, among other things, granted to Coco's Japan Co., Ltd. ("CJCL") the right to develop the Company's El Torito Mexican restaurant concept in Japan. At December 26, 1999, CJCL operated six El Torito restaurants in Japan.

   On October 15, 1997, Chi-Chi's entered into a binding term sheet agreement with its licensee, Chi-Chi's International Operations, Inc. ("CCIO"), whereby the parties agreed to resolve various ongoing disputes. Under the general provisions of the term sheet, (i) the rights to develop Chi-Chi's restaurants throughout the world, except in areas of currently existing Chi-Chi's franchises, have been transferred back to Chi-Chi's; (ii) for a period of five years, CCIO shall operate the existing 15 international Chi-Chi's restaurants for Chi-Chi's in exchange for a fee equal to all royalties and fees payable from the international franchisees and licensees; (iii) CCIO has the right to convert the existing 15 international Chi-Chi's restaurants to other concepts; and
(iv) under certain conditions, Chi-Chi's has the right to terminate the management arrangement with CCIO within five years. As a result of the term sheet, Chi-Chi's will not receive any royalties or license fees from CCIO or the currently existing international Chi-Chi's restaurant operations until Chi-Chi's terminates the management agreement with CCIO.

   In March 1999, KKR's original Canadian licensee ("KKR Canada") filed a bankruptcy proceeding in Ontario, Canada. As a result thereof, KKR Canada lost its license rights to own and develop Koo Koo Roo restaurants in Canada. In April 1999, KKR entered into a Master License and Development Agreement with 1337855 Ontario, Inc., a Canadian company ("Ontario") which, among other things, granted to Ontario an exclusive right and license to develop Koo Koo Roo restaurants throughout Canada and requires Ontario to pay KKR quarterly royalties beginning in 2000. Ontario currently has one Koo Koo Roo restaurant in the Toronto area, which restaurant is not in material compliance with the terms of the Master License and Development Agreement. In addition, KKR has entered into license agreements covering England and Israel. No restaurants have been developed to date under these agreements.

   In 1996, the Company established El Torito Franchising Company ("ETFC") to market domestically and internationally the El Torito Mexican restaurant concept. There is currently no domestic franchise activity. On January 16, 1997, ETFC entered into a Master Franchise and Development Agreement with Evliyaoglu Ltd. ("EL"), pursuant to which EL was granted the rights to develop a minimum of 20 El Torito restaurants over 15 years in Turkey. At December 26, 1999, EL operated one El Torito restaurant and one El Torito Express restaurant in Turkey. In addition, on February 13, 1998, ETFC entered into a Master Franchise and Development Agreement with UVECO Holding, Inc. ("UVECO"), pursuant to which UVECO was granted the rights to develop 21 El Torito restaurants over 20 years in seven countries in the Middle East.

   As described above, under existing license and other franchise agreements, six El Torito restaurants are operated in Japan, two El Torito restaurants are operated in Turkey, 15 Chi-Chi's restaurants are operated in international markets and one Koo Koo Roo restaurant is operated in Toronto, Canada. Franchise and license fees were $190,000 for the year ended December 26, 1999. This compares to $235,000 for the year ended December 27, 1998 and $219,000 for the year ended December 28, 1997.

Sale of El Torito Division

   On March 27, 2000, the Company entered into a definitive agreement (the "Sale Agreement") to sell substantially all of the El Torito Division to Acapulco in a transaction with an enterprise value of approximately $130.0 million. Consummation of the El Torito Sale is subject to customary terms and conditions. There can be no assurance that the Company will successfully complete the El Torito Sale.

   Under the terms of the Sale Agreement, the Company will receive, subject to certain post-closing adjustments based on a closing balance sheet, cash of $130.0 million ($5.0 million of which will be placed in escrow for a designated period following the consummation of the El Torito Sale) less the amount of the El Torito Division's long-term debt, primarily capitalized lease obligations, assumed by Acapulco at the closing ($10.7 million of such long-term debt was outstanding as of February 20, 2000). Six restaurants currently operated by the El Torito Division will not be sold and will continue to be operated by the Company. The Company expects the sale to be finalized in the second quarter of fiscal 2000 and to record a pretax gain in fiscal 2000 as a result of this transaction. In connection with the El Torito Sale, the Company and FRI-MRD have agreed, subject to certain limitations, to indemnify Acapulco against certain losses if they occur, primarily related to events prior to the closing. Acapulco has agreed to indemnify the Company, with certain exceptions, for certain events occurring after the closing. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- Liquidity and Capital Resources."

Certain Risk Factors

 Substantial Leverage

   The Company currently has (and following completion of the El Torito Sale will continue to have) a significant amount of indebtedness. The following chart shows certain important credit statistics as of the dates specified below:

                                                          For the Years Ended
                                                       -------------------------
                                                       December 26, December 27,
                                                           1999         1998
                                                       ------------ ------------
                                                           ($ in thousands)
   Total Debt.........................................   $260,721     $239,649
   Stockholders' deficit..............................    (57,605)     (21,137)
   Deficiency of losses to cover fixed charges........    (35,999)     (62,733)

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

 History of Losses

   For the years ended December 26, 1999, December 27, 1998 and December 28, 1997, the Company recorded net losses of $36.5 million, $63.1 million and $31.6 million, respectively. For the same periods, the Company recorded operating losses of $4.6 million, $38.1 million and $11.6 million, respectively. Although the Company believes that the use of proceeds from the El Torito Sale, if consummated, the ongoing impact of the Merger and other initiatives will result in improvements to operations, there can be no assurance that the Company will achieve profitable operations in the future.

 Future Growth and Financing

   The Company's business strategy includes remodeling existing restaurants and developing new restaurants, which may include future development, construction and renovation projects. The extent and timing of any such projects will depend upon various factors, including available cash flow, the ability to obtain additional financing (including landlord contributions) and the availability of suitable locations, many of which are beyond the Company's control. In addition, the Company is subject to the risks inherent in any development activity, including, but not limited to, disruption of existing operations, delays in receipt of permits, licenses or other regulatory approvals, shortages of materials or skilled labor, work stoppages, and weather interferences, any of which could delay development or result in substantial cost increases.

 Sale of El Torito Division

   On March 27, 2000, the Company entered into a definitive agreement to complete the El Torito Sale. Planning and implementing the separation of the El Torito Division from the Company has and will require the dedication of management resources, and the Company expects to incur certain incremental expenses in future periods related to the separation. Efforts required to separate the operations of the El Torito Division may disrupt the Company's ongoing business activities. These factors could have an adverse affect on the Company's results of operations or financial condition. In addition, a significant portion of the Company's administrative infrastructure represents costs that are fixed. Accordingly, these costs may represent a greater percentage of sales after the separation and thus could adversely affect the Company's results of operations.

   It is anticipated that the Company will provide transitional services to support the ongoing El Torito Division operations for some period of time. These transitional services relate to certain of the Company's administrative functions. After expiration of the transitional service arrangement, the Company may not be able to effectively re-deploy the employees performing these services in a timely manner, and the Company's financial results could be adversely affected.

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

 Forward Looking Statements

   This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act including, in particular, the statements about the Company's plans, strategies, and prospects. When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions are intended to identify in certain circumstances, forward looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the forward looking statements made in this document are set forth above and elsewhere in this document and in the documents incorporated herein by reference. Given these uncertainties, the Company cautions against undue reliance on such statements or projections. The Company does not undertake any obligation to update these forward looking statements or projections. All forward looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by the preceding cautionary statements. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Item 2. PROPERTIES

   Of the 308 restaurants operated by the Company as of December 26, 1999, the Company owned the land and buildings for 28, owned the buildings and leased the land for 55 and leased both land and buildings for the remaining 225 restaurants. The full-service restaurants are primarily free-standing units ranging from approximately 5,000-11,000 square feet. KKR restaurants generally approximate 2,700 to 3,100 square feet. Most of the leases provide for the payment of a base rental or approximately 5% to 6% of gross sales, whichever is greater, plus real estate taxes, insurance and other expenses.

   The leases (assuming exercise of all options) have terms expiring as follows:

                                                                      Number of
   Lease Expiration                                                  Restaurants
   ----------------                                                  -----------
   2000-2004........................................................      13
   2005-2009........................................................      32
   2010-2014........................................................      72
   2015-2019........................................................      56
   2020 and later...................................................     107
                                                                         ---
     Total..........................................................     280
                                                                         ===

   In addition, the Company owns a 43,120 square-foot building in Irvine, California which houses support personnel for the Company. Adjacent to this building the Company has started construction of a new 4,000 square-foot research and development facility, which will house quality assurance and the Company's test kitchen. Construction is expected to be completed in the second quarter of 2000. The Company leases 34,200 square feet of space in an office building in Irvine, California which houses El Torito and KKR operations staff, the Company's headquarters personnel and certain support functions of the Company. The Company also leases 26,270 square feet of space in a building in Louisville, Kentucky which houses the Chi-Chi's operations and support functions and various other smaller offices and warehouses. In connection with the El Torito Sale, the Company will review its office and warehouse requirements and reduce available square footage as necessary and allowable under its various lease agreements.

   Substantially all of the Company's assets have been pledged under the Foothill Credit Facility. However, of the 83 owned restaurants at December 26, 1999 (buildings or land and buildings), two were subject to security interests in favor of other third parties.

   Approximately 42% of the Company's restaurants are located in California. Revenues are dependent on discretionary spending by consumers, particularly by consumers living in the communities in which the restaurants are located. A significant weakening in any of the local economies in which the restaurants operate (particularly California) may cause the residents of such communities to curtail discretionary spending which, in turn, could have a material effect on the results of operations and financial position of the entire Company. In addition, the results achieved to date by the Koo Koo Roo restaurants in the core Southern California market may not be indicative of the prospects or market acceptance of a larger number of restaurants, particularly in wider and more geographically dispersed areas with varied demographic characteristics. The Company's geographic concentration of restaurants could have a material adverse effect on its financial condition and results of operations. The following table details the Company-operated restaurants by state of operation as of December 26, 1999:

                                                                       Total
                                                          Hamburger  Number of
                         Chi-Chi's El Torito* Koo Koo Roo  Hamlet   Restaurants
                         --------- ---------- ----------- --------- -----------
California..............      0        83          37         10        130
Ohio....................     28         0           0          0         28
Pennsylvania............     23         0           0          0         23
Indiana.................     13         2           0          0         15
Michigan................     14         0           0          0         14
Virginia................      9         0           0          2         11
Maryland................      8         0           0          2         10
Wisconsin...............     10         0           0          0         10
Missouri................      0         8           0          0          8
Minnesota...............      7         0           0          0          7
New Jersey..............      7         0           0          0          7
Kentucky................      6         0           0          0          6
Illinois................      5         1           0          0          6
Iowa....................      5         0           0          0          5
Florida.................      0         0           4          0          4
New York................      4         0           0          0          4
Massachusetts...........      3         0           0          0          3
Nevada..................      0         1           2          0          3
Oregon..................      0         3           0          0          3
West Virginia...........      3         0           0          0          3
Arizona.................      0         2           0          0          2
Connecticut.............      1         0           0          0          1
Delaware................      1         0           0          0          1
Kansas..................      1         0           0          0          1
North Dakota............      1         0           0          0          1
South Dakota............      1         0           0          0          1
Washington..............      0         1           0          0          1
                            ---       ---         ---        ---        ---
  Total.................    150       101          43         14        308
                            ===       ===         ===        ===        ===

--------
* All but six restaurants (five in California and one in Nevada) to be sold to Acapulco if the El Torito Sale is consummated--See "BUSINESS--Sale of El Torito Division."

   In the past five years, the Company has divested more than 115 restaurants, and the Company currently has a substantial portfolio of closed, subleased and assigned properties. Because the ability of any particular acquiror to satisfy its obligations under any subleased or assigned lease depends on its ability to generate sufficient revenues in the acquired restaurant, there can be no assurance that the Company will not incur significant and unplanned costs in connection with such leases. It is expected that ongoing divestment activities will add to this portfolio of closed, subleased and assigned properties. From time to time, the Company has been required to reassume leases associated with these properties, but it has generally been able to relet them within a reasonable period of time. As of December 26, 1999, the Company was attempting to lease nine closed properties with an annual carrying cost of $1.5 million. The failure to relet such leases on favorable economic terms, or at all, or increases in the carrying costs associated with such leases, could have a material adverse effect on the Company's financial condition and results of operations.

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

   The following table sets forth for the periods identified the high and low closing price of the Company's Common Stock, as reported by the applicable market.

                                                                    High   Low
                                                                    ----- -----
   Year Ended December 1997
     First Quarter.................................................   N/A   N/A
     Second Quarter................................................   N/A   N/A
     Third Quarter.................................................   N/A   N/A
     Fourth Quarter................................................   N/A   N/A
   Year Ended December 1998
     First Quarter.................................................   N/A   N/A
     Second Quarter................................................   N/A   N/A
     Third Quarter.................................................   N/A   N/A
     Fourth Quarter (beginning November 2, 1998)................... $1.25 $0.53
   Year Ended December 1999
     First Quarter................................................. $1.00 $0.47
     Second Quarter................................................ $1.09 $0.52
     Third Quarter................................................. $0.55 $0.31
     Fourth Quarter................................................ $0.36 $0.13

   At March 17, 2000, there were 1,032 stockholders of record of Company Common Stock.

   The Securities and Exchange Commission ("SEC") has amended certain rules under the Securities Exchange Act of 1934 regarding the use of a company's discretionary proxy voting authority with respect to stockholder proposals submitted to a company for consideration at such company's next annual meeting. Stockholder proposals submitted to the Company outside the processes of Rule 14a-8 (i.e., the procedures for placing a stockholders' proposal in the Company's proxy materials) will be considered untimely with respect to the 2000 annual meeting of stockholders and all subsequent annual meetings of stockholders if received by the Company more than 120 days or less than 90 days prior to the anniversary date of the immediately preceding annual meeting of stockholders.

   The Company has not paid cash dividends to holders of Company Common Stock since its incorporation. The Company has retained, and expects to continue to retain, all available earnings, if any, generated by its operations for the maintenance, development and growth of its business, and does not anticipate paying dividends on Company Common Stock in the foreseeable future. In addition, each of the indentures, as amended, (collectively, the "Indentures") governing the Company's outstanding Senior Notes and Senior Subordinated Discount Notes, the note agreements governing the FRI-MRD Senior Discount Notes and the MRD Merger Notes and the Foothill Credit Facility restricts or prohibits the Company's ability to pay dividends.

Item 6. SELECTED FINANCIAL DATA(1)

                                         As of and for the Years Ended
                          -----------------------------------------------------------------
                           Dec. 26,     Dec. 27,       Dec. 28,     Dec. 29,     Dec. 31,
                             1999         1998           1997         1996         1995
                          -----------  -----------    -----------  -----------  -----------
                                  ($ in thousands, except per share amounts)
Statement of Operations
 Data:
Sales...................  $   536,579  $   472,653    $   463,724  $   724,229  $ 1,134,359
Cost of Sales:
 Product cost...........      141,881      126,788        123,803      200,379      322,194
 Payroll and related
  costs.................      190,772      165,207        162,807      273,536      419,185
 Occupancy and other
  operating expenses....      139,153      125,177        129,428      181,730      275,164
Depreciation and
 amortization...........       28,031       22,916         22,395       33,802       52,561
General and
 administrative
 expenses...............       32,742       27,417(2)      30,186       41,742       56,245
Opening expense.........        2,879        3,345            188          673        5,275
Loss on disposition of
 properties.............        5,265        7,993          3,885        8,600       12,067
Gain on sale of
 division...............            0            0              0       62,601            0
Provision for
 divestitures and write-
 down of long-lived
 assets.................          484       27,661          2,640            0       44,500
VCU termination expense
 (3)....................            0        4,223              0            0            0
Restructuring costs.....            0            0              0        6,546        4,392
Interest expense, net...       31,371       24,659         19,476       36,725       65,277
Income tax provision....          492          400            509          890        1,208
                          -----------  -----------    -----------  -----------  -----------
Income (loss) before
 extraordinary item.....      (36,491)     (63,133)       (31,593)       2,207     (123,709)
Extraordinary gain on
 extinguishment of
 debt...................            0            0              0      134,833            0
                          -----------  -----------    -----------  -----------  -----------
Net income (loss).......  $   (36,491) $   (63,133)   $   (31,593) $   137,040  $  (123,709)
                          ===========  ===========    ===========  ===========  ===========
Net income (loss) per
 share--basic and
 diluted:
 Income (loss) before
  extraordinary item....  $     (0.20) $     (0.48)   $     (0.26) $      0.02  $     (1.02)
 Extraordinary item.....          --           --             --          1.11          --
                          -----------  -----------    -----------  -----------  -----------
 Net income (loss)......  $     (0.20) $     (0.48)   $     (0.26) $      1.13  $     (1.02)
                          ===========  ===========    ===========  ===========  ===========
Weighted average shares
 outstanding--basic and
 diluted................  180,380,513  131,309,797    121,515,391  121,515,391  121,515,391
                          ===========  ===========    ===========  ===========  ===========




Balance Sheet Data:
Working capital
 (deficiency) (4)(5)....  $   (28,415) $   (74,116)   $   (66,412) $   (85,524) $    45,114
Current assets..........       67,613       35,790         45,117       46,612      267,077
Total assets............      286,633      348,186        289,768      307,606      551,270
Current liabilities
 (5)....................       96,028      109,906        111,529      132,136      221,963
Non-current portion of
 long-term debt,
 including capitalized
 lease obligations (6)..      237,871      237,151        199,955      165,325      455,203
Common stockholders'
 equity (deficit).......      (57,605)     (21,137)       (26,194)       5,399     (131,576)


Selected Consolidated
 Financial Ratios and
 Other Data:
EBITDA (7)..............  $    32,031  $    28,064(2) $    17,500  $    26,842  $    61,571
Net income (loss).......      (36,491)     (63,133)       (31,593)     137,040     (123,709)
Net cash provided by
 (used in) operating
 activities.............       (1,202)      (2,495)       (13,105)     (21,857)       6,083
Capital expenditures....       30,335       27,691         13,588        9,848       38,022
Net cash provided by
 (used in) investing
 activities.............      (32,081)     (41,760)       (16,631)     165,024      (19,615)
Net cash provided by
 (used in) financing
 activities.............       19,176       29,444         28,434     (117,717)      13,663
Deficiency of earnings
 (losses) to cover fixed
 charges (8)............      (35,999)     (62,733)       (31,084)     (59,504)    (122,501)
Restaurants open at end
 of period..............          308          314            275          281          670
Ratio of EBITDA to
 interest expense, net           1.02x        1.14x          0.90x        0.73x        0.94x

--------
(1) The results of operations and financial position of KKR (including Hamlet) have been combined with the results of operations and financial position of the Company from October 30, 1998 forward.

(2) Includes the reversal of accrued management fees of $2,500,000 payable to Apollo that the Company will not be required to pay.

(3) Compensation expense of $4.2 million was recorded in the fourth quarter of 1998 in connection with the termination of the Company's Value Creation Units Plan. Such expense consisted of a $4 million cash payment and approximately $0.2 million for the intrinsic value of stock options granted on December 9, 1998 in connection with the termination of awards under the Value Creation Units Plan. The stock options are fully vested options to purchase up to, in the aggregate, 3% of the fully diluted Company Common Stock immediately following the Merger (including shares to be reserved for issuance under the Company's 1998 Stock Incentive Plan). Such options have a per share strike price of $.50 and were not exercisable for a period of 90 days after issuance.

(4) Includes the impact of working capital borrowings classification discussed in Note 7 of the Consolidated Financial Statements and the classification of $55,835,000 in property held for sale discussed in Note 17 of the Consolidated Financial Statements.

(5) As of December 27, 1998, the Company has separated its self-insurance reserves into current and long-term portions. Accordingly, working capital (deficiency) and current liabilities are not comparable with the amounts listed for 1997, 1996 and 1995.

(6) Excludes $7,077,000 related to the El Torito Division which is included as a reduction of property held for sale.

(7) EBITDA is defined as earnings (loss) before opening costs, loss on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

(8) For the periods presented, the Company's earnings (losses) are inadequate to cover fixed charges by the amounts disclosed. For the purposes of calculating the deficiency of earnings (losses) to fixed charges
    (i) earnings (losses) represent income (loss) before income taxes, fixed charges, gain on sale of division and extraordinary gain on extinguishment of debt and (ii) fixed charges consist of interest on all indebtedness, interest related to capital lease obligations and amortization of debt issuance costs and discounts relating to indebtedness.

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

  .  business disruptions;

  .  changes in consumer preferences, tastes and eating habits; and

  .  increases in food and labor costs.

   The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

   On October 30, 1998, the Company, Merger Sub and KKR consummated the Merger, pursuant to which Merger Sub was merged with and into KKR, with KKR as the surviving corporation. As a result of the Merger, each outstanding share of common stock of KKR was converted into the right to receive one share of Company Common Stock. Immediately prior to the Merger, a stock dividend was declared pursuant to which approximately 121.96 shares of Company Common Stock were distributed for each share of Company Common Stock outstanding immediately prior to the Merger. Prior to the Merger, the Company provided the Bridge Loan to a subsidiary of KKR. Additionally, in connection with the Merger, FRI-MRD issued the MRD Merger Notes pursuant to the Senior Secured Discount Note Agreement dated June 9, 1998 for which it received net proceeds of $21.7 million, and the Company expanded the Foothill Credit Facility by an additional $20 million. The proceeds from the sale of the MRD Merger Notes were used to complete the Hamlet Acquisition immediately prior to the consummation of the Merger.

   Information relating to periods ending prior to October 30, 1998 included herein relates to the historical operations of Prandium, Inc. (formerly known as Koo Koo Roo Enterprises, Inc. and as Family Restaurants, Inc.) and does not reflect the operations of KKR and Hamlet which the Company acquired on October 30, 1998.

Liquidity and Capital Resources

  Liquidity

   The Company reported net cash used in operating activities for the years ended December 26, 1999 and December 27, 1998 of $1.2 million and $2.5 million, respectively. Cash needs are being funded by available cash balances, supplemented, as necessary, by working capital advances available under the Foothill Credit Facility. In addition, in 1997 and 1998 FRI-MRD raised approximately $67.3 million in cash from the issuance of the Senior Discount Notes and the MRD Merger Notes to supplement its cash needs. The Company's viability has been and will continue to be dependent upon its ability to generate sufficient operating cash flow or cash flow from other sources to meet its obligations on a timely basis, and to comply with the terms of its financing agreements.

   Statement of Cash Flows. For the year ended December 26, 1999, net cash used in operating activities was $1.2 million compared to $2.5 million for the year ended December 27, 1998. The difference in cash received from customers, franchisees and licensees as compared to cash paid to suppliers and employees decreased by $1.2 million from 1998 to 1999. This decrease combined with $1.6 million in lower interest received were more than offset by the lack of VCU termination expense in 1999. For 1999, net cash used in investing activities was $32.1 million compared to $41.8 million for the same period in 1998. The decrease in net cash used in investing activities of $9.7 million was due to the decrease of Merger-related expenditures of $14.7 million, an increase in proceeds from payment on notes receivable of $2.2 million, and an increase in proceeds from sale of notes receivable of $3.2 million, offset in part by an increase in capital expenditures of $2.6 million, an increase in lease termination payments of $2.2 million, other divestment expenditures of $2.3 million and a decrease in proceeds from disposal of property and equipment of $2.4 million. For 1999, net cash provided by financing activities was $19.2 million compared to $29.4 million for the same period in 1998. During 1998, $33.3 million in net proceeds from the issuance of notes was received, as compared to $21.9 million in proceeds from working capital borrowings in 1999.

   For the year ended December 27, 1998, net cash used in operating activities was $2.5 million compared to $13.1 million for the year ended December 28, 1997. The difference in cash received from customers, franchisees and licensees as compared to cash paid to suppliers and employees improved by $17.9 million from 1997 to 1998 which more than offset cash paid for opening costs of $3.0 million and for VCU termination expense of $4.0 million in 1998. For 1998, net cash used in investing activities was $41.8 million compared to $16.6 million in 1997. The increase in net cash used in investing activities of $25.2 million was due to Merger-related expenditures of $17.0 million and an increase in capital expenditures of $14.1 million which more than offset decreases in mandatory lease buybacks of $2.7 million, lease termination payments of $1.5 million and an increase in proceeds from disposal of property and equipment of $3.4 million. For 1998, net cash provided by financing activities was $29.4 million compared to net cash used in financing activities of $28.4 million in 1997. During 1998 and 1997, $33.3 million and $33.9 million in net proceeds from the issuance of notes was received, respectively, while reductions of long-term debt decreased by $0.4 million and payment of debt issuance costs decreased by $1.3 million from 1997.

   EBITDA. For the year ended December 26, 1999, the Company reported EBITDA (defined as earnings (loss) before opening costs, loss on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items) of $32.0 million, compared to $28.1 million for 1998. The $3.9 million improvement was due to the continuing impact of cost reduction and reengineering strategies which have improved operating margins, continuing positive comparable restaurant sales trends at El Torito and $4.4 million contributed by KKR and Hamlet in 1999 compared to $0.4 million for November and December 1998, partially offset by the $2.5 million reversal in 1998 of certain management fee accruals that the Company was not required to pay. This improved EBITDA is the continuation of the trend that began in 1996 when new management was installed at both El Torito and Chi-Chi's. Since 1995, the divisional EBITDA of the Company's ongoing operations is set forth in the following table.

                                                       Divisional EBITDA
                                                --------------------------------
                                                  El      Chi-
   Fiscal Year Ended                            Torito   Chi's    Koo Koo Roo(b)
   -----------------                            ------- --------  --------------
                                                       ($ in thousands)
   December 31, 1995(a)........................ $13,508 $(10,455)     $  --
   December 29, 1996...........................  11,956   (4,278)        --
   December 28, 1997...........................  17,627       36         --
   December 27, 1998...........................  22,869    1,426         364
   December 26, 1999...........................  22,000    5,942       4,384

--------
(a) Includes 53 weeks of operations and, in accordance with Company policy at that time, excludes certain unallocated corporate overhead.
(b) The Merger and Hamlet Acquisition were completed on October 30, 1998.

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

   The Company had a working capital deficiency of $62.4 million on December 26, 1999 (excluding the impact of $55.8 million in property held for sale discussed in Note 17 of the Financial Statements and the impact of $21.9 million in working capital borrowings classified as a current liability).

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

   The Company was in compliance with all financial ratios at December 26, 1999. Letters of credit are issued under the Foothill Credit Facility primarily to provide security for future amounts payable under the Company's workers' compensation insurance program ($18.3 million of such letters of credit were outstanding as of March 17, 2000). $27.5 million of working capital borrowings were outstanding as of March 17, 2000.

   Senior Discount Notes. On August 12, 1997, FRI-MRD issued an aggregate principal amount of $61 million of its Senior Discount Notes to certain holders of the Company's Senior Notes in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash. On January 14 and 15, 1998, FRI-MRD issued an additional $14 million aggregate principal amount of its Senior Discount Notes to the same purchasers for approximately $11.6 million in cash. The Senior Discount Notes are due on January 24, 2002. No cash interest was payable on the Senior Discount Notes until July 31, 1999, at which time interest became payable in cash semi-annually at the rate of 15% per annum, with the first cash interest payment made on January 31, 2000. The Senior Discount Notes are redeemable by FRI-MRD, in whole or in part, on or before January 23, 2001, at a price of 107.5% of the accreted value thereof, or after January 23, 2001, at a price of 103.75% of the accreted value thereof. The Senior Discount Notes contain covenants that restrict FRI-MRD, including limitations on (i) the incurrence of certain indebtedness and liens, (ii) the ability to make certain restricted payments, (iii) certain mergers, consolidations and asset sales and (iv) certain transactions with affiliates. Proceeds from the sales of the Senior Discount Notes were used to fund the Company's capital expenditure programs and for general corporate purposes.

   Senior Secured Discount Notes. On June 9, 1998, FRI-MRD entered into a Note Agreement pursuant to which on October 30, 1998 FRI-MRD issued $24 million aggregate face amount of MRD Merger Notes at a price of approximately 90% of par resulting in net proceeds of $21.7 million. The MRD Merger Notes are due on January 24, 2002. No cash interest was payable on the MRD Merger Notes until July 31, 1999, at which time interest became payable in cash semi-annually at the rate of 14% per annum, with the first cash interest payment made on January 31, 2000. The MRD Merger Notes are redeemable by FRI-MRD, in whole or in part, on or before January 23, 2001, at a price of 105% of the accreted value thereof, or after January 23, 2001, at a price of 102.5% of the accreted value thereof. The MRD Merger Notes contain covenants that restrict FRI-MRD, including limitations on (i) the incurrence of certain indebtedness and liens, (ii) the ability to make certain restricted payments, (iii) certain mergers, consolidations and asset sales, (iv) certain transactions with affiliates and (v) the issuance of any equity securities of Hamlet. Proceeds from the sale of the MRD Merger Notes were used exclusively to purchase all of the outstanding shares of Hamlet, and the MRD Merger Notes are secured by all of such outstanding shares of Hamlet.

   Other. During 1999, the Company explored several financing transactions and other strategic alternatives in an effort to meet its debt service requirements and retained Donaldson, Lufkin & Jenrette Securities Corporation and U.S. Bancorp Libra as financial advisors to assist in these efforts. This process culminated in the execution of the Sale Agreement on March 27, 2000 to sell substantially all of the El Torito Division to Acapulco in a transaction with an enterprise value of $130.0 million, subject to certain adjustments based on a closing balance sheet. Cash proceeds from the sale will be used to repay certain indebtedness and for general corporate purposes. Consummation of the El Torito Sale is subject to customary terms and conditions, and there can be no assurances that this transaction will be consummated.

   Upon completion of the El Torito Sale, the Company will continue to be highly leveraged and have significant debt service requirements, excluding requirements under the Foothill Credit Facility, as follows:

                                                                Cash
                                                              Interest Principal
                                                              -------- ---------
                                                               ($ in millions)
   2000......................................................  $28.4    $  1.1
   2001......................................................   28.3       0.9
   2002......................................................   15.6     203.2
   2003......................................................    3.4       0.5
   2004......................................................    1.7      31.1

   Although management believes that the proceeds available to the Company as a result of the El Torito Sale should be sufficient to meet its operating and debt service requirements for the next two years, there can be no assurance that the Company will be able to repay or refinance its Senior Notes and Senior Subordinated Discount Notes, or that FRI-MRD will be able to repay or refinance the Senior Discount Notes or the MRD Merger Notes, at their respective maturities. The Company will continue to explore various alternatives to further reduce its debt.

Capital Resources

   Net cash used in investing activities was $32.1 million for the year ended December 26, 1999, including $30.3 million for capital expenditures, as compared to net cash used in investing activities of $41.8 million for fiscal 1998 and $16.6 million for fiscal 1997.

   Capital expenditures of up to approximately $37.3 million (including approximately $16.3 million for the El Torito Division) have been identified for fiscal 2000, including approximately $9.2 million (including approximately $2.6 million for the El Torito Division) devoted to normal improvements of the Company's restaurants. The Company is considering continuing its remodeling of both El Torito and Chi-Chi's restaurants and is allocating approximately $9.5 million (including approximately $3.8 million for the El Torito Division) for this purpose in fiscal 2000. The Company anticipates that up to three new El Torito restaurants and up to seven new Koo Koo Roo restaurants could open in 2000 and beginning to accelerate the Koo Koo Roo growth plan in 2001. Actual capital expenditures for fiscal 2000 will be dependent on the availability of required funds and the timing of the consummation of the El Torito Sale.

   By December 26, 1999, the Company had completed the remodeling of 42 El Torito restaurants in various markets, and 83 Chi-Chi's restaurants, in various markets.

Year 2000

   The Company believes it has successfully addressed the potential business risks associated with the Year 2000. The Year 2000 issue involved the use of a two-digit year field instead of a four-digit year field in computer systems. If computer systems could not distinguish between the year 1900 and the year 2000, system failures or other computer errors could have resulted. To date, the Company is not aware of the occurrence of any significant Year 2000 problems being reported in connection with its business. Some business risks associated with the Year 2000 issue may remain throughout 2000. However, it is not anticipated that future Year 2000 issues, if any, will have a material adverse effect on the Company.

   The total cost to the Company of addressing Year 2000 issues was approximately $9.0 million, a significant portion of which was lease financed. This amount was incurred for new software and related hardware and installation costs during 1998 and 1999 in the Company's corporate offices and operating restaurants.

Interest Rate Risk

   The Company's primary exposure to financial market risks is the impact that interest rate changes could have on the Foothill Credit Facility, of which $21,850,000 was outstanding as of December 26, 1999. Borrowings under the Foothill Credit Facility bear interest at the prime rate as announced by Wells Fargo & Company plus 1.875% for borrowings less than $23,333,333 and at the prime rate plus 2.875% for borrowings equal to or greater than $22,333,333 (averaging 10.14% in fiscal 1999). A hypothetical increase of 100 basis points in short-term interest rates would result in an increase of approximately $219,000 in annual pretax losses. The estimated increase is based upon the outstanding balance of the Foothill Credit Facility, and assumes no change in the volume, index or composition of debt at December 26, 1999.

Results of Operations

   As used herein, "comparable restaurants" are restaurants operated by the Company for at least eighteen months and that continued operating through the last day of the later year being compared. The Company has adjusted its comparable restaurant sales calculation to conform to the general industry standard of an 18-month base versus the prior 12-month base. This change has not had a material impact on reported comparable restaurant sales results due to the Company's relatively low levels of new restaurant growth in the past three years.

Fiscal year 1999 as compared to fiscal year 1998

   Total sales of $536,579,000 for 1999 increased by $63,926,000 or 13.5% as compared to 1998. The increase was due to (i) additional sales from the Koo Koo Roo and Hamburger Hamlet restaurants which were acquired in the Merger and the Hamlet Acquisition on October 30, 1998 and (ii) sales from new restaurants, partially offset by sales decreases for restaurants sold or closed. The breakdown of the sales increase for 1999 is detailed below:

                                                                      1999 Sales
                                                                       Increase
                                                                      ----------
                                                                        ($ in
                                                                      thousands)
                                                                      ----------
   Increased Sales from the KKR Restaurant Division..................  $ 73,635
   Sales from New Restaurants........................................     6,398
   Decrease in Sales of Comparable Restaurants.......................       (42)
   Decrease in Sales from Restaurants Sold or Closed.................   (16,065)
                                                                       --------
                                                                       $ 63,926
                                                                       ========

   Overall sales for comparable restaurants were relatively flat in 1999. Sales for comparable restaurants of $433,604,000 for 1999 decreased by $42,000 compared to 1998. The decrease is comprised of a $1,177,000 or 0.5% decrease in Chi-Chi's sales and a $1,135,000 or 0.5% increase in El Torito sales.

                                                               1999 Comparable
                                                               Sales Decrease
                                                               ----------------
                                                               Amount   Percent
                                                               -------  -------
                                                                    ($ in
                                                                 thousands)
   Comparable Chi-Chi's....................................... $(1,177)  (0.5)%
   Comparable El Torito.......................................   1,135    0.5
                                                               -------
     Total.................................................... $   (42)   0.0 %
                                                               =======   ====

   El Torito comparable sales for 1999 were up 0.5% as compared to the same period in 1998. Throughout 1999, the primary marketing tool was a print campaign featuring various coupon offers. The focus throughout the year was El Torito's 45th Anniversary Celebration combined with a quarterly introduction of an innovative product or line of products. El Torito comparable sales were up 3.0% in the first quarter compared to the same period in 1998. These results were in part associated with the introduction of El Torito's 45th Anniversary Celebration and in part associated with the rollover of the El Nino weather system which negatively impacted sales in the first quarter of 1998. The first quarter marketing effort consisted of a print campaign focusing on the Fiesta Favorites Chef's Specials. Second quarter comparable sales results were also positive, up 1.0% versus prior year. The second quarter advertising continued the focus on the 45th Anniversary with a print campaign introducing El Torito's signature product for the quarter "Enchi"WOW"das." In the third quarter, comparable sales results were 1.0% unfavorable versus prior year. The signature product during the quarter, the "45 RPM Revolutionary Platter from Mexico" was designed and priced as a meal to be shared by two guests. To offset softening sales in the fourth quarter (comparable sales were unfavorable 2.0% in the fourth quarter), the XXL 45th Anniversary Fajitas and Holiday Combinations were introduced. The print campaign in the quarter included a Buy One Get One Free Coupon designed to create incremental guest traffic.

   Chi-Chi's comparable sales for 1999 were 0.5% lower than 1998 compared to a 1.8% increase for 1998 over 1997. Comparable sales through the third quarter were up 0.5% over prior year. However, in the fourth quarter of 1999, Chi-Chi's switched from broadcast media advertising to freestanding inserts in print media ("FSIs"). When compared to the fourth quarter of 1998 when Chi-Chi's was running broadcast media advertising, comparable sales in the fourth quarter of 1999 were 3.6% lower. Concurrently, advertising expense was lowered approximately $1.1 million as a result of the net media savings. The FSIs featured a variety of Chi-Chi's signature items like the Outrageous Burrito, Sizzling Enchiladas and Grilled Steak & Chicken Fajitas. In the Cantina, a special Countdown Margarita, served in a commemorative take-home glass for $7.25, helped guests celebrate the Millennium. In October 1999, Chi-Chi's began testing an extensive new food offering, Menu 2000, in a three-unit, midwestern market. Menu 2000 is the result of intensive testing for consumer tastes and interests, food research and operational planning. During all 10 weeks of the advertising-supported test in 1999, both sales and customer counts in the test market have shown significant increases over prior year. Menu 2000 will be introduced to the rest of the Chi-Chi's system in the second quarter of 2000 and will be the primary focus of broadcast media advertising in 2000.

   During 1999, Koo Koo Roo initiated four marketing events including the introduction of a line of Chicken Chop bowls, $5.99 combo meals and a focus on take home meals. Each promotion was supported with print advertising and in-store merchandising materials. During the first quarter, Koo Koo Roo introduced the Chargrilled Chicken Chop, now one of its top-selling products. With the success of this product, Koo Koo Roo introduced two additional Chicken Chop bowls in the third quarter. During the second quarter, Koo Koo Roo offered a selection of four combo meals for $5.99, featuring Koo Koo Roo Original Skinless Flame Broiled Chicken(R), Country Herb and Garlic Rotisserie Chicken and Fresh-Roasted Turkey. Each combo meal included an entree, any two hot or cold side dishes and a beverage. In the fourth quarter, the marketing focused on one of its signature products, Country Herb and Garlic Rotisserie Chicken. The print advertising focused on building the take home business with a coupon incentive for a $5.99 Rotisserie Chicken. Along with the focus on Rotisserie Chicken, Koo Koo Roo teamed up with Dreamworks to promote their video release of The Prince of Egypt. This promotion centered on building awareness of the Koo Koo Roo Kid's Meals. During this promotion, each Kid's Meal (while supplies were available) came with a souvenir The Prince of Egypt cup and a small stuffed camel from The Prince of Egypt. Following these two promotions, Koo Koo Roo focused on Thanksgiving Day which resulted in an increase of 10% in turkey sales on Thanksgiving Day.

   Hamburger Hamlet introduced two new Hamlet At Night menus in 1999. These new menus included products such as Halibut Macadamia, Santa Fe Chicken, Grilled Pork Chop, Shepherd's Pie and Mediterranean Shrimp Penne Pasta. Hamburger Hamlet also teamed up with Oreo(R) in 1999 and introduced a new dessert--Oreo(R) Cookie Mudd Pie. These menus were supported with in-store merchandising and direct mail distributed around the West and East Coast Hamburger Hamlet locations. During the summer of 1999, Hamburger Hamlet also introduced five "New Gourmet Burgers From Around The World." The French Onion Burger became a core menu item following its introduction during this promotion.

   Product costs of $141,881,000 for 1999 increased by $15,093,000 or 11.9% as compared to 1998 due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants in the Merger which accounted for $22,795,000 or 151.0% of the increase, partially offset by the impact of the 32 restaurants sold or closed since the beginning of 1998. As a percentage of sales, product costs decreased to 26.4% in 1999 from 26.8% in 1998.

   Payroll and related costs of $190,772,000 for 1999 increased by $25,565,000 or 15.5% as compared to 1998 due to (i) the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants in the Merger which accounted for $24,393,000 or 95.4% of the increase, (ii) the impact of the minimum wage increase in California on March 1, 1998 and (iii) the impact of improved management staffing in many of the Company's restaurants, partially offset by the impact of the 32 restaurants sold or closed since the beginning of 1998. As a percentage of sales, payroll and related costs increased from 35.0% in 1998 to 35.6% in 1999. The increase in payroll and related costs as a percentage of sales was offset in part by a continuing focus on improving labor scheduling and efficiencies.

   The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective September 1, 1997, the Federal minimum wage was increased from $4.75 to $5.15. However, a provision of this law effectively froze the minimum wage for tipped employees at then current levels by increasing the allowable tip credit in those states that allow for a tip credit. Furthermore, in California, the state's minimum wage was increased to $5.00 on March 1, 1997 and most recently increased to $5.75 on March 1, 1998. In response to the minimum wage increases on March 1, 1997 and March 1, 1998, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Chi-Chi's also raised menu prices in October and December 1997 as a result of the cumulative impact of these minimum wage increases. Similarly, in March 1998, KKR also raised menu prices for its Koo Koo Roo restaurants. No minimum wage increases are currently scheduled for 2000 at this time, but it is anticipated that the Federal legislature will pass a minimum wage increase later this year.

   Occupancy and other operating expenses of $139,153,000 for 1999 increased by $13,976,000 or 11.2% as compared to 1998. The increase was due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants in the Merger which added $17,488,000 in additional costs, partially offset by (i) the impact of the 32 restaurants sold or closed since the beginning of 1998 and
(ii) the impact of the Company's cost reduction strategies. As a percentage of sales, occupancy and other expenses decreased from 26.5% in 1998 to 25.9% in 1999.

   Depreciation and amortization of $28,031,000 for 1999 increased by $5,115,000 or 22.3% as compared to 1998 due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants in the Merger which accounted for $4,126,000 or 80.7% of the increase and additional depreciation related to the Company's ongoing capital expenditure program, partially offset by the impact of the 32 restaurants sold or closed since the beginning of 1998 and the reduced depreciable basis from the write-down of certain long-lived assets in the fourth quarter of 1998.

   General and administrative expenses of $32,742,000 for 1999 increased by $5,325,000 or 19.4% as compared to 1998. General and administrative expenses of $4,844,000 were incurred by and allocated to the Koo Koo Roo and Hamburger Hamlet restaurant operations in 1999. As a percentage of sales, general and administrative expenses increased from 5.8% in 1998 to 6.1% in 1999. General and administrative expenses in 1998 would have been 6.3% of sales if the impact of $2,500,000 in prior year management fee accrual reversals were added back. Management continues to closely evaluate the Company's general and administrative cost structure for savings opportunities.

   Opening costs are incurred in connection with the opening or remodeling of a restaurant and are principally related to stocking the restaurant and training its staff. Opening costs of $2,879,000 for 1999 decreased by $466,000 or 13.9% as compared to 1998, primarily due to expensing $344,000 of December 28, 1997 unamortized opening costs in the quarter ended March 29, 1998 as a result of adopting Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities," in the first quarter of 1998.

   The Company reported a loss on disposition of properties of $5.3 million for 1999 compared to a loss of $8.0 million in 1998. These amounts reflect losses associated with restaurant divestments and closures and remodeled restaurant asset retirements in such periods. In addition, also included in 1998 is a $3.0 million increase in the Company's reserve for carrying costs of closed properties and the write-off of $2.2 million in notes receivable related to prior restaurant divestments.

   In the fourth quarter of 1999, three non-strategic Koo Koo Roo restaurants were designated for divestment, and the Company recorded a provision for divestitures of $0.9 million. Also during the fourth quarter of 1999, the Company reevaluated its divestment program for Chi-Chi's restaurants and removed 20 operating restaurants from the divestment list. As a result, $1.0 million previously recorded in conjunction with a 1998 provision for divestitures has been reversed. Finally, the Company identified two other restaurants with impaired values and recorded a write-down of long-lived assets of $0.6 million.

   Interest expense, net of $31,371,000 for 1999 increased by $6,712,000 or 27.2% as compared to 1998 primarily resulting from (i) the issuance of Senior Discount Notes in January 1998 and the additional accretion and accrual of interest thereon, (ii) the issuance of the MRD Merger Notes on October 30, 1998 and the accretion and accrual of interest thereon, (iii) interest on working capital borrowings in 1999 and (iv) reduced interest income on invested cash balances.

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

                                                                   1998 Sales
                                                                    Increase
                                                                ----------------
                                                                ($ in thousands)
   Sales from the KKR Restaurant Division......................     $ 14,617
   Increase in Sales of Comparable Restaurants.................        4,814
   Decrease in Sales from Restaurants Sold or Closed...........      (10,502)
                                                                    --------
                                                                    $  8,929
                                                                    ========

   Sales for comparable restaurants of $451,928,000 for 1998 increased by $4,814,000 or 1.1% compared to 1997. The increase was comprised of a $4,223,000 or 1.8% increase in Chi-Chi's and a $591,000 or 0.3% increase in El Torito, achieved in the face of a continuing competitive operating environment for restaurants.

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
                                                                  ======   ===

   El Torito comparable sales for 1998 were up 0.3% as compared to the same period in 1997. After the negative impact of the El Nino weather system in the first quarter of 1998, comparable sales for the second, third and fourth quarters were up 0.3%, 0.1% and 2.6%, respectively, as compared to the same periods in 1997. During the third and fourth quarters, El Torito suspended the use of electronic media for advertising, opting to reach targeted customers utilizing alternative print media strategies. July began with the introduction of El Torito's "All New Fajitas" campaign featuring a series of bounce-back programs. In the fourth quarter, El Torito introduced the "XXL Fajitas Skillets" promotion which featured seven new Fajitas entrees served on oversize cast iron skillets. The in-restaurant marketing for the promotion included brightly colored in-store material featuring an "actual size" Fajitas skillet. The campaign was advertised utilizing print media and included special discount offers designed to both generate new guest trial and increase frequency of existing guests. In addition, El Torito introduced a Traditional Holiday Combinations menu insert in December in an effort to trade guests into higher margin entrees. Also contributing to El Torito's improving sales trends were the positive results of the remodel program which started in 1997. As of the end of fiscal 1998, El Torito had completed 32 remodels.

   Comparable sales for Chi-Chi's were up 1.8% for 1998 as compared to the same period in 1997. During the third and fourth quarters of 1998, Chi-Chi's comparable sales were up 3.1% and 4.7%, respectively, as compared to the same periods in 1997. July began with the media-supported introduction of Chi-Chi's "Sizzling Sensation" campaign featuring the new Grilled Steak & Chicken Tower and other items such as the Sizzling Enchiladas and the new Sizzling Burrito and Sizzling Chimichanga. A free-standing insert extended the campaign through mid-September and included special discount offers for all times of the day to boost sales during the historic back-to-school sales lull. Chi-Chi's continued with its marketing direction through the end of 1998 portraying the concept as a value-oriented, fun Mexican restaurant where you can "put a little salsa in your life." Also contributing to Chi-Chi's improving comparable sales trends were the favorable results of the remodel program begun in 1997. Through the end of fiscal 1998, Chi-Chi's remodeled 45 restaurants, five of which incorporated an enhanced, more extensive version of the original remodel concept.

   Product costs of $126,788,000 for 1998 increased by $2,985,000 or 2.4% as compared to 1997 due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants in the Merger which accounted for $4,699,000 or 157.4% of the increase, partially offset by the impact of the 22 restaurants sold or closed since the beginning of 1997. As a percentage of sales, product costs remained relatively flat, increasing slightly to 26.8% in 1998 from 26.7% in 1997.

   Payroll and related costs of $165,207,000 for 1998 increased by $2,400,000 or 1.5% as compared to 1997 due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants in the Merger which accounted for $5,308,000 or 221.2% of the increase, partially offset by the impact of the 22 restaurants sold or closed since the beginning of 1997. As a percentage of sales, payroll and related costs decreased slightly from 35.1% in 1997 to 35.0% in 1998 due in part to a continuing focus on improving labor scheduling and efficiencies. The improvement in payroll and related costs as a percentage of sales was offset, in part, by the impact of the minimum wage increases nationally on September 1, 1997, and on March 1, 1997 and March 1, 1998 in California.

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

   Depreciation and amortization of $22,916,000 for 1998 increased by $521,000 or 2.3% as compared to 1997 due to the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurants in the Merger which accounted for $1,087,000 or 208.6% of the increase and additional depreciation related to the Company's ongoing capital expenditure program, partially offset by the impact of the 22 restaurants sold or closed since the beginning of 1997 and the write-down of certain long-lived assets in 1997 and 1998.

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

   Opening costs are incurred in connection with the opening or remodeling of a restaurant and are principally related to stocking the restaurant and training its staff. Through the year ended December 28, 1997, the Company's policy had been to capitalize such opening costs and amortize them over one year. In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5 which specifies that all costs of start-up activities, including restaurant opening costs, should be expensed as incurred. Although SOP 98-5 was effective for fiscal years beginning after December 15, 1998, early adoption was allowed, and the Company elected to adopt the provisions of SOP 98-5 in the quarter ended March 29, 1998. Accordingly, $344,000 of unamortized opening costs at December 28, 1997 (classified as other current assets) was expensed in the condensed consolidated statement of operations for the quarter ended March 29, 1998. Opening costs incurred during the year ended December 27, 1998 were $3,001,000. Amortization of opening costs of $188,000 in the comparable period of 1997 was reclassified.

   The Company reported a loss on disposition of properties of $8.0 million for 1998 compared to a loss of $3.9 million in 1997. These amounts reflect losses associated with restaurant divestments and closures in such periods. In addition, also included in 1998 is a $3.0 million increase in the Company's reserve for carrying costs of closed properties and the write-off of $2.2 million in notes receivable related to prior restaurant divestments.

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

   Compensation expense of $4.2 million was recorded in the fourth quarter of 1998 in connection with the termination of the Company's Value Creation Units Plan. Such expense consisted of a $4 million cash payment and approximately $0.2 million for the intrinsic value of stock options granted on December 9, 1998 in connection with the termination of awards under the Value Creation Units Plan. The stock options are fully vested options to purchase up to, in the aggregate, 3% of the fully diluted Company Common Stock immediately following the Merger (including shares to be reserved for issuance under the Company's 1998 Stock Incentive Plan). Such options have a per share strike price of $.50 and were not exercisable for a period of 90 days after issuance.

   Interest expense, net of $24,659,000 for 1998 increased by $5,183,000 or 26.6% as compared to 1997 primarily resulting from (i) the issuance of the Senior Discount Notes in August 1997 and January 1998 and the accretion of interest thereon and (ii) the issuance of the MRD Merger Notes on October 30, 1998 and the accretion of interest thereon, partially offset by the elimination of cash interest expense associated with the $15.6 million of Senior Notes received as part of the exchange on August 12, 1997.

Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The FASB has proposed extending the effective date of SFAS 133 for one year. The Company has no instruments or transactions subject to SFAS 133.

Selected Operating Data

   Until the Merger on October 30, 1998, the Company primarily operated full-service Mexican restaurants in two divisions under the El Torito, Chi-Chi's, Casa Gallardo and other names. In connection with the Merger and the Hamlet Acquisition, the Company acquired the Koo Koo Roo and Hamburger Hamlet restaurant operations. At December 26, 1999 the Company's El Torito restaurant division operated 101 full-service and fast-casual restaurants, the Company's Chi-Chi's restaurant division operated 150 full-service restaurants and the Company's KKR restaurant division operated 57 fast-casual and full-service restaurants.

   The following table sets forth certain information regarding the Company and its El Torito, Chi-Chi's and KKR restaurant divisions.

                                                 For the Years Ended
                                        ---------------------------------------
                                        December 26, December 27,  December 28,
                                            1999         1998          1997
                                        ------------ ------------  ------------
                                        ($ in thousands, except average check
                                                       amount)
El Torito Restaurant Division (a)
Restaurants Open at End of Period:
  Owned/operated......................         101           95            96
  Franchised and Licensed.............           8            8             9
Sales.................................    $220,611     $214,370      $217,949
Restaurant Level Cashflow (b).........      33,869       34,807        30,051
Divisional EBITDA (c).................      22,000       22,869        17,627
Percentage increase (decrease) in
 comparable restaurant sales..........         0.5 %        0.3%         (0.6)%
Average check.........................    $  10.61     $  10.15      $   9.87

Chi-Chi's Restaurant Division
Restaurants Open at End of Period:
  Owned/operated......................         150          165           179
  Franchised and Licensed.............          15           12            16
Sales.................................    $227,716     $243,666      $245,775
Restaurant Level Cashflow (b).........      20,569       18,285        16,515
Divisional EBITDA (c).................       5,942        1,426            36
Percentage increase (decrease) in
 comparable restaurant sales..........        (0.5)%        1.8%         (8.2)%
Average check.........................    $   9.23     $   8.50      $   7.82

KKR Restaurant Division (d)
Restaurants Open at End of Period:
  Owned/operated......................          57           54             0
  Franchised and Licensed.............           1            3             0
Sales.................................    $ 88,252     $ 14,617      $      0
Restaurant Level Cashflow (b).........      10,335        1,376             0
Divisional EBITDA (c).................       4,384          364             0
Percentage increase (decrease) in
 comparable restaurant sales..........        N.A.         N.A.          N.A.
Average check (Koo Koo Roo restaurants
 only)................................    $   9.13     $   8.70      $   N.A.

Total Company
Restaurants Open at End of Period:
  Owned/operated......................         308          314           275
  Franchised and Licensed.............          24           23            25
Sales.................................    $536,579     $472,653      $463,724
EBITDA (e)............................      32,031       28,064(f)     17,500

--------
  (a) The El Torito Division (minus six restaurants) is to be sold to Acapulco if the El Torito Sale is consummated--See "BUSINESS--Sale of El Torito Division."

  (b) Restaurant Level Cashflow with respect to any operating division represents Divisional EBITDA (as defined below) before general and administrative expenses and any net franchise profit or miscellaneous income (expense) reported by the respective division.

  (c) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, interest, taxes, depreciation and amortization.

  (d) Reflects operations since the Merger and Hamlet Acquisition on October 30, 1998.

  (e) EBITDA is defined as earnings (loss) before opening costs, loss on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

  (f) Includes the reversal of accrued management fees of $2,500,000 in 1998 payable to Apollo that will not be paid.

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

   During 1999 and 1998, the effects of inflation did not have a significant impact on the Company's results of operations.

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                           Page
                                                                           ----


   (a) (1) Financial Statements. See the Index to Financial Statements on page
F-1.


(2) Financial Statement Schedule


              Schedule II--Valuation and qualifying accounts S-1           S-1

 (3) Exhibits

      2 (a) Agreement and Plan of Merger, dated as of June 9, 1998 by and among the Company, Fri-Sub, Inc. and Koo Koo Roo, Inc.
              ("KKR"). (Filed as Exhibit 2.1 to the Company's Form S-4 filed with the SEC on July 1, 1998.)

     *2 (b) Stock Purchase Agreement, dated as of March 27, 2000, by and among the Company, FRI-MRD Corporation and Acapulco
              Acquisition Corp.

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

      4 (f)   Joinder Agreement Dated as of January 14, 1998
              Re: FRI-MRD Corporation Senior Discount Notes due January
              24, 2002. (Filed as Exhibit 4(f) to the Company's Form 10-
              K filed with the SEC on March 30, 1998.)

      4 (g)   First Amendment dated as of June 9, 1998 to the Note
              Agreement dated August 12, 1997. (Filed as Exhibit 4.7 to the Company's Form S-4 filed with the SEC on July 1,
              1998.)

           4 (h)  Note Agreement dated as of June 9, 1998 Re: $24,000,000
                  FRI-MRD Corporation Senior Secured Discount Notes due
                  January 24, 2002. (Filed as Exhibit 4.8 to the
                  Company's Form S-4 filed with the SEC on July 1, 1998.)
           4 (i)  First Amendment dated as of October 30, 1998 to the
                  Note Agreement dated as of June 9, 1998. (Filed as
                  Exhibit 4(i) to the Company's Form 10-Q filed with the SEC on November 12, 1998.)
           4 (j)  Waiver dated as of January 29, 1999 to the Note
                  Agreements dated as of August 12, 1997 and June 9,
                  1998. (Filed as Exhibit 4(j) to the Company's Form 10-K filed with the SEC on March 29, 1999.)
          10 (a) The Company's 1994 Incentive Stock Option Plan. (Filed as Exhibit 10(g) to the Company's Form 10-K filed with the SEC on March 28, 1994.)
          10 (b)  The Company's Deferred Compensation Plan. (Filed as
                  Exhibit 10(k) to the Company's Form 10-K filed with the SEC on March 27, 1995.)
          10 (c) The Company's Severance Plan. (Filed as Exhibit 10(m) to the Company's Form 10-K filed with the SEC on March
                  27, 1995.)
          10 (d)  Lease Indemnification Agreement, dated as of January
                  27, 1994, by and between the Company and W. R. Grace &
                  Co.-Conn. (Filed as Exhibit 10(ii) to the Company's
                  Form 10-K filed with the SEC on March 28, 1994.)
          10 (e) Tax Sharing Agreement, dated as of January 27, 1994, by and among the Company, Foodmaker, Inc. and Chi-Chi's, Inc. (Filed as Exhibit 10(ll) to the Company's Form 10-
                  K filed with the SEC on March 28, 1994.)
          10 (f)  Registration Rights Agreement, dated as of January 27,
                  1994, by and among the Company and certain of its shareholders. (Filed as Exhibit 10(mm) to the Company's
                  Form 10-K filed with the SEC on March 28, 1994.)
          10 (g)  The Company's 1998 Management Incentive Compensation
                  Plan Description. (Filed as Exhibit 10(h) to the
                  Company's Form 10-K filed with the SEC on March 29,
                  1999.)
          *10 (h) The Company's 1999 Management Incentive Compensation
                  Plan Description.
          10 (i)  Loan and Security Agreement, dated as of January 10,
                  1997, between Foothill Capital Corporation and the
                  Company and its subsidiaries named therein. (Filed as Exhibit 10(w) to the Company's Form 10-K filed with the SEC on March 31, 1997.)
          10 (j)  General Continuing Guarantee, dated as of January 10,
                  1997, by the Company in favor of Foothill Capital
                  Corporation. (Filed as Exhibit 10(x) to the Company's
                  Form 10-K filed with the SEC on March 31, 1997.)
          10 (k) Form of subsidiary General Continuing Guarantee, dated as of January 10, 1997. (Filed as Exhibit 10(y) to the
                  Company's Form 10-K filed with the SEC on March 31,
                  1997.)
          10 (l) Security Agreement, dated as of January 10, 1997, between Foothill Capital Corporation and the Company.
                  (Filed as Exhibit 10(z) to the Company's Form 10-K filed with the SEC on March 31, 1997.)
          10 (m) Form of subsidiary Security Agreement, dated as of January 10, 1997, between Foothill Capital Corporation and the subsidiary named therein. (Filed as Exhibit
                  10(aa) to the Company's Form 10-K filed with the SEC on March 31, 1997.)
          10 (n) Stock Pledge Agreement, dated as of January 10, 1997, between the Company and Foothill Capital Corporation.
                  (Filed as Exhibit 10(bb) to the Company's Form 10-K filed with the SEC on March 31, 1997.)

          10 (o)  Form of subsidiary Stock Pledge Agreement, dated as of
                  January 10, 1997, between the subsidiary named therein and Foothill Capital Corporation. (Filed as
                  Exhibit 10(cc) to the Company's Form 10-K filed with the SEC on March 31, 1997.)
          10 (p)  Trademark Security Agreement, dated as of January 10,
                  1997, by Chi-Chi's, Inc. in favor of Foothill Capital
                  Corporation. (Filed as Exhibit 10(dd) to the Company's
                  Form 10-K filed with the SEC on March 31, 1997.)
          10 (q)  Trademark Security Agreement, dated as of January 10,
                  1997, by El Torito Restaurants, Inc. in favor of
                  Foothill Capital Corporation. (Filed as Exhibit 10(ee) to the Company's Form 10-K filed with the SEC on March
                  31, 1997.)
          10 (r) First Amendment to the Loan and Security Agreement dated as of May 23, 1997 by and among the parties thereto. (Filed as Exhibit 10(gg) to the Company's Form
                  10-Q filed with the SEC on August 13, 1997.)
          10 (s) Amendment Number Two to Loan and Security Agreement dated as of August 12, 1997 by and among the parties thereto. (Filed as Exhibit 10(hh) to the Company's Form
                  10-Q filed with the SEC on November 12, 1997.)
          10 (t)  Distribution Service Agreement, dated as of November 1,
                  1997, between El Torito Restaurants, Inc. and The SYGMA
                  Network, Inc. (Portions of this document have been omitted pursuant to a request for confidential treatment.) (Filed as Exhibit 10(bb) to the Company's
                  Form 10-K filed with the SEC on March 30, 1998.)
          10 (u)  Distribution Service Agreement, dated as of April 30,
                  1997, between Chi-Chi's, Inc. and Sysco Corporation.
                  (Portions of this document have been omitted pursuant to a request for confidential treatment.) (Filed as
                  Exhibit 10(cc) to the Company's Form 10-K filed with the SEC on March 30, 1998.)
          10 (v) Stock Purchase Agreement dated as of June 9, 1998 by and between FRI-MRD Corporation and KKR. (Filed as Exhibit 10.1 to the Company's Form S-4 filed with the SEC on July 1, 1998.)
          10 (w) Bridge Loan Agreement dated as of June 9, 1998 among the Hamlet Group, Inc., as borrower, KKR, H.H.K. of
                  Virginia, and H.H. of Maryland, Inc., as guarantors, and FRI-MRD Corporation, as lender. (Filed as Exhibit
                  10.2 to the Company's Form S-4 filed with the SEC on July 1, 1998.)
          10 (x) Amendment Number Three to Loan and Security Agreement dated as of April 9, 1998 by and among the parties thereto. (Filed as Exhibit 10.29 to Amendment No. 1 to the Company's Form S-4 filed with the SEC on August 18,
                  1998.)
          10 (y) Amendment Number Four to Loan and Security Agreement dated as of June 9, 1998 by and among the parties thereto. (Filed as Exhibit 10.30 to Amendment No. 1 to the Company's Form S-4 filed with the SEC on August 18,
                  1998.)
          10 (z) Amendment Number Five to Loan and Security Agreement dated as of October 30, 1998 by and among the parties thereto. (Filed as Exhibit 10(hh) to the Company's Form
                  10-Q filed with the SEC on November 12, 1998.)
          10 (aa) Koo Koo Roo Enterprises, Inc. 1998 Stock Incentive
                  Plan. (Filed as Exhibit 10(ii) to the Company's Form
                  10-Q filed with the SEC on November 12, 1998.)
          10 (bb) General Continuing Guarantee dated October 30, 1998 by
                  The Hamlet Group, Inc. (Filed as Exhibit 10(cc) to the
                  Company's Form 10-K filed with the SEC on March 29,
                  1999.)

          10 (cc)  Amendment Number One to General Continuing Guarantee
                   and Security Agreement, dated as of October 30, 1998
                   between Foothill and the Company. (Filed as Exhibit
                   10(dd) to the Company's Form 10-K filed with the SEC
                   on March 29, 1999.)
          10 (dd)  Amendment Number One to Security Agreement dated
                   October 30, 1998 between Foothill and FRI-MRD
                   Corporation. (Filed as Exhibit 10(ee) to the Company's
                   Form 10-K filed with the SEC on March 29, 1999.)
          10 (ee)  Amendment Number One to Stock Pledge Agreement dated
                   October 30, 1998 between Foothill Capital Corporation
                   and FRI-MRD Corporation. (Filed as Exhibit 10(ff) to
                   the Company's Form 10-K filed with the SEC on March
                   29, 1999.)
          10 (ff)  General Continuing Guarantee dated October 30, 1998 by
                   KKR. (Filed as Exhibit 10(gg) to the Company's Form
                   10-K filed with the SEC on March 29, 1999.)
          10 (gg)  Security Agreement dated October 30, 1998 between
                   Foothill Capital Corporation and KKR. (Filed as
                   Exhibit 10(hh) to the Company's Form 10-K filed with
                   the SEC on March 29, 1999.)
          10 (hh)  Amended and Restated Employment Agreement dated as of
                   November 9, 1998 by and between Kevin S. Relyea, the
                   Company and certain subsidiaries. (Filed as Exhibit
                   10(ii) to the Company's Form 10-K filed with the SEC
                   on March 29, 1999.)
          10 (ii)  Amended and Restated Employment Agreement dated as of
                   November 9, 1998 by and between Roger K. Chamness, the
                   Company and certain subsidiaries. (Filed as Exhibit
                   10(jj) to the Company's Form 10-K filed with the SEC
                   on March 29, 1999.)
          10 (jj)  Amended and Restated Employment Agreement dated as of
                   November 9, 1998 by and between William D. Burt, the
                   Company and certain subsidiaries. (Filed as Exhibit
                   10(kk) to the Company's Form 10-K filed with the SEC
                   on March 29, 1999.)
          10 (kk)  Employment Agreement dated as of November 1, 1998 by and between Gayle A. DeBrosse, the Company and certain
                   subsidiaries. (Filed as Exhibit 10(ll) to the
                   Company's Form 10-K filed with the SEC on March 29,
                   1999.)
          10 (ll)  Nominating Agreement dated as of December 1, 1998 between the Company and AIF II, L.P. (Filed as Exhibit
                   10(mm) to the Company's Form 10-K filed with the SEC
                   on March 29, 1999.)
          10 (mm)  Amendment Number Six to Loan and Security Agreement
                   dated as of February 26, 1999 by and among the parties
                   thereto. (Filed as Exhibit 10(nn) to the Company's
                   Form 10-K filed with the SEC on March 29, 1999.)
          *10 (nn) Prandium, Inc. Divestiture Bonus Plan for Key
                   Management for 1999-2000.
          *21 (a)  List of Subsidiaries.
          *21 (b)  Names Under Which Subsidiaries Do Business.
          *23      Consent of KPMG LLP.
          *27      Financial Data Schedule.

   (b) Reports on Form 8-K

     None.
--------
* Filed herewith.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRANDIUM, INC.

                                               /s/ Robert T. Trebing, Jr.
                                          By: _________________________________
                                                   Robert T. Trebing, Jr.
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: March 27, 2000

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                             Title                     Date
             ---------                             -----                     ----

      /s/ Kevin S. Relyea            Chairman, President and Chief      March 27, 2000
____________________________________  Executive Officer (Principal
          Kevin S. Relyea             Executive Officer)

   /s/ A. William Allen, III         Director                           March 27, 2000
____________________________________
       A. William Allen, III

      /s/ Peter P. Copses            Director                           March 27, 2000
____________________________________
          Peter P. Copses

     /s/ George G. Golleher          Director                           March 27, 2000
____________________________________
         George G. Golleher

      /s/ David B. Kaplan            Director                           March 27, 2000
____________________________________
          David B. Kaplan
     /s/ Antony P. Ressler           Director                           March 27, 2000
____________________________________
         Antony P. Ressler

   /s/ Robert T. Trebing, Jr.        Executive Vice President and       March 27, 2000
____________________________________  Chief Financial Officer
       Robert T. Trebing, Jr.         (Principal Financial and
                                      Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
PRANDIUM, INC.

Independent Auditors' Report.............................................. F-2

Consolidated Balance Sheets as of December 26, 1999 and December 27,
 1998..................................................................... F-3

Consolidated Statements of Operations for the Years Ended December 26,
 1999, December 27, 1998 and December 28, 1997............................ F-4

Consolidated Statements of Common Stockholders' Deficit for the three
 Years Ended December 26, 1999, December 27, 1998 and December 28, 1997... F-5

Consolidated Statements of Cash Flows for the Years Ended December 26,
 1999, December 27, 1998 and December 28, 1997............................ F-6

Notes to Consolidated Financial Statements................................ F-8

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Prandium, Inc.:

   We have audited the accompanying consolidated balance sheets of Prandium, Inc. (formerly known as Koo Koo Roo Enterprises, Inc. and as Family Restaurants, Inc.) and its subsidiaries as of December 26, 1999 and December 27, 1998, and the related consolidated statements of operations, common stockholders' deficit and cash flows for the years ended December 26, 1999, December 27, 1998 and December 28, 1997. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prandium, Inc. and its subsidiaries as of December 26, 1999 and December 27, 1998, and the results of their operations and their cash flows for the years ended December 26, 1999, December 27, 1998 and December 28, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

KPMG LLP

Orange County, California
February 19, 2000, except for
 note 17 which is as of
 March 27, 2000

                                 PRANDIUM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                       December 26, December 27,
                                                           1999         1998
                                                       ------------ ------------
                                                           ($ in thousands)
                        ASSETS
                        ------

Current assets:
  Cash and cash equivalents...........................  $   3,600    $  17,707
  Receivables.........................................      2,408        9,106
  Inventories.........................................      2,672        5,020
  Other current assets................................      3,098        3,957
  Property held for sale..............................     55,835            0
                                                        ---------    ---------
    Total current assets..............................     67,613       35,790

Property and equipment, net...........................    137,460      201,314
Reorganization value in excess of amount allocable to
 identifiable assets, net.............................          0       35,129
Costs in excess of net assets of business acquired,
 net..................................................     66,293       56,455
Other assets..........................................     15,267       19,498
                                                        ---------    ---------
                                                        $ 286,633    $ 348,186
                                                        =========    =========

        LIABILITIES AND STOCKHOLDERS' DEFICIT
        -------------------------------------

Current liabilities:
  Working capital borrowings..........................  $  21,850    $       0
  Current portion of long-term debt, including
   capitalized lease obligations......................      1,000        2,498
  Accounts payable....................................      9,228       22,447
  Current portion of self-insurance reserves..........      2,601        7,225
  Other accrued liabilities...........................     57,711       73,994
  Income taxes payable................................      3,638        3,742
                                                        ---------    ---------
    Total current liabilities.........................     96,028      109,906

Self-insurance reserves...............................      6,560       17,815
Other long-term liabilities...........................      3,779        4,451
Long-term debt, including capitalized lease
 obligations, less current portion....................    237,871      237,151

Commitments and contingencies

Stockholders' deficit:
  Common stock--authorized 300,000,000 shares, par
   value $.01, 180,380,513 shares issued and
   outstanding in 1999 and 178,105,294 shares issued
   and outstanding in 1998............................      1,804        1,781
  Additional paid-in capital..........................    222,353      222,353
  Accumulated deficit.................................   (281,762)    (245,271)
                                                        ---------    ---------
    Total stockholders' deficit.......................    (57,605)     (21,137)
                                                        ---------    ---------
                                                        $ 286,633    $ 348,186
                                                        =========    =========

          See accompanying notes to consolidated financial statements

                                 PRANDIUM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the Years Ended
                                     ----------------------------------------
                                     December 26,  December 27,  December 28,
                                         1999          1998          1997
                                     ------------  ------------  ------------
                                       ($ in thousands, except per share
                                                    amounts)
Sales............................... $    536,579  $    472,653  $    463,724
                                     ------------  ------------  ------------
Product costs.......................      141,881       126,788       123,803
Payroll and related costs...........      190,772       165,207       162,807
Occupancy and other operating
 expenses...........................      139,153       125,177       129,428
Depreciation and amortization.......       28,031        22,916        22,395
General and administrative
 expenses...........................       32,742        27,417        30,186
Opening costs.......................        2,879         3,345           188
Loss on disposition of properties,
 net................................        5,265         7,993         3,885
Provision for divestitures and
 write-down of
 long-lived assets..................          484        27,661         2,640
VCU termination expense.............            0         4,223             0
                                     ------------  ------------  ------------
  Total costs and expenses..........      541,207       510,727       475,332
                                     ------------  ------------  ------------
Operating loss......................       (4,628)      (38,074)      (11,608)
Interest expense, net...............       31,371        24,659        19,476
                                     ------------  ------------  ------------
Loss before income tax provision....      (35,999)      (62,733)      (31,084)
Income tax provision................          492           400           509
                                     ------------  ------------  ------------
Net loss............................ $    (36,491) $    (63,133) $    (31,593)
                                     ============  ============  ============
Net loss per share--basic and
 diluted............................ $      (0.20) $      (0.48) $      (0.26)
                                     ============  ============  ============
Weighted average shares
 outstanding--basic and diluted.....  180,380,513   131,309,797   121,515,391
                                     ============  ============  ============



          See accompanying notes to consolidated financial statements

                                 PRANDIUM, INC.

            CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIT

           FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 26, 1999

                               Common Stock    Additional
                            ------------------  Paid-in   Accumulated
                              Shares    Amount  Capital     Deficit    Total
                            ----------- ------ ---------- ----------- --------
                                        ($ in thousands)
Balance at December 29,
 1996.....................  121,515,391 $1,215  $154,729   $(150,545) $  5,399
Net loss..................            0      0         0     (31,593)  (31,593)
                            ----------- ------  --------   ---------  --------
Balance at December 28,
 1997.....................  121,515,391  1,215   154,729    (182,138)  (26,194)
Net loss..................            0      0         0     (63,133)  (63,133)
Issuance of common stock
 to acquire KKR...........   56,589,903    566    67,437           0    68,003
VCU termination expense...            0      0       187           0       187
                            ----------- ------  --------   ---------  --------
Balance at December 27,
 1998.....................  178,105,294  1,781   222,353    (245,271)  (21,137)
Net loss..................            0      0         0     (36,491)  (36,491)
Issuance of common stock..    2,275,219     23         0           0        23
                            ----------- ------  --------   ---------  --------
Balance at December 26,
 1999.....................  180,380,513 $1,804  $222,353   $(281,762) $(57,605)
                            =========== ======  ========   =========  ========



          See accompanying notes to consolidated financial statements.

                                 PRANDIUM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the Years Ended
                                         --------------------------------------
                                         December 26, December 27, December 28,
                                             1999         1998         1997
                                         ------------ ------------ ------------
                                                    ($ in thousands)
                     Decrease in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers..........  $ 537,619    $ 471,716    $ 464,780
  Cash received from franchisees and
   licensees............................      1,726        2,018        2,074
  Cash paid to suppliers and employees..   (520,792)    (454,024)    (465,069)
  Cash paid for VCU termination
   expense..............................          0       (4,036)           0
  Interest received.....................        365        1,931        2,119
  Interest paid.........................    (16,645)     (16,653)     (16,747)
  Opening costs.........................     (2,879)      (3,001)           0
  Income taxes paid.....................       (596)        (446)        (262)
                                          ---------    ---------    ---------
    Net cash used in operating
     activities.........................     (1,202)      (2,495)     (13,105)
                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property and
   equipment............................      2,510        4,862        1,492
  Proceeds from payments on notes
   receivable...........................      2,238            0            0
  Proceeds from sale of notes
   receivable, net......................      3,246            0        3,514
  Cash required for Merger and Hamlet
   Acquisition..........................     (2,356)     (17,016)           0
  Capital expenditures..................    (30,335)     (27,691)     (13,588)
  Mandatory lease buyback, net..........          0            0       (2,690)
  Lease termination payments............     (3,557)      (1,349)      (2,891)
  Capitalized opening costs.............          0            0         (532)
  Other divestment expenditures.........     (2,307)           0            0
  Other.................................     (1,520)        (566)      (1,936)
                                          ---------    ---------    ---------
    Net cash used in investing
     activities.........................    (32,081)     (41,760)     (16,631)
                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of notes...          0       33,304       33,947
  Proceeds from working capital
   borrowings, net......................     21,850            0            0
  Payment of debt issuance costs........       (347)      (1,141)      (2,418)
  Reductions of long-term debt,
   including capitalized lease
   obligations..........................     (2,327)      (2,719)      (3,095)
                                          ---------    ---------    ---------
    Net cash provided by financing
     activities.........................     19,176       29,444       28,434
                                          ---------    ---------    ---------
Net decrease in cash and cash
 equivalents............................    (14,107)     (14,811)      (1,302)
Cash and cash equivalents at beginning
 of period..............................     17,707       32,518       33,820
                                          ---------    ---------    ---------
Cash and cash equivalents at end of
 period.................................  $   3,600    $  17,707    $  32,518
                                          =========    =========    =========

                                PRANDIUM, INC.

                                                  For the Years Ended
                                         --------------------------------------
                                         December 26, December 27, December 28,
                                             1999         1998         1997
                                         ------------ ------------ ------------
                                                    ($ in thousands)
      Reconciliation of Net Loss to Net Cash Used in Operating Activities

Net loss...............................    $(36,491)    $(63,133)    $(31,593)
                                           --------     --------     --------
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization........      28,031       22,916       22,395
  Amortization of debt issuance costs..       1,550        1,250        1,084
  Expense of unamortized opening
   costs...............................           0          344            0
  Loss on disposition of properties....       5,265        7,993        3,885
  Provision for divestitures and write-
   down of long-lived assets...........         484       27,661        2,640
  VCU termination expense related to
   stock options.......................           0          187            0
  Accretion of interest on notes.......       6,954        8,757        2,845
  (Increase) decrease in receivables...       1,285         (819)         304
  (Increase) decrease in inventories...          17           93          (32)
  (Increase) decrease in other current
   assets..............................          70           30         (342)
  Increase (decrease) in accounts
   payable.............................      (5,086)       4,767       (5,041)
  Decrease in self-insurance reserves..      (3,457)      (7,475)      (2,457)
  Increase (decrease) in other accrued
   liabilities.........................         280       (5,020)      (7,040)
  Increase (decrease) in income taxes
   payable.............................        (104)         (46)         247
                                           --------     --------     --------
    Total adjustments..................      35,289       60,638       18,488
                                           --------     --------     --------
Net cash used in operating activities..    $ (1,202)    $ (2,495)    $(13,105)
                                           ========     ========     ========

Supplemental schedule of noncash investing and financing activities:

Capital expenditures and cash flows from financing activities exclude capitalized leases of $5,123 in 1999 and $977 in 1998.

See Note 2 for discussion of the Merger.

Disclosure of accounting policy:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          See accompanying notes to consolidated financial statements

                                PRANDIUM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 26, 1999

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Prandium, Inc., formerly known as Koo Koo Roo Enterprises, Inc. and as Family Restaurants, Inc. (together with its subsidiaries, the "Company"), was incorporated in Delaware in 1986. The Company is primarily engaged in the operation of restaurants in the full-service and fast-casual segments, through its subsidiaries. Information relating to periods ending prior to October 30, 1998 included herein relates to the historical operations of Family Restaurants, Inc. and, except as otherwise indicated, does not reflect the operations of Koo Koo Roo, Inc., a Delaware corporation, or The Hamlet Group, Inc., a California corporation (collectively "KKR"), which the Company acquired on October 30, 1998. At December 26, 1999, the Company operated 308 restaurants in 27 states, approximately 68% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 24 restaurants outside the United States.

 Fiscal year

   The Company reports results of operations based on 52 or 53 week periods ending on the last Sunday in December. The fiscal years ended December 26, 1999, December 27, 1998 and December 28, 1997 included 52 weeks.

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

                                PRANDIUM, INC.

 Advertising

   Production costs of commercials and programming are charged to operations when aired. Costs of other advertising, promotion and marketing programs are charged to operations in the year incurred.

 Franchise and license fees

   Initial franchise and license fees are recognized when all material services have been performed and conditions have been satisfied. No initial fees were recognized in 1999. Initial fees for 1998 and 1997 totaled $350,000 and $100,000, respectively. Monthly fees for all franchise and license arrangements are accrued as earned based on the respective monthly sales. Such fees totaled $1,542,000 for 1999, $1,331,000 for 1998 and $2,115,000 for 1997
and offset general and administrative expenses.

 Reorganization value

   Reorganization value in excess of amounts allocable to identifiable assets is amortized using the straight-line method over 30 years. Accumulated amortization of reorganization value amounted to $8,298,000 at December 26, 1999 and $6,896,000 at December 27, 1998.

 Costs in excess of net assets of business acquired

   Costs in excess of net assets of business acquired is amortized using the straight-line method over 40 years. Accumulated amortization amounted to $2,002,000 at December 26, 1999 and $244,000 at December 27, 1998.

 Impairment of long-lived assets

   Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of," which generally requires the assessment of certain long-lived assets for possible impairment when events or circumstances indicate the carrying value of these assets may not be recoverable.

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

   As a result of a continued review of operating results, the Company identified one unprofitable Chi-Chi's and one unprofitable El Torito restaurant which may either take too long to recover profitability or may not recover at all, despite current marketing and cost control programs. In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded a write-down of long-lived assets of $628,000 during the fourth quarter of 1999 to reduce the assets' carrying value to their estimated fair market value.

   During 1998, the Company identified nine unprofitable Chi-Chi's and three unprofitable El Torito restaurants with impaired values. In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded a write-down of long-lived assets of $4.8 million during the fourth quarter of 1998 to reduce the assets' carrying value to their estimated fair market value.

                                PRANDIUM, INC.

   Also, during 1997, the Company identified 18 unprofitable Chi-Chi's restaurants with impaired values. In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded a write-down of long-lived assets of $2.6 million during the second quarter of 1997 to reduce the assets' carrying value to their estimated fair market value.

 Opening costs

   Opening costs are incurred in connection with the opening or remodeling of a restaurant and are principally related to stocking the restaurant and training its staff. Through the year ended December 28, 1997, the Company's policy had been to capitalize such opening costs and amortize them over one year. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which specifies that all costs of start-up activities, including restaurant opening costs, should be expensed as incurred. Although SOP 98-5 was effective for fiscal years beginning after December 15, 1998, early adoption was allowed, and the Company adopted the provisions of SOP 98-5 in the quarter ended March 29, 1998.

   Accordingly, $344,000 of unamortized opening costs at December 28, 1997 (classified as other current assets) was expensed in the condensed consolidated statement of operations for the quarter ended March 29, 1998. Opening costs incurred during 1999 and 1998 were $2,879,000 and $3,001,000, respectively. Amortization of opening costs of $188,000 in 1997 has been reclassified in the accompanying consolidated statements of operations.

 Net loss per common share

   Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The impact of common stock equivalents has not been included since the impact would be antidilutive for all periods presented.

 Share and per share restatement

   On October 30, 1998, the Company declared a stock dividend pursuant to which approximately 121.96 shares of Company Common Stock were distributed for each share of Company Common Stock outstanding immediately prior to the Merger. All data with respect to loss per share and share information in the consolidated financial statements has been retroactively adjusted to reflect the stock dividend.

 Stock-based employee compensation

   As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company measures stock-based employee compensation cost for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations and includes pro forma information in Note 15. Accordingly, compensation cost for the stock option grants to employees is measured as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock.

 Segment disclosures

   In 1998, the Company adopted SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments. The Company's reportable segments are based on restaurant operating divisions.

                                PRANDIUM, INC.

 Income taxes

   The Company recognizes income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that they will not be realized.

 Reclassifications

   Certain amounts as previously reported have been reclassified to conform to the 1999 presentation.

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

   As a result of the Merger, each outstanding share of common stock, $.01 par value, of KKR was converted into the right to receive one share of common stock, par value $.01 per share, of the Company (the "Company Common Stock"). Accordingly, the aggregate number of shares of Company Common Stock issued in the Merger was approximately 56.6 million. Immediately prior to the Merger, a stock dividend was declared pursuant to which approximately 121.96 shares of Company Common Stock were distributed for each share of Company Common Stock outstanding immediately prior to the Merger. Prior to the Merger, the Company provided a $3 million loan to a subsidiary of KKR which was repaid after completion of the Merger. Additionally, in connection with the Merger, FRI-MRD Corporation, a wholly owned subsidiary of the Company ("FRI-MRD"), issued $24 million aggregate face amount of new senior secured discount notes (the "MRD Merger Notes") pursuant to the Senior Secured Discount Note Agreement dated June 9, 1998 for which it received net proceeds of $21.7 million and the Company expanded the Foothill Credit Facility by an additional $20 million. The proceeds from the sale of the MRD Merger Notes were used to acquire all of the outstanding capital stock of The Hamlet Group, Inc. ("Hamlet") from KKR immediately prior to the consummation of the Merger (the "Hamlet Acquisition"). The Merger and the Hamlet Acquisition were accounted for as a purchase. Accordingly, the results of operations and financial position of KKR (including Hamlet) are combined with the results of operations and financial position of the Company subsequent to the purchase.

   The assets acquired, including the costs in excess of net assets of business acquired, and liabilities assumed in the Merger and the Hamlet Acquisition are as follows ($ in thousands):

     Tangible assets acquired at fair value........................... $ 33,866
     Costs in excess of net assets of business acquired...............   68,295
     Liabilities assumed at fair value................................  (17,142)
                                                                       --------
     Total purchase price............................................. $ 85,019
                                                                       ========

   An appraisal of the acquired real estate, restaurant equipment, furniture, fixtures and leasehold interests was concluded in 1999, and the final allocation of purchase price to the fair value of tangible assets acquired and liabilities assumed has been completed, resulting in a $10.8 million reduction in such assets.

                                 PRANDIUM, INC.

   The following table summarizes unaudited pro forma combined financial information for the Company, assuming the Merger and the Hamlet Acquisition occurred as of the beginning of fiscal 1998. The unaudited pro forma combined financial information is not indicative of the results of operations of the combined companies that would have occurred had the Merger and the Hamlet Acquisition occurred at the beginning of the periods presented, nor is it indicative of future operating results. The unaudited pro forma adjustments are based upon currently available information and certain assumptions that management believes are reasonable under the circumstances.

                                                            Fiscal Year Ended
                                                            December 27, 1998
                                                         -----------------------
                                                               (Pro Forma)
                                                         ($ in thousands, except
                                                             per share data)
   Consolidated Statements of Operations Information--
     Sales.............................................         $546,683
     Net loss..........................................         $(87,509)
     Pro forma basic and diluted loss per common
      share............................................         $  (0.49)
     Pro forma weighted average number of common shares
      outstanding (in thousands).......................          178,105

NOTE 3--RECEIVABLES:

   A summary of receivables follows:

                                                                    1999   1998
                                                                   ------ ------
                                                                       ($ in
                                                                    thousands)
   Trade, principally credit cards................................ $1,259 $3,113
   License and franchise fees and related receivables.............    154    254
   FRD Notes......................................................      0  3,250
   Interest on FRD Notes..........................................      0    186
   Notes receivable...............................................     47    153
   Other..........................................................    948  2,150
                                                                   ------ ------
                                                                   $2,408 $9,106
                                                                   ====== ======

NOTE 4--STRATEGIC DIVESTMENT PROGRAMS:

   In the fourth quarter of 1999, three non-strategic Koo Koo Roo restaurants were designated for divestment (the "KKR Strategic Divestment Program"). In conjunction with the KKR Strategic Divestment Program, the Company recorded a provision for divestitures of $904,000. This provision consisted of costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. During 1999, these restaurants had sales of $1,852,000 and restaurant level operating losses of $457,000. The restaurants are still in operation and accordingly, none of the divestiture reserves have been utilized as of December 26, 1999. The KKR Strategic Divestment Program is scheduled to be completed within the next 12 months, and the operating

                                PRANDIUM, INC.

results will be included in the Company's consolidated statement of operations until the divestments are completed.

   In the fourth quarter of 1998, 48 non-strategic Chi-Chi's restaurants were designated for divestment (the "CC Strategic Divestment Program"). In conjunction with the CC Strategic Divestment Program, the Company recorded a provision for divestitures of $22,884,000, including divestment reserves of $12,256,000. For the fiscal years ended December 26, 1999 and December 27, 1998, the Company paid (i) $287,000 and zero, respectively, for severance costs associated with certain restaurants and regional managers in connection with the restaurants divested and (ii) $1,913,000 and $1,645,000, respectively, for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. The Company does not believe it will be able to satisfactorily negotiate lease terminations or subleases for 20 operating restaurants of the 48 Chi-Chi's restaurants designated for divestment. As a result, these 20 restaurants have been removed from the Strategic Divestment Program, and $1,048,000 previously recorded in conjunction with the provision for divestitures has been reversed during the fourth quarter of 1999. Such amount is included as a reduction of provision for divestitures and write-down of long-lived assets. After this reversal, eight restaurants with sales of $6,650,000 and restaurant level operating losses of $860,000 during 1999, remain in the divestment program. The CC Strategic Divestment Program is scheduled to be completed over the next 12 months, and the operating results will be included in the Company's consolidated statement of operations until the divestments are completed.

NOTE 5--PROPERTY AND EQUIPMENT:

   A summary of property and equipment follows:

                                                               1999      1998
                                                             --------  --------
                                                             ($ in thousands)
     Land................................................... $ 15,943  $ 23,700
     Buildings and improvements.............................  110,397   156,220
     Furniture, fixtures and equipment......................   60,009    92,887
     Projects under construction............................    8,152    13,592
                                                             --------  --------
                                                              194,501   286,399
     Accumulated depreciation and amortization..............  (57,041)  (85,085)
                                                             --------  --------
                                                             $137,460  $201,314
                                                             ========  ========

   Property under capitalized leases in the amount of $2,829,000 at December 26, 1999 and $12,104,000 at December 27, 1998 is included in buildings and improvements. Accumulated amortization of property under capitalized leases amounted to $2,755,000 at December 26, 1999 and $6,287,000 at December 27, 1998. These capitalized leases primarily relate to the buildings on certain restaurant properties; the land portions of these leases are accounted for as operating leases.

   In addition, property under capitalized leases in the amount of $1,802,000 at December 26, 1999 and $977,000 at December 27, 1998 is included in furniture, fixtures and equipment. Accumulated amortization of this property under capitalized leases amounted to $35,000 at December 26, 1999 and $184,000 at December 27, 1998.

   Depreciation and amortization relating to property and equipment was $24,871,000 for 1999, $21,271,000 for 1998 and $20,994,000 for 1997, of which
$2,176,000, $2,169,000 and $2,236,000, respectively, was related to amortization of property under capitalized leases.

                                PRANDIUM, INC.

   A majority of the capitalized and operating leases have original terms of 25 years, and substantially all of these leases expire in the year 2010 or later. Most leases have renewal options. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in most cases, contingent rent, calculated as a percentage of sales, in excess of minimum rent. The total amount of contingent rent under capitalized leases for the years ended December 26, 1999, December 27, 1998 and December 28, 1997 was $890,000, $938,000 and $934,000, respectively. Total rental expense for all operating leases comprised the following:

                                                       1999     1998     1997
                                                      -------  -------  -------
                                                         ($ in thousands)
Minimum rent......................................... $44,220  $35,476  $35,521
Contingent rent......................................   1,798    1,417    1,235
Less: Sublease rent..................................  (6,163)  (5,903)  (6,434)
                                                      -------  -------  -------
                                                      $39,855  $30,990  $30,322
                                                      =======  =======  =======

   At December 26, 1999, the present value of capitalized lease payments and the future minimum lease payments on noncancellable operating leases were:

                                                           Capitalized Operating
     Due in                                                  Leases     Leases
     ------                                                ----------- ---------
                                                             ($ in thousands)
     2000.................................................   $   931   $ 29,927
     2001.................................................       600     29,167
     2002.................................................       408     27,016
     2003.................................................       197     24,561
     2004.................................................       107     20,820
     Later years..........................................        57     61,820
                                                             -------   --------
     Total minimum lease payments.........................     2,300   $193,311
                                                                       ========
     Interest.............................................      (343)
                                                             -------
     Present value of minimum lease payments..............   $ 1,957
                                                             =======

   The future lease payments summarized above include commitments for leased properties included in the Company's divestiture programs and exclude commitments for leased properties included in the El Torito Division which is reported as property held for sale (see note 17).

NOTE 6--OTHER ASSETS:

   A summary of other assets follows:

                                                                 1999    1998
                                                                ------- -------
                                                                     ($ in
                                                                  thousands)
     Liquor licenses........................................... $ 5,235 $ 6,014
     Debt issuance costs.......................................   3,653   4,857
     Notes receivable..........................................   5,440   7,655
     Deferred compensation plan................................     222       0
     Other.....................................................     717     972
                                                                ------- -------
                                                                $15,267 $19,498
                                                                ======= =======

   Debt issuance costs are amortized over the terms of the respective loan agreements.

                                PRANDIUM, INC.

NOTE 7--LONG-TERM DEBT, INCLUDING CAPITALIZED LEASE OBLIGATIONS:

   Long-term debt, including capitalized lease obligations, is comprised of the following:

                                                                1999     1998
                                                              -------- --------
                                                              ($ in thousands)
     9 3/4% Senior Notes..................................... $103,456 $103,456
     10 7/8% Senior Subordinated Discount Notes..............   30,900   30,900
     15% Senior Discount Notes...............................   75,000   69,111
     14% Senior Secured Discount Notes.......................   24,000   22,179
     Capitalized lease obligations...........................    1,957    8,310
     Other...................................................    1,766    3,145
                                                              -------- --------
                                                               237,079  237,101
     Deferred gain on debt exchange..........................    1,792    2,548
                                                              -------- --------
                                                               238,871  239,649
     Amounts due within one year.............................    1,000    2,498
                                                              -------- --------
                                                              $237,871 $237,151
                                                              ======== ========

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

   The Senior Notes require semiannual interest payments on February 1 and August 1 of each year and will mature on February 1, 2002. The Senior Notes are redeemable at the option of the Company after February 1, 1999. Such notes may now be redeemed at 101.393%, declining to 100% at February 1, 2001. Cash interest payments on the Discount Notes began on August 1, 1997 and will continue to be paid on February 1 and August 1 of each year, and such notes will mature on February 1, 2004. The Discount Notes are redeemable at the option of the Company after February 1, 1999. Such notes may now be redeemed at 102.719%, declining to 100% at February 1, 2002.

   On August 12, 1997, FRI-MRD issued senior discount notes (the "Senior Discount Notes") in the face amount of $61 million at a price of approximately 75% of par. The Senior Discount Notes are due on January 24, 2002. No cash interest was payable on the Senior Discount Notes until July 31, 1999, at which time interest became payable in cash semi-annually at the rate of 15% per annum, with the first cash interest payment made on January 31, 2000. The Senior Discount Notes were issued to certain existing holders of the Company's Senior Notes in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash. The gain of $3,548,000 realized on the exchange of Senior Notes has been deferred and classified as an element of long-term debt in accordance with the guidelines of Emerging Issues Task Force Issue No. 96-19 because the present value of the cash flows of the Senior Discount Notes was not at least 10% different from the present value of the cash flows of the Senior Notes exchanged. The deferred gain is being amortized as a reduction of interest expense over the life of the Senior Discount Notes. On January 14 and 15, 1998, FRI-MRD issued an additional $14 million aggregate face amount of the Senior Discount Notes to the same purchasers at a price of 83% of par. FRI-MRD received approximately $11.6 million in cash as a result of this subsequent sale. Proceeds from the sales of the Senior Discount Notes were used to fund the Company's capital expenditure programs and for general corporate purposes.

                                PRANDIUM, INC.

   On June 9, 1998, FRI-MRD entered into a Note Agreement pursuant to which FRI-MRD issued $24 million aggregate face amount of MRD Merger Notes on October 30, 1998 at a price of approximately 90% of par resulting in net proceeds of $21.7 million. The MRD Merger Notes are due on January 24, 2002. No cash interest was payable on the MRD Merger Notes until July 31, 1999, at which time interest became payable in cash semi-annually at the rate of 14% per annum with the first cash interest payment made on January 31, 2000. The MRD Merger Notes are redeemable by FRI-MRD, in whole or in part, on or before January 23, 2001, at a price of 105% of the accreted value thereof, or after January 23, 2001, at a price of 102.5% of the accreted value thereof. Proceeds from the sale of the MRD Merger Notes were used exclusively to purchase all of the outstanding shares of Hamlet, and the MRD Merger Notes are secured by all of such outstanding shares of Hamlet.

   On January 10, 1997, the Company entered into a five-year, $35 million credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"), which replaced the Old Credit Facility, to provide for the ongoing working capital needs of the Company. In connection with the Merger, the Company increased the Foothill Credit Facility to $55 million. The Foothill Credit Facility now provides for up to $35 million in revolving cash borrowings and up to $55 million in letters of credit (less the outstanding amount of revolving cash borrowings). The Foothill Credit Facility is secured by substantially all of the real and personal property of the Company and contains restrictive covenants. The Company is in compliance with all financial ratios at December 26, 1999. Standby letters of credit are issued under the Foothill Credit Facility primarily to provide security for future amounts payable by the Company under its workers' compensation insurance program ($16,057,000 of such letters of credit were outstanding as of December 26, 1999). $21,850,000 in working capital borrowings were outstanding as of December 26, 1999 with an interest rate of 10.375%. These working capital borrowings are classified as a current liability in the accompanying Consolidated Balance Sheet due to the potential impact of the El Torito Sale discussed in note 17.

   The Company's viability has been and will continue to be dependent upon its ability to generate sufficient operating cash flow or cash flow from other sources to meet its obligations on a timely basis, and to comply with the terms of its financing agreements. There can be no assurance that the Company will be able to repay or refinance its Senior Notes and its 10 7/8% Senior Subordinated Discount Notes due 2004, or that FRI-MRD will be able to repay or refinance the Senior Discount Notes or the MRD Merger Notes, at their respective maturities.

   Maturities of long-term debt, including capitalized lease obligations, during the four years subsequent to December 31, 2000 are as follows:
$1,693,000 in 2001, $203,331,000 in 2002, $480,000 in 2003 and $31,094,000 in
2004.

NOTE 8--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

   The recorded amounts of the Company's cash and cash equivalents, receivables, accounts payable, self-insurance reserves, other accrued liabilities and certain financial instruments included in other assets at December 26, 1999 and December 27, 1998 approximate fair value. The fair value of the Company's long-term debt, excluding capitalized lease obligations, is estimated as follows:

                                                    1999             1998
                                              ---------------- ----------------
                                              Recorded  Fair   Recorded  Fair
                                               Amount   Value   Amount   Value
                                              -------- ------- -------- -------
                                                      ($ in thousands)
     Senior Notes............................ $103,456 $46,555 $103,456 $65,177
     Discount Notes..........................   30,900  13,905   30,900  18,540
     Senior Discount Notes...................   75,000  75,000   69,111  67,781
     Senior Secured Discount Notes...........   24,000  24,000   22,179  22,179
     Working capital borrowings..............   21,850  21,850        0       0
     Other...................................    2,266   2,024    3,145   2,903

                                PRANDIUM, INC.

   The fair values of the Senior Notes and Discount Notes are based on an average market price of these instruments as of the end of fiscal 1999 and 1998. The fair values of the Senior Discount Notes and Senior Secured Discount Notes as of the end of fiscal 1999 and 1998 are based on an assessment of the value of the notes by an investment banking firm which takes into account the accreted values of the Senior Discount Notes and Senior Secured Discount Notes on such date, historical sale price information and other relevant pricing information. The fair value of working capital borrowings equals the recorded amount as a result of the variable interest rate of such debt. The fair value of the other debt is estimated using discount rates which the Company believes would be available to it for debt with similar terms and average maturities.

   The Company has no instruments or transactions subject to the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."

NOTE 9--OTHER ACCRUED LIABILITIES:

   A summary of other accrued liabilities follows:

                                                                 1999    1998
                                                                ------- -------
                                                                     ($ in
                                                                  thousands)
     Wages, salaries and bonuses............................... $11,943 $17,618
     Carrying costs of closed properties.......................   7,405  12,282
     Reserve for divestitures..................................   8,267  10,611
     Interest..................................................  12,090   5,689
     Property taxes............................................   2,138   2,744
     Sales tax.................................................   1,839   3,443
     Utilities.................................................   1,507   3,340
     Gift certificates.........................................   1,616   2,644
     Deferred license fees.....................................   1,050   1,842
     Other.....................................................   9,856  13,781
                                                                ------- -------
                                                                $57,711 $73,994
                                                                ======= =======

   Carrying costs of closed properties represent the estimated future costs associated with the Company's closed and subleased restaurants which consists primarily of the net present value of lease subsidies which are mainly comprised of the excess of future lease payments over estimated sublease revenues.

NOTE 10--INCOME TAXES:

   The Company incurred losses for tax purposes in 1999, 1998 and 1997. Accordingly, the income tax provisions for each year primarily reflect certain state and local taxes. On a tax return basis, the Federal regular operating loss carryforwards amounted to approximately $291.6 million ($294.8 million of alternative minimum tax operating loss carryforwards) and expire in 2003 through 2020. The Company had approximately $711,000 of tax credit carryforwards which expire in 2003 and 2004.

   At December 26, 1999, the Company and its subsidiaries had tax credit carryforwards of approximately $2.1 million not utilized by W. R. Grace & Co.- Conn. ("Grace"). In accordance with the 1986 acquisition from Grace, the Company must reimburse Grace for 75% of the benefit of these tax credits if they are utilized in future Company tax returns. Further, El Torito Restaurants, Inc. (a wholly owned subsidiary of the Company) has approximately $12 million of tax depreciation deductions not claimed in Grace tax returns as a result of a tax sharing agreement. The Company will also reimburse Grace for 75% of any tax savings generated by these deductions.

                                PRANDIUM, INC.

   As a result of the acquisition of Chi-Chi's, the Company has net operating loss and credit carryforwards not used by Chi-Chi's of $52.5 million and $6.8 million, respectively. The net operating losses expire beginning in 2004 through 2009 and the credit carryovers expire in various years from 2004 through 2009. The acquisition of Chi-Chi's, as well as the 1992 acquisition of a previous franchisee by Chi-Chi's, triggered ownership changes for Federal income tax purposes which result in separate annual limitations on the availability of these losses and credits.

   Further, as a result of the Merger and the Hamlet Acquisition, the Company has net operating losses not used by KKR of $54.4 million. The net operating losses expire beginning in 2005 through 2018. The Merger triggered an ownership change for KKR in 1998 for Federal income tax purposes, which, along with an ownership change for KKR in 1995, results in separate annual limitations on the availability of these losses.

   The Company does not believe that it underwent an ownership change causing a limitation on the use of tax attributes as a result of the Merger and the Hamlet Acquisition. Nevertheless, no assurance can be given that there were not or will not be other transactions that could cause the Company to undergo such an ownership change.

   A reconciliation of income tax expense to the amount of income tax benefit that would result from applying the Federal statutory rate (35% for 1999, 1998 and 1997) to loss before income taxes is as follows:

                                                       Fiscal Year Ended
                                                   ----------------------------
                                                   Dec. 26,  Dec. 27,  Dec. 28,
                                                     1999      1998      1997
                                                   --------  --------  --------
                                                        ($ in thousands)
     Benefit for income taxes at statutory rate..  $(12,600) $(21,956) $(10,879)
     State taxes, net of Federal income tax
      benefit benefit............................       311       242       219
     Nondeductible goodwill......................     1,071       556       490
     Change in deferred tax asset attributable to
      continuing operations subject to a full
      valuation reserve and other................    11,710    21,558    10,679
                                                   --------  --------  --------
                                                   $    492  $    400  $    509
                                                   ========  ========  ========

   At December 26, 1999 and December 27, 1998, the Company's deferred tax asset was $184,738,000 and $165,686,000, respectively, and deferred tax liability was $5,438,000 and $5,667,000, respectively. The major components of the Company's net deferred taxes of $179,300,000 at December 26, 1999 and $160,019,000 at December 27, 1998 are as follows:

                                                            1999       1998
                                                          ---------  ---------
                                                           ($ in thousands)
     Depreciation........................................ $  (5,438) $  (5,667)
     Net operating loss and credit carryforwards.........   155,368    132,257
     Capitalized leases..................................       882        852
     Carrying costs and other reserves...................     7,798      8,717
     Self-insurance reserves.............................     8,795      9,642
     Straight-line rent..................................     1,530      1,423
     Reorganization costs................................     5,720      6,479
     Other...............................................     4,645      6,316
                                                          ---------  ---------
                                                            179,300    160,019
     Valuation allowance.................................  (179,300)  (160,019)
                                                          ---------  ---------
                                                          $       0  $       0
                                                          =========  =========

                                PRANDIUM, INC.

   The increase in the valuation allowance for 1999 resulted from the normal occurrence of temporary differences, including the current year tax loss plus the effect of acquired deferred assets subject to full valuation allowance.

NOTE 11--OTHER LONG-TERM LIABILITIES:

   A summary of other long-term liabilities follows:

                                                                    1999   1998
                                                                   ------ ------
                                                                       ($ in
                                                                    thousands)
     Straight-line rents.......................................... $3,047 $3,612
     Deferred compensation........................................    732    839
                                                                   ------ ------
                                                                   $3,779 $4,451
                                                                   ====== ======

NOTE 12--BENEFIT PLANS:

   The Company maintains certain incentive compensation and related plans for executives and key operating personnel, including restaurant and field management. Expenses for these plans were $4,827,000, $4,261,000 and $4,062,000 for 1999, 1998 and 1997, respectively.

   The Company provides a savings plan pursuant to Section 401(k) of the Internal Revenue Code, which allows administrative and clerical employees who have satisfied the service requirements to contribute from 2% to 12% of their pay on a pre-tax basis. The Company contributes an amount equal to 20% of the first 4% of compensation that is contributed by the participant. The Company's contributions under this plan were $186,000, $151,000 and $156,000 in 1999, 1998 and 1997, respectively.

   The Company also maintains an unfunded, non-qualified deferred compensation plan, which was created in 1994 for key executives and other members of management who were then excluded from participation in the qualified savings plan. The plan was amended in 1999 to include a split-dollar investment vehicle. This plan allows participants to defer up to 50% of their salary on a pre-tax basis. The Company contributes an amount equal to 20% of the first 4% contributed by the employee. The Company's contributions under the non-qualified deferred compensation plan were $87,000, $70,000 and $37,000 in 1999, 1998 and 1997, respectively. In each plan, a participant's right to Company contributions vests at a rate of 25% per year of service.

NOTE 13--RELATED PARTY TRANSACTIONS:

   Foodmaker, Inc. ("Foodmaker") provided distribution services through May 1997 to a portion of the Company's restaurants, principally those operated under the Chi-Chi's name. No distribution services were provided during 1998 and 1999. Distribution sales to those restaurants for the year ended December 28, 1997 aggregated $21,844,000.

   Apollo FRI Partners, L.P. ("Apollo") and Green Equity Investors, L.P. ("GEI") charged a combined monthly fee of $100,000 for providing certain management services to the Company until October 30, 1998. In November 1995, the management services arrangement with GEI was terminated. In the fourth quarter of 1998, it was determined that the Company would not be required to pay $2.5 million of such fees accrued for the benefit of Apollo at December 28, 1997 and any fees charged in 1998. Accordingly, the reversal of such fees is included as a reduction in 1998 general and administrative expenses. The Company had total management services fees payable to Apollo and GEI of $750,000 at December 26, 1999 and December 27, 1998.

                                PRANDIUM, INC.

NOTE 14--STOCK OPTIONS:

   At December 26, 1999, the Company had three stock option plans. Options to purchase common stock are generally granted at the fair market value of the Company's stock on date of grant.

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

   Certain officers, employees and directors of the Company were granted stock options to purchase 1,202,000 shares during 1999 and 12,703,000 shares during 1998 under the Prandium, Inc. 1998 Stock Incentive Plan, which was approved November 9, 1998 by the Company's board of directors. The stock options granted to officers and employees vest ratably over a four year period and have a ten year term. The stock options granted to directors were immediately vested and have a ten year term. Under the Company's 1998 Stock Incentive Plan, approximately 1,865,000 shares of common stock are available for stock option grants.

   The Family Restaurants, Inc. Value Creation Units Plan was terminated in connection with the Merger. An expense in the fiscal year ended December 27, 1998 of $4,223,000 was incurred in connection with the termination. Such expense consisted of a $4,036,000 cash payment and $187,000 for the intrinsic value of stock options granted on December 9, 1998 under the Company's 1998 Stock Incentive Plan to purchase approximately 6,236,000 shares. Such options have a per share strike price of $.50, were not exercisable for a period of 90 days after issuance and have a five year term.

   A summary of the status of the Company's plans as of December 26, 1999, December 27, 1998 and December 28, 1997 and changes during the years then ended is presented below:

                                Dec. 26, 1999              Dec. 27, 1998             Dec. 28, 1997
                          -------------------------- -------------------------- ------------------------
                                        Weighted-                  Weighted-                Weighted-
                          Number of      Average     Number of      Average     Number of    Average
                           Options    Exercice Price  Options    Exercise Price  Options  Exercise Price
                          ----------  -------------- ----------  -------------- --------- --------------
Outstanding at beginning
 of year................  26,299,689      $1.21         934,652      $ .89       934,652       $.89
Granted.................   1,202,000        .54      18,939,232        .75             0          0
Impact of Merger-KKR
 plans..................           0          0       6,432,305       2.67             0          0
Cancelled...............  (1,700,922)      1.20          (6,500)      1.56             0          0
                          ----------                 ----------                  -------
Outstanding at end of
 year...................  25,800,767      $1.18      26,299,689      $1.21       934,652       $.89
                          ==========      =====      ==========      =====       =======       ====
Options exercisable at
 end of year............  16,373,231                  7,858,517                  700,989
                          ==========                 ==========                  =======

   Options granted during 1999 were approximately 1% of the weighted average common shares outstanding representing 128 employees. There were no options exercised during the periods presented.

                                      Options Outstanding                  Options Exercisable
                                       December 26, 1999                    December 26, 1999
                          -------------------------------------------- ---------------------------
                                     Weighted-Average
                          Number of     Remaining     Weighted-Average Number of  Weighted-Average
Range of Exercise Prices   Options     Life (Years)    Exercise Price   Options    Exercise Price
------------------------  ---------- ---------------- ---------------- ---------- ----------------
$.18 to $.50............   6,934,859       4.50            $ .48        6,505,859      $ .49
$.51 to $1.00...........  12,849,005       8.75              .86        3,852,005        .85
$1.01 to $3.00..........   4,236,486       5.65             1.56        4,234,950       1.56
$3.01 to $8.75..........   1,780,417       4.37             5.34        1,780,417       5.34
                          ----------       ----            -----       ----------      -----
$.18 to $8.75...........  25,800,767       6.76            $1.18       16,373,231      $1.18
                          ==========       ====            =====       ==========      =====

                                PRANDIUM, INC.

   Pro forma net loss and net loss per common share were determined if the Company had accounted for its employee stock options under the fair value method of SFAS 123 and are presented in the table below ($ in thousands, except per share amounts):

                                                   Dec. 26, 1999 Dec. 27, 1998
                                                   ------------- -------------
     Net loss--pro forma..........................   $(36,554)     $(63,852)
     Net loss per common share--pro forma--basic
      and diluted.................................   $   (.20)     $   (.49)
     Weighted average fair value of options
      granted.....................................   $    .19      $    .26

   For pro forma disclosures, the options' estimated fair value was amortized over their expected life of ten years. These pro forma disclosures do not apply to 1997 nor are they necessarily indicative of anticipated future disclosures because there were no options granted in 1997, 1996 and 1995, and SFAS 123 does not apply to grants before 1995. The fair value for these options was estimated at the date of grant using an options pricing model. The model was designed to estimate the fair value of exchange traded options which, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following weighted average assumptions were used to estimate the fair value of these options:

                                                     Dec. 26, 1999 Dec. 27, 1998
                                                     ------------- -------------
     Expected dividend yield........................        0%            0%
     Expected stock price volatility................       10%           10%
     Risk free interest rate........................     6.00%         5.00%
     Expected life of options (in years)............       10            10

NOTE 15--SEGMENT INFORMATION:

   The Company operates exclusively in the food-service industry.
Substantially all revenues result from the sale of menu products at restaurants operated by the Company. The Company's reportable segments are based on restaurant operating divisions. Operating income (loss) includes the operating results before interest.

   The accounting policies of the segments are the same as those described in
Note 1. The corporate component of operating income (loss) represents corporate general and administrative expenses. Corporate assets include corporate cash, investments, receivables, asset portions of financing instrument and the two full-service and four fast-casual restaurants not included in the El Torito Sale (see note 17).

                                 PRANDIUM, INC.

                                      Dec. 26, 1999 Dec. 27, 1998 Dec. 28, 1997
                                      ------------- ------------- -------------
                                                  ($ in thousands)
   Sales
     El Torito Division.............    $220,611      $214,370      $217,949
     Chi-Chi's Division.............     227,716       243,666       245,775
     Koo Koo Roo Division...........      88,252        14,617             0
                                        --------      --------      --------
       Total Sales..................    $536,579      $472,653      $463,724
                                        ========      ========      ========
   Depreciation and Amortization
     El Torito Division.............    $ 10,529      $  9,688      $ 10,779
     Chi-Chi's Division.............      11,189        10,610         9,956
     Koo Koo Roo Division...........       5,213         1,087             0
     Corporate......................       1,100         1,531         1,660
                                        --------      --------      --------
       Total Depreciation and
        Amortization................    $ 28,031      $ 22,916      $ 22,395
                                        ========      ========      ========
   Operating Income (Loss)
     El Torito Division.............    $  5,291      $  6,605      $  3,457
     Chi-Chi's Division.............      (3,161)      (39,699)      (12,052)
     Koo Koo Roo Division...........      (2,482)         (831)            0
     Corporate......................      (4,276)       (4,149)       (3,013)
                                        --------      --------      --------
       Total Operating Loss.........    $ (4,628)     $(38,074)     $(11,608)
                                        ========      ========      ========
   Interest (Income) Expense, net
     El Torito Division.............    $  1,356      $    856      $    995
     Chi-Chi's Division.............         818           571           635
     Koo Koo Roo Division...........          72           (24)            0
     Corporate......................      29,125        23,256        17,846
                                        --------      --------      --------
       Total Interest Expense, net..    $ 31,371      $ 24,659      $ 19,476
                                        ========      ========      ========
   Capital Expenditures
     El Torito Division.............    $ 11,040      $ 10,980      $  5,684
     Chi-Chi's Division.............      15,379        13,395         6,599
     Koo Koo Roo Division...........       3,297         1,450             0
     Corporate......................         619         1,866         1,305
                                        --------      --------      --------
       Total Capital Expenditures...    $ 30,335      $ 27,691      $ 13,588
                                        ========      ========      ========
   Total Assets
     El Torito Division.............    $ 55,835      $100,056      $103,210
     Chi-Chi's Division.............     111,077       112,328       134,141
     Koo Koo Roo Division...........     100,607       108,410             0
     Corporate......................      19,114        27,392        52,417
                                        --------      --------      --------
       Total Assets.................    $286,633      $348,186      $289,768
                                        ========      ========      ========

NOTE 16--CONTINGENCIES:

   The Company is involved in various litigation matters incidental to its business. The Company does not believe that any of the claims or actions filed against it will have a material adverse effect upon the consolidated financial position or results of operations of the Company.

                                PRANDIUM, INC.

NOTE 17--SUBSEQUENT EVENT:

   On March 27, 2000, the Company entered into a definitive agreement (the "Sale Agreement") to sell substantially all of the El Torito Division to Acapulco Acquisition Corp. ("Acapulco") in a transaction with an enterprise value of approximately $130.0 million. Consummation of the sale is subject to customary terms and conditions. At December 26, 1999, the El Torito Division operated 97 full-service restaurants and four fast-casual restaurants in eight states and franchised and licensed eight restaurants outside the United States. All but two full-service restaurants and none of the four fast-casual restaurants are to be included in the sale to Acapulco. Under the terms of the Sale Agreement, the Company will receive, subject to certain post-closing adjustments based on a closing balance sheet, cash of $130.0 million less the El Torito Division's long-term debt, primarily capitalized lease obligations, which will be assumed by Acapulco at the closing ($9.6 million at December 26, 1999). The Company expects the sale to be finalized in the second quarter of fiscal 2000 and to record a pretax gain in fiscal 2000 as a result of this transaction. Cash proceeds from the sale are assumed to be used to repay certain indebtedness with remaining funds available for general corporate purposes.

   The 95 full-service El Torito Division restaurants to be sold generated sales of $214,679,000 and $209,745,000 for the years ended December 26, 1999 and December 27, 1998, respectively, and related El Torito Division operating income of $9,954,000 and $6,176,000, respectively. Such operating income includes charges for allocated corporate general and administrative expenses of $5,515,000 and $6,690,000 for the years ended December 26, 1999 and December 27, 1998, respectively.

   As a result of this transaction, the assets and liabilities of the El Torito Division to be sold have been classified as property held for sale in the accompanying consolidated balance sheet. The components of property held for sale are as follows ($ in thousands):

     Current assets................................................... $  5,045
     Property and equipment, net......................................   59,370
     Reorganization value, net........................................   33,727
     Other assets.....................................................    1,488
     Current liabilities..............................................  (27,410)
     Self-insurance reserves..........................................   (7,816)
     Other long-term liabilities......................................   (1,492)
     Long-term debt, excluding current portion........................   (7,077)
                                                                       --------
                                                                       $ 55,835
                                                                       ========

                                  SCHEDULE II

                                 PRANDIUM, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                ($ in thousands)

                                         Additions
                                    -------------------
                         Balance at Charged to Charged                Balance
                         beginning  costs and  to other               at end
      Description        of period   expenses  accounts Deductions   of period
      -----------        ---------- ---------- -------- ----------   ---------
Allowance for
 uncollectible
 receivables:

  For the year 1999.....   $3,462     $  138     $  0     $(294)(1)   $3,306

  For the year 1998.....    1,051      3,060        0      (649)(1)    3,462

  For the year 1997.....      879         78      300      (206)(1)    1,051

--------
(1) Represents write-off of uncollectible receivables against allowance and includes transfers to other accounts.