Form 10-Q
period 2000-03-26
PRANDIUM INC
filed 2000-05-10
CIK 813856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q




   X    Quarterly report pursuant to section 13 or 15(d) of the Securities
 -----
        Exchange Act of 1934

 For the quarterly period ended March 26, 2000 or

 _____  Transition report pursuant to section 13 or 15(d) of the Securities

        Exchange Act of 1934

For the transition period from ____________________ to _______________________

                        Commission file number 33-14051
                                               --------

                                Prandium, Inc.
                                --------------
            (Exact name of registrant as specified in its charter)


      Delaware                              33-0197361
      -------------------                   --------------------
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

                     Yes    X        No _______
                         -------


As of May 10, 2000, the registrant had issued and outstanding 180,380,513 shares of common stock, $.01 par value per share.

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                                 PRANDIUM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                              March 26,           December 26,
                                                                                                2000                  1999
                                                                                            --------------        --------------
                                                                                            (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                                              $     2,953           $     3,600
      Receivables                                                                                  2,284                 2,408
      Inventories                                                                                  2,525                 2,672
      Other current assets                                                                         2,029                 3,098
      Property held for sale                                                                      55,708                55,835
                                                                                            --------------        --------------
          Total current assets                                                                    65,499                67,613

 Property and equipment, net                                                                     134,101               137,460
 Costs in excess of net assets of business acquired, net                                          65,865                66,293
 Other assets                                                                                     14,959                15,267
                                                                                            --------------        --------------
                                                                                             $   280,424           $   286,633
                                                                                            ==============        ==============

 LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
      Working capital borrowings                                                             $    26,500           $    21,850
      Current portion of long-term debt, including capitalized lease obligations                   2,023                 1,000
      Accounts payable                                                                            10,359                 9,228
      Current portion of self-insurance reserves                                                   3,046                 2,601
      Other accrued liabilities                                                                   51,957                57,711
      Income taxes payable                                                                         3,609                 3,638
                                                                                            --------------        --------------
          Total current liablities                                                                97,494                96,028


 Self-insurance reserves                                                                           6,592                 6,560
 Other long-term liabilities                                                                       3,875                 3,779
 Long-term debt, including capitalized lease obligations, less current portion                   236,812               237,871

 Commitments and contingencies

 Stockholders' deficit:
      Common stock - authorized 300,000,000 shares, par value $.01 per share,
        180,380,513 shares issued and outstanding on March 26, 2000 and on
        December 26, 1999                                                                          1,804                 1,804
      Additional paid-in capital                                                                 222,353               222,353
      Accumulated deficit                                                                       (288,506)             (281,762)
                                                                                            --------------        --------------
          Total stockholders' deficit                                                            (64,349)              (57,605)
                                                                                            --------------        --------------
                                                                                             $   280,424           $   286,633
                                                                                            ==============        ==============


      See accompanying notes to condensed consolidated financial statements



                                                          PRANDIUM, INC.
                                                          --------------
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          -----------------------------------------------
                                            ($ in thousands, except per share amounts)
                                            ------------------------------------------
                                                            (Unaudited)

                                                                                     For the Quarters Ended
                                                                              ---------------------------------------
                                                                                   March 26,            March 28,
                                                                                     2000                 1999
                                                                              -------------------    ----------------

Sales                                                                         $     133,114          $   134,258
                                                                              -------------------    ----------------
Product Costs                                                                        34,080               35,721
Payroll and related costs                                                            47,184               47,940
Occupancy and other operating expenses                                               35,059               35,143
Depreciation and amortization                                                         7,100                6,677
General and administrative expenses                                                   7,783                8,638
Opening costs                                                                            71                  687
Loss (gain) on disposition of properties, net                                         (112)                  426
                                                                              -------------------    ----------------

      Total costs and expenses                                                      131,165              135,232
                                                                              -------------------    ----------------
Operating income (loss)                                                               1,949                (974)

Interest expense, net                                                                 8,566                7,283
                                                                              -------------------    ----------------

Loss before income tax provision                                                    (6,617)              (8,257)

Income tax provision                                                                    127                  147
                                                                              -------------------    ----------------

Net loss                                                                      $     (6,744)          $   (8,404)
                                                                              ===================    ================
Net loss per share - basic and diluted                                        $      (0.04)          $    (0.05)
                                                                              ===================    ================
Weighted average shares outstanding - basic and diluted                         180,380,513          180,380,513
                                                                              ===================    ================

                               See accompanying notes to condensed consolidated financial statements

                                      PRANDIUM, INC.
                                      --------------

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -----------------------------------------------
                                     ($ in thousands)
                                        (Unaudited)

                                                                                 For the Quarters Ended
                                                                             -----------------------------
                                                                              March 26,         March 28,
                                                                                2000               1999
                                                                             -----------       -----------
Decrease in Cash and Cash Equivalents

Cash flows from operating activities:
      Cash received from customers, franchisees and licensees                $   133,129       $   134,455
      Cash paid to suppliers and employees                                      (122,664)         (134,560)
      Interest paid, net                                                         (15,342)           (7,034)
      Opening costs                                                                  (71)             (687)
      Income taxes paid                                                             (156)             (326)
                                                                             -----------       -----------
        Net cash used in operating activities                                     (5,104)           (8,152)
                                                                             -----------       -----------
 Cash flows from investing activities:
      Proceeds from disposal of property and equipment                               902               604
      Proceeds from sale of notes receivable, net                                      -             3,246
      Proceeds from payments on notes receivable                                     169             1,645
      Cash required for Merger and Hamlet Acquisition                                  -            (1,556)
      Capital expenditures                                                        (1,422)           (4,687)
      Lease termination payments                                                    (186)             (331)
      Other divestment expenditures                                                 (653)             (495)
      Other                                                                         (289)             (214)
                                                                             -----------       -----------
        Net cash used in investing activities                                     (1,479)           (1,788)
                                                                             -----------       -----------
 Cash flows from financing activities:
      Proceeds from working capital borrowings, net                                4,650                 -
      Proceeds from equipment financing                                            2,298                 -
      Payment of debt issuance costs                                                   -               (60)
      Reductions of long-term debt, including capitalized lease obligations       (1,012)             (398)
                                                                             -----------       -----------
        Net cash provided by (used in) financing activities                        5,936              (458)
                                                                             -----------       -----------
 Net decrease in cash and cash quivalents                                           (647)          (10,398)
 Cash and cash equivalents at beginning of period                                  3,600            17,707
                                                                             -----------       -----------
 Cash and cash equivalents at end of period                                  $     2,953       $     7,309
                                                                             ===========       ===========
 Reconciliation of net loss to net cash used in operating activities:

 Net loss                                                                    $    (6,744)      $    (8,404)
 Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                7,100             6,677
      Amortization of debt issuance costs and deferred gain                          190               197
      Loss (gain) on disposition of properties                                      (112)              426
      Accretion of interest on discount notes                                          -             3,228
      Decrease in receivables, inventories and other current assets                1,458               588
      Decrease in accounts payable, self-insurance reserves, other
        accrued liabilities and income taxes payable                              (6,996)          (10,864)
                                                                             -----------       -----------
 Net cash used in operating activities                                       $    (5,104)      $    (8,152)
                                                                             ===========       ===========

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                -------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)


     1.   Company.  Prandium, Inc. (together with its subsidiaries, the
          -------
"Company"), was incorporated in Delaware in 1986. The Company is primarily engaged in the operation of restaurants in the full-service and fast-casual segments, through its subsidiaries. At March 26, 2000, the Company operated 307 restaurants in 27 states, approximately 69% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 21 restaurants outside the United States.

     2.   Financial Statements.  The Condensed Consolidated Financial Statements
          --------------------
in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Fiscal Year Ended December 26, 1999 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter ended March 26, 2000 are not necessarily indicative of those for the full year.

     3.  Sale of El Torito Division. On March 27, 2000, the Company entered into
         --------------------------
a definitive agreement (the "Sale Agreement") to sell substantially all of the El Torito Division to Acapulco Acquisition Corp. ("Acapulco") in a transaction with an enterprise value of approximately $130.0 million (the "El Torito Sale"). Consummation of the El Torito Sale is subject to customary terms and conditions, and there can be no assurances that this transaction will be consummated. At March 26, 2000, the El Torito Division operated 97 full-service restaurants and four fast-casual restaurants in eight states and franchised and licensed eight restaurants outside the United States. All but two full-service restaurants and none of the four fast-casual restaurants are to be sold in the El Torito Sale. Under the terms of the Sale Agreement, the Company will receive, subject to certain post-closing adjustments based on a closing balance sheet, cash of $130.0 million less the El Torito Division's long-term debt, consisting primarily of capitalized lease obligations, which will be assumed by Acapulco at the closing ($10.7 million at March 26, 2000). The Company expects the El Torito Sale to be finalized in the second quarter of fiscal 2000 and to record a pretax gain in fiscal 2000 as a result of this transaction. Cash proceeds from the El Torito Sale are planned to be used to repay certain indebtedness with remaining funds available for general corporate purposes.

     The 95 full-service El Torito Division restaurants to be sold generated sales of $53,441,000 and $52,220,000 for the quarters ended March 26, 2000 and March 28, 1999, respectively, and produced El Torito Division operating income of $2,728,000 and $1,652,000, respectively. Such operating income includes charges for allocated corporate general and administrative expenses of $1,391,000 and $1,404,000 for the quarters ended March 26, 2000 and March 28, 1999, respectively.

     As a result of this transaction, the assets and liabilities of the El Torito Division to be sold have been classified as property held for sale in the accompanying condensed consolidated balance sheet. The components of property held for sale are as follows:


                                                                   March 26,         Dec. 26,
                                                                    2000               1999
                                                                  --------           --------
                                                                        ($ in thousands)

Current assets                                                  $  5,024           $  5,045
Property and equipment, net                                       57,083             59,370
Reorganization value, net                                         33,378             33,727
Other assets                                                       1,530              1,488
Current liabilities                                              (24,302)           (27,410)
Self-insurance reserves                                           (7,591)            (7,816)
Other long-term liabilities                                       (1,696)            (1,492)
Long-term debt, excluding current portion                         (7,718)            (7,077)
                                                                --------           --------
                                                                $ 55,708           $ 55,835
                                                                ========           ========

     4.   Strategic Divestment Programs.  In the fourth quarter of 1999, three
          -----------------------------
non-strategic Koo Koo Roo restaurants were designated for divestment (the "KKR Strategic Divestment Program"). In conjunction with the KKR Strategic Divestment Program, the Company recorded a provision for divestitures of $904,000. This provision consisted of costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. During the quarter ended March 26, 2000, these restaurants had sales of $424,000 and restaurant level operating losses of $84,000. The restaurants are still in operation and accordingly, none of the divestiture reserves have been utilized as of March 26, 2000. The KKR Strategic Divestment Program is scheduled to be completed by the end of fiscal 2000, and the operating results will be included in the Company's consolidated statement of operations until the divestments are completed.

     In the fourth quarter of 1998, 48 non-strategic Chi-Chi's restaurants were designated for divestment (the "CC Strategic Divestment Program"). In conjunction with the CC Strategic Divestment Program, the Company recorded a provision for divestitures of $22,884,000, including divestment reserves of $12,256,000. During the fourth quarter of 1999, the Company determined that it would not be able to satisfactorily negotiate lease terminations or subleases for 20 operating restaurants of the 48 Chi-Chi's restaurants designated for divestment. As a result, these 20 restaurants were removed from the CC Strategic Divestment Program, and $1,048,000 previously recorded in conjunction with the provision for divestitures was reversed during the fourth quarter of 1999. After this reversal, eight restaurants (including two restaurants divested in the first quarter of 2000) with sales of $1,419,000 and restaurant level operating losses of $209,000 during the quarter ended March 26, 2000, remain in the CC Strategic Divestment Program. For the quarter ended March 26, 2000, the Company paid (i) $109,000 for severance costs associated with certain restaurant and regional managers who were terminated in connection with the restaurants divested and (ii) $600,000 for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. The CC Strategic Divestment Program is scheduled to be completed by the end of fiscal 2000, and the operating results of the restaurants in the CC Strategic Divestment Program will be included in the Company's consolidated statement of operations until the divestments are completed.

     5.   Segment Information.  The Company operates exclusively in the food-
          -------------------
service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company. The Company's reportable segments are based on restaurant operating divisions. Operating income (loss) includes the operating results before interest. The corporate component of operating income (loss) represents corporate general and administrative expenses. Corporate assets include corporate cash, investments, receivables, asset portions of financing instruments and the two full-service and four fast-casual restaurants not included in the El Torito Sale.

                                                                         For the Quarters Ended
                                                                  ------------------------------------
                                                                   March 26,                March 28,
                                                                     2000                     1999
                                                                  -----------              -----------
                                                                               (Unaudited)
                                                                            ($ in thousands)
Sales
     El Torito Division                                           $    55,175              $    53,426
     Chi-Chi's Division                                                55,939                   58,778
     Koo Koo Roo Division                                              22,000                   22,054
                                                                  -----------              -----------
         Total Sales                                              $   133,114              $   134,258
                                                                  ===========              ===========

Depreciation and Amortization
     El Torito Division                                           $     2,808              $     2,434
     Chi-Chi's Division                                                 2,705                    2,518
     Koo Koo Roo Division                                               1,334                    1,472
     Corporate                                                            253                      253
                                                                  -----------              -----------
         Total Depreciation and Amoritzation                      $     7,100              $     6,677
                                                                  ===========              ===========

Operating Income (Loss)
     El Torito Division                                           $     2,655              $     1,563
     Chi-Chi's Division                                                  (421)                  (1,789)
     Koo Koo Roo Division                                                (319)                    (346)
     Corporate                                                             34                     (402)
                                                                  -----------              -----------
         Total Operating Loss                                     $     1,949              $      (974)
                                                                  ===========              ===========

Interest Expense, net
     El Torito Division                                           $       624              $       159
     Chi-Chi's Division                                                   404                       74
     Koo Koo Roo Division                                                  38                       24
     Corporate                                                          7,500                    7,026
                                                                  -----------              -----------
         Total Interest Expense, net                              $     8,566              $     7,283
                                                                  ===========              ===========

Capital Expenditures
     El Torito Division                                           $       372              $     2,548
     Chi-Chi's Division                                                   697                    1,587
     Koo Koo Roo Division                                                 181                      499
     Corporate                                                            172                       53
                                                                  -----------              -----------
         Total Capital Expenditures                               $     1,422              $     4,687
                                                                  ===========              ===========


                                                                   March 26,                 Dec. 26,
                                                                      2000                     1999
                                                                  -----------              -----------
                                                                  (Unaudited)
                                                                            ($ in thousands)
Total Assets
     El Torito Division                                           $    55,708              $    55,835
     Chi-Chi's Division                                               107,270                  111,077
     Koo Koo Roo Division                                              98,958                  100,607
     Corporate                                                         18,488                   19,114
                                                                  -----------              -----------
         Total Assets                                             $   280,424              $   286,633
                                                                  ===========              ===========

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

     .  consummation of the El Torito Sale;

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

     Information relating to periods ending prior to October 30, 1998 included in this report relates to the historical operations of the Company and, except as otherwise indicated, does not reflect the operations of Koo Koo Roo, Inc., a Delaware corporation, or The Hamlet Group, Inc., a California corporation (collectively, "KKR"), which the Company acquired on October 30, 1998.

     As used herein, "comparable restaurants" means restaurants operated by the Company for at least eighteen months and that continued in operation through the end of the first quarter of 2000.

Liquidity and Capital Resources
-------------------------------

     A.  Liquidity

     The Company reported net cash used in operating activities for the quarters ended March 26, 2000 and March 28, 1999 of $5.1 million and $8.2 million, respectively. Cash needs are being funded by available cash balances, supplemented, as necessary, by working capital advances available under the Foothill Credit Facility (as defined below). The Company's viability has been and will continue to be dependent upon its ability to generate sufficient operating cash flow or cash flow from other sources to meet its obligations on a timely basis, and to comply with the terms of its financing agreements.

     Statement of Cash Flows. For the quarter ended March 26, 2000, net cash used in operating activities was $5.1 million compared to $8.2 million for the quarter ended March 28, 1999. This decrease was primarily due to the $10.6 million improvement in cash received from customers, franchisees and licensees net of cash paid to suppliers and employers, partially offset by $8.3 million in additional interest paid. For the first quarter of 2000, net cash used in investing activities was $1.5 million compared to $1.8 million for the same period in 1999. A reduction in capital expenditures of $3.3 million and a reduction of cash required for the acquisition of KKR of $1.6 million were, in large part, offset by no additional proceeds from the sale of notes receivable ($3.2 million in 1999) and a reduction of $1.5 million in proceeds from payment on notes receivable. For the first quarter of 2000, net cash provided by financing activities was $5.9 million compared to $0.5 million used in financing activities for the same period in 1999. During the first quarter of 2000, $4.7 million in net proceeds from working capital borrowings and $2.3 million in equipment financing was received.

     EBITDA. For the first quarter of 2000, the Company reported EBITDA (defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items) of $9.0 million, compared to $6.8 million for the same period in 1999. The $2.2 million increase was primarily due to improved operating margins, especially favorable commodity pricing in the area of dairy, particularly cheese, and cost reductions in general and administrative expenses. This improved EBITDA is the continuation of the trend that began in 1996 when new management was installed at both El Torito and Chi-Chi's. Since 1995, the divisional EBITDA of the Company's ongoing operations is set forth in the following table.

                                                                Divisional EBITDA
                                                -------------------------------------------------
                                                 El Torito     Chi-Chi's       Koo Koo Roo (b)
                                                -----------   ------------   --------------------
                                                                  ($ in thousands)

            December 31, 1995 (a)                   $13,508      $(10,455)       $        -
            December 29, 1996                        11,956        (4,278)                -
            December 28, 1997                        17,627            36                 -
            December 27, 1998                        22,869         1,426                364
            December 26, 1999                        22,000         5,942              4,384

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

     The Company had a working capital deficiency of $61.2 million on March 26, 2000 (excluding the impact of $55.7 million in property held for sale discussed in Note 3 of the Condensed Consolidated Financial Statements and the impact of $26.5 million in working capital borrowings classified as a current liability).

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

      The Company was in compliance with all financial ratios at March 26, 2000. Letters of credit are issued under the Foothill Credit Facility primarily to provide security for future amounts payable under the Company's workers' compensation insurance program ($18.8 million of such letters of credit were outstanding as of May 10, 2000). $26.1 million of working capital borrowings were outstanding as of May 10, 2000.

      Upon completion of the El Torito Sale, the Company will continue to be highly leveraged and have significant annual debt service requirements. In addition to requirements under the Foothill Credit Facility, the Company's debt service requirements are as follows:

                                      Cash
                                    Interest       Principal
                                   -------------   ----------
                                          ($ in millions)
                 2000                  $28.7        $  1.4
                 2001                   28.5           1.2
                 2002                   15.7         203.6
                 2003                    3.5           0.5
                 2004                    1.8          31.1

     Although management believes that the proceeds available to the Company as a result of the El Torito Sale (assuming such transaction is consummated) should be sufficient to meet its operating and debt service requirements for the next two years, there can be no assurance that the Company will be able to repay or refinance its 9-3/4% Senior Notes due 2002 and its 10-7/8% Senior Subordinated Discount Notes due 2004, or that FRI-MRD Corporation will be able to repay or refinance its 15% Senior Discount Notes due 2002 and its 14% Senior Secured Discount Notes due 2002, at their respective maturities. The Company will continue to explore various alternatives to further reduce its debt.

     B.  Capital Expenditures

     Net cash used in investing activities was $1.5 million for the first quarter of 2000, including $1.4 million for capital expenditures, as compared to net cash used in investing activities of $1.8 million for the same period in 1999. The decrease in net cash used in investing activities for the first quarter of 2000 was primarily due to (i) sale of notes receivable, net in 1999 and (ii) reduced payments on notes receivable in 1999, offset by lower capital expenditures in 2000.

     Capital expenditures of up to approximately $37.3 million (including approximately $16.3 million for the El Torito Division) have been identified for fiscal 2000, including approximately $9.2 million (including approximately $2.6 million for the El Torito Division) devoted to normal improvements of the Company's restaurants. The Company is considering continuing its remodeling of both El Torito and Chi-Chi's restaurants and is allocating approximately $9.5 million (including approximately $3.8 million for the El Torito Division) for this purpose in fiscal 2000. The Company anticipates that up to three new El Torito restaurants and up to seven new Koo Koo Roo restaurants (one of which opened in February 2000) could open in 2000 and that it will begin to accelerate the Koo Koo Roo growth plan in 2001. During the first quarter of 2000, capital expenditures were maintained at minimum maintenance levels. Actual capital expenditures for fiscal 2000 will be dependent on the availability of required funds and the timing of the consummation of the El Torito Sale.

Year 2000
---------

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

Results of Operations.
---------------------

     The Company's total sales of $133,114,000 for the first quarter of 2000 decreased by $1,144,000 or 0.9% as compared to the same period in 1999. The decrease was due to (i) sales decreases in comparable restaurants and (ii) sales decreases for restaurants sold or closed, partially offset by sales from new restaurants. The breakdown of the sales decrease for the first quarter of 2000 is detailed below:

                                                            Change in
                                                          First Quarter
                                                             Sales
                                                       ------------------
                                                        ($ in thousands)

Decrease in Sales of Comparable Restaurants                $  (226)
Decrease in Sales of Restaurants Sold or Closed             (3,649)
Sales from New Restaurants                                   2,731
                                                           -------
                                                           $(1,144)
                                                           =======

     Sales for comparable restaurants of $128,289,000 for the first quarter of 2000 decreased by $226,000 or 0.2% as compared to the same period in 1999. As shown below, this decrease was due to decreased sales for comparable El Torito and Koo Koo Roo division restaurants, partially offset by increased sales for comparable Chi-Chi's restaurants.

                                                      Change in
                                                  First Quarter Sales
                                           -------------------------------
                                              Amount          Percent
                                           ------------     -------------
                                                 ($ in thousands)

Comparable El Torito                         $(377)          (0.7)%
Comparable Chi-Chi's                           563            1.0
Comparable KKR/Hamlet                         (412)          (1.9)
                                             -----
           Total                             $(226)          (0.2)%
                                             =====           =====

     El Torito comparable sales were down 0.7% in the first quarter of 2000 compared to the same period in 1999. The first quarter marketing effort consisted of a print campaign, utilizing predominately ADVO and freestanding newspaper inserts, focusing on El Torito's "Classic Combos." The advertising included special discount offers. The first quarter of 2000 alcoholic beverage offer promoted a high-end tequila with a free snifter. The first quarter of 2000 marketing campaign also included restaurant point-of-purchase materials featuring the tequila promotion on one side and El Torito's made-from-scratch Tableside Guacamole on the other.

     Comparable sales for Chi-Chi's in the first quarter of 2000 were up 1.0% as compared to the same period in 1999. The major promotion of the quarter revolved around "Two Chi-Chi's Favorites Dinners for $10.99." This offer was supported by radio in selected markets and a freestanding newspaper insert featuring a similar offer in the remaining markets. Thirteen new items from the Chi-Chi's forthcoming Menu 2000 were introduced in March and have captured a significant amount of customers' orders. The entire new menu will be introduced in April with supporting media beginning in May. Additionally, Chi-Chi's was honored to be voted "America's Favorite Mexican Restaurant" for the eighth consecutive year by consumers in a nationwide survey sponsored by Restaurants & Institutions magazine.

     In the first quarter of 2000, comparable sales for Koo Koo Roo were down 3.8% as compared to the same period in 1999. Koo Koo Roo's marketing activities for the quarter included a featured promotion of its Original Skinless Flame Broiled Chicken(TM). This promotion was followed with the introduction of a new product line--Koo Koo Roo Stuffers Baked Potatoes(TM). This product line included three potato bowls--Chicken, Cheese and Broccoli; Santa Fe Chicken and Sour Cream & Onion. Both of these marketing programs included three product offers designed to attract customers and were supported with print advertising and in-store merchandising materials in all markets. Comparable sales for Hamburger Hamlet were up 1.1% for the first quarter of 2000. The marketing activity continued to focus on building dinner sales with the "Hamlet At Night" dinner menus.

     Product costs of $34,080,000 for the first quarter of 2000 decreased by $1,641,000 or 4.6% as compared to the same period in 1999 primarily due to favorable commodity prices, most notably in cheese. These commodity savings were also reflected as a percentage of sales, as product costs decreased to 25.6% in the first quarter of 2000 as compared to 26.6% in the same period of 1999.

     Payroll and related costs of $47,184,000 for the first quarter of 2000 decreased by $756,000 or 1.6% as compared to the same period in 1999. As a percentage of sales, payroll and related costs decreased from 35.7% in the first quarter of 1999 to 35.4% in the same period of 2000. The decrease in payroll and related costs was primarily due to reduced management costs related to divested Chi-Chi's restaurants.

     The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. In California, the state's minimum wage was increased to $5.75 on March 1, 1998. In response to the minimum wage increase on March 1, 1998, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Similarly, in March 1998, KKR also raised menu prices for its Koo Koo Roo restaurants. No minimum wage increases are scheduled for 2000 at this time, but it is anticipated that the Federal legislature will pass a minimum wage increase later this year.

     Occupancy and other operating expenses of $35,059,000 for the first quarter of 2000 decreased by $84,000 or 0.2% as compared to the same period in 1999. As a percentage of sales, occupancy and other operating expenses increased slightly to 26.3% in the first quarter of 2000 as compared to 26.2% in the same period in 1999.

     Depreciation and amortization of $7,100,000 for the first quarter of 2000 increased by $423,000 or 6.3% as compared to the same period in 1999 due to the impact of the Company's ongoing capital expenditure programs.

     General and administrative expenses of $7,783,000 for the first quarter of 2000 decreased by $855,000 or 9.9% as compared to the same period of 1999. As a percentage of sales, general and administrative expenses decreased to 5.8% in the first quarter of 2000 as compared to 6.4% in the same period of 1999. Management continues to closely evaluate the Company's general and administrative cost structure for savings opportunities, especially in light of the impending El Torito Sale.

     The Company reported a gain on disposition of properties of $0.1 million in the first quarter of 2000 as compared to a loss of $0.4 million for the first quarter in 1999. The gain in 2000 was due to the sale of a restaurant trade name.

     Interest expense, net for the first quarter of 2000 of $8,566,000 increased by $1,283,000 or 17.6% as compared to the same period in 1999. The first quarter increase is primarily the result of interest on working capital borrowings, of which none were outstanding during the first quarter of 1999, and on equipment financings.

Seasonality.
-----------

     The Company, as a whole, does not experience significant seasonal
fluctuations in sales.   However, the Company's sales tend to be slightly
greater during the spring and summer months.

Interest Rate Risk
------------------

     The Company's primary exposure to financial market risks is the impact that interest rate changes could have on the Foothill Credit Facility, of which $26,500,000 was outstanding as of March 26, 2000. Borrowings under the Foothill Credit Facility bear interest at the prime rate as announced by Wells Fargo & Company plus 1.875% for borrowings less than $23,333,333 and at the prime rate plus 2.875% for borrowings equal to or greater than $22,333,333 (averaging 10.58% in the first quarter of 2000). A hypothetical increase of 100 basis points in short-term interest rates would result in an increase of approximately $265,000 in annual pretax losses. The estimated increase is based upon the outstanding balance of the Foothill Credit Facility, and assumes no change in the volume, index or composition of debt at March 26, 2000.

Selected Division Operating Data.
--------------------------------

     Until October 30, 1998, the Company primarily operated full-service Mexican restaurants in two divisions under the El Torito, Chi-Chi's, Casa Gallardo and other brand names. On October 30, 1998, the Company acquired the Koo Koo Roo and Hamburger Hamlet restaurant operations. At March 26, 2000, the Company's El Torito restaurant division operated 101 full-service and fast-casual restaurants, the Company's Chi-Chi's restaurant division operated 148 full-service restaurants and the Company's Koo Koo Roo restaurant division operated 58 fast-casual and full-service restaurants.

     The following table sets forth certain information regarding the Company, its El Torito, Chi-Chi's, and Koo Koo Roo restaurant divisions.

                                                                                     For the Quarters Ended
                                                     -------------------------------------------------------
                                                       March 26,            March 28,             March 29,
                                                          2000                 1999                 1998
                                                     --------------       -------------       --------------
                                                           ($ in thousands, except average check amount)
El Torito Restaurant Division (a)
---------------------------------
Restaurants Open at End of Period:
       Owned/operated                                        101                   95                 94
       Franchised and Licensed                                 8                    8                 10
Sales                                                    $55,175              $53,426            $51,809
Restaurant Level Cashflow (b)                              8,459                8,222              7,087
Divisional EBITDA (c)                                      5,574                4,616              4,313
Percentage increase (decrease) in comparable
 restaurant sales                                           (0.7) %               3.0 %            (1.2) %
Average check (excluding alcoholic beverage sales)       $ 10.36              $ 10.53            $  9.32

Chi-Chi's Restaurant Division
-----------------------------
Restaurants Open at End of Period:
       Owned/operated                                        148                  163                179
       Franchised and Licensed                                13                   12                 16
Sales                                                    $55,939              $58,778            $61,497
Restaurant Level Cashflow (b)                              5,689                4,621              4,128
Divisional EBITDA (c)                                      2,386                1,004                102
Percentage increase in comparable restaurant sales           1.0  %               1.1 %              1.2 %
Average check (excluding alcoholic beverage sales)       $  9.78              $   9.06           $  8.23 (d)

Koo Koo  Roo Restaurant  Division (e)
-------------------------------------
Restaurants Open at End of Period:
       Owned/operated                                          58                   55                 0
       Franchised and Licensed                                  -                    2                 0
Sales                                                    $ 22,000             $ 22,054           $     0
Restaurant Level Cashflow (b)                               2,643                2,611                 0
Divisional EBITDA (c)                                       1,103                1,222                 0
Percentage decrease in comparable restaurant sales          (1.9) %               N.A.              N.A.
Average check (Koo Koo Roo restaurants only)             $   9.31             $   8.84           $  N.A.

Total Company
Restaurants Open at End of Period:
       Owned/operated                                         307                  313               273
       Franchised and Licensed                                 21                   22                26
Sales                                                    $133,114             $134,258          $113,306
EBITDA (f)                                                  9,008                6,816             4,371

(a) The El Torito Division (minus six restaurants) will be sold to Acapulco if the El Torito Sale is consummated.
(b) Restaurant Level Cashflow with respect to any operating division represents Divisional EBITDA (as defined below) before general and administrative expenses and any net franchise profit or miscellaneous income (expense) reported by the respective division.
(c) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, interest, taxes, depreciation and amortization.
(d)    Restated to conform to the 2000 and 1999 presentation.
(e) Koo Koo Roo and Hamburger Hamlet restaurant operations were acquired on October 30, 1998.
(f) EBITDA is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

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

          2 (b) Stock Purchase Agreement dated as of March 27, 2000, by and among the Company, FRI-MRD Corporation and Acapulco Acquisition Corp. (Filed as Exhibit 2(b) to the Company's Form 10-K filed with the SEC on March 29, 2000.)

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

Date:  May 10, 2000