Form 10-Q
period 2000-06-25
PRANDIUM INC
filed 2000-08-09
CIK 813856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



 X  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
---
Act of 1934

For the quarterly period ended June 25, 2000 or

___ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to____________

                        Commission file number 33-14051
                                               --------

                                Prandium, Inc.
                                --------------
            (Exact name of registrant as specified in its charter)


               Delaware                             33-0197361
               -------------------------------      --------------------
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

                               Yes  X    No ___
                                   ---

As of August 7, 2000, the registrant had issued and outstanding 180,380,513 shares of common stock, $.01 par value per share.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1. Financial Statements
-------

                                PRANDIUM, INC.
                                --------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                               ($ in thousands)
                               ----------------

                                                                                   June 25,        December 26,
                                                                                     2000              1999
                                                                                ------------      --------------
                                                                                 (Unaudited)
ASSETS
------

Current assets:
    Cash and cash equivalents                                                     $   2,562         $    3,600
    Receivables                                                                       2,223              2,408
    Inventories                                                                       2,342              2,672
    Other current assets                                                              2,273              3,098
    Property held for sale                                                           51,802             55,835
                                                                                  ---------         ----------
       Total current assets                                                          61,202             67,613

Property and equipment, net                                                         132,786            137,460
Costs in excess of net assets of business acquired, net                              65,439             66,293
Other assets                                                                         15,362             15,267
                                                                                  ---------         ----------
                                                                                  $ 274,789         $  286,633
                                                                                  =========         ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
    Working capital borrowings                                                    $  25,900         $   21,850
    Current portion of long-term debt, including capitalized lease obligations        2,185              1,000
    Accounts payable                                                                  9,791              9,228
    Current portion of self-insurance reserves                                        3,054              2,601
    Other accrued liabilities                                                        54,223             57,711
    Income taxes payable                                                              3,517              3,638
                                                                                  ---------         ----------
       Total current liablities                                                      98,670             96,028

Self-insurance reserves                                                               6,406              6,560
Other long-term liabilities                                                           4,191              3,779
Long-term debt, including capitalized lease obligations, less current portion       236,693            237,871

Commitments and contingencies

Stockholders' deficit:
    Common stock - authorized 300,000,000 shares, par value $.01 per share,
     180,380,513 shares issued and outstanding on June 25, 2000 and on
     December 26, 1999                                                                1,804              1,804
    Additional paid-in capital                                                      222,353            222,353
    Accumulated deficit                                                            (295,328)          (281,762)
                                                                                  ---------         ----------
       Total stockholders' deficit                                                  (71,171)           (57,605)
                                                                                  ---------         ----------
                                                                                  $ 274,789         $  286,633
                                                                                  =========         ==========

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

                                                                                 For the Quarters Ended
                                                                          --------------------------------
                                                                            June 25,         June 27,
                                                                              2000             1999
                                                                         ------------       ------------
 Sales                                                                   $    137,855       $    140,315
                                                                         ------------       ------------
 Product costs                                                                 36,274             36,925
 Payroll and related costs                                                     48,832             49,495
 Occupancy and other operating expenses                                        35,637             34,392
 Depreciation and amortization                                                  6,950              6,238
 General and administrative expenses                                            7,693              8,233
 Opening costs                                                                     15              1,016
 Loss on disposition of properties, net                                           566                767
                                                                         ------------       ------------

     Total cost and expenses                                                  135,967            137,066
                                                                         ------------       ------------

 Operating income                                                               1,888              3,249

 Interest expense, net                                                          8,583              7,610
                                                                         ------------       ------------

 Loss before income tax provision                                              (6,695)            (4,361)

 Income tax provision                                                             127                147
                                                                         ------------       ------------

 Net loss                                                                $     (6,822)      $     (4,508)
                                                                         ============       ============

 Net loss per share - basic and diluted                                  $      (0.04)      $      (0.02)
                                                                         ============       ============

 Weighted average shares outstanding - basic and diluted                  180,380,513        180,380,513
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

                                                                             For the Six Months Ended
                                                                          ------------------------------
                                                                            June 25,           June 27,
                                                                              2000               1999
                                                                          ------------       ------------
Sales                                                                     $    270,969       $    274,573
                                                                          ------------       ------------

Product costs                                                                   70,354             72,646
Payroll and related costs                                                       96,016             97,435
Occupancy and other operating expenses                                          70,696             69,535
Depreciation and amortization                                                   14,050             12,915
General and administrative expenses                                             15,476             16,871
Opening costs                                                                       86              1,703
Loss on disposition of properties, net                                             454              1,193
                                                                          ------------       ------------

    Total cost and expenses                                                    267,132            272,298
                                                                          ------------       ------------

Operating income                                                                 3,837              2,275

Interest expense, net                                                           17,149             14,893
                                                                          ------------       ------------

Loss before income tax provision                                               (13,312)           (12,618)

Income tax provision                                                               254                294
                                                                          ------------       ------------

Net loss                                                                  $    (13,566)      $    (12,912)
                                                                          ============       ============

Net loss per share - basic and diluted                                    $      (0.08)      $      (0.07)
                                                                          ============       ============

Weighted average shares outstanding - basic and diluted                    180,380,513        180,380,513
                                                                          ============       ============

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                -------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                               ($ in thousands)
                                  (Unaudited)

                                                                                                For the Six Months Ended
                                                                                                ------------------------
                                                                                                June 25,         June 27,
                                                                                                 2000             1999
                                                                                                 ----             ----
Cash flows from operating activities:
   Cash received from customers, franchisees and licensees                                   $    271,438     $    275,687
   Cash paid to suppliers and employees                                                          (253,968)        (268,526)
   Interest paid, net                                                                             (16,746)          (7,733)
   Opening costs                                                                                      (86)          (1,703)
   Income taxes paid                                                                                 (375)            (513)
                                                                                             ------------     ------------
                   Net cash provided by (used in) operating activities                                263           (2,788)
                                                                                             ------------     ------------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment                                                 1,067            1,794
   Proceeds from sale of notes receivable, net                                                          -            3,246
   Proceeds from payments on notes receivable                                                         350            1,914
   Cash required for Merger and Hamlet Acquisition                                                      -           (2,115)
   Capital expenditures                                                                            (5,146)         (16,103)
   Lease termination payments                                                                        (468)          (2,505)
   Other divestment expenditures                                                                   (1,035)          (1,161)
   Costs related to the El Torito Sale                                                               (658)               -
   Other                                                                                              (55)            (654)
                                                                                             ------------     ------------
                   Net cash used in investing activities                                           (5,945)         (15,584)
                                                                                             ------------     ------------

 Cash flows from financing activities:
   Proceeds from working capital borrowings, net                                                    4,050            5,900
   Proceeds from equipment financing                                                                2,672                -
   Payment of debt issuance costs                                                                       -             (160)
   Reductions of long-term debt, including capitalized lease obligations                           (2,078)            (888)
                                                                                              ------------     ------------
                   Net cash provided by financing activities                                        4,644            4,852
                                                                                              ------------     ------------

 Net decrease in cash and cash equivalents                                                         (1,038)         (13,520)
 Cash and cash equivalents at beginning of period                                                   3,600           17,707
                                                                                             ------------     ------------
 Cash and cash equivalents at end of period                                                  $      2,562     $      4,187
                                                                                             ============     ============
 Reconciliation of net loss to net cash used in operating activities:

 Net loss                                                                                    $    (13,566)    $    (12,912)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                   14,050           12,915
   Amortization of debt issuance costs and deferred gain                                              379              404
   Loss on disposition of properties                                                                  454            1,193
   Accretion of interest on discount notes                                                              -            6,570
   Decrease in receivables, inventories and other current assets                                    1,365            1,154
   Decrease in accounts payable, self-insurance reserves, other accrued liabilities
       and income taxes payable                                                                    (2,419)         (12,112)
                                                                                             ------------     ------------
 Net cash provided by (used in) operating activities                                         $        263     $     (2,788)
                                                                                             ============     ============

     See accompanying notes to condensed consolidated financial statements
 10q_cf1

                                PRANDIUM, INC.
                                --------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)

     1.   Company.  Prandium, Inc. (together with its subsidiaries, the
          -------
"Company"), was incorporated in Delaware in 1986. The Company is primarily engaged in the operation of restaurants in the full-service and fast-casual segments, through its subsidiaries. At June 25, 2000, the Company operated 301 restaurants in 26 states, approximately 69% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 24 restaurants outside the United States. See Note 3 for a discussion of the sale of substantially all of the El Torito Division completed on June 28, 2000.

     2.   Financial Statements.  The Condensed Consolidated Financial Statements
          --------------------
in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Fiscal Year Ended December 26, 1999 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter and six months ended June 25, 2000 are not necessarily indicative of those for the full year. Certain amounts as previously reported have been reclassified to conform to the 2000 presentation.

     3.   Sale of El Torito Division. On June 28, 2000, the Company completed
          --------------------------
the sale of substantially all of the El Torito Division to Acapulco Acquisition Corp. ("Acapulco") in a transaction with an adjusted enterprise value of approximately $129.5 million (the "El Torito Sale"). At June 28, 2000, the El Torito Division operated 97 full-service restaurants and four fast-casual restaurants in eleven states and franchised and licensed eleven restaurants outside the United States. All but two full-service restaurants and none of the four fast-casual restaurants were included in the El Torito Sale. The Company received, subject to certain post-closing adjustments based on a closing balance sheet, $129.5 million, consisting of $114.7 million in cash, the assumption of $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, and $5.0 million deposited in escrow. The Company expects to record a pretax gain in the third quarter of fiscal 2000 as a result of this transaction. A portion of the net cash proceeds was used to pay indebtedness outstanding under the Foothill Credit Facility (as defined below) of $25.9 million.

     The 95 full-service El Torito Division restaurants that were sold generated sales of $111,499,000 and $109,428,000 for the six months ended June 25, 2000 and June 27, 1999, respectively, and produced El Torito Division operating income of $7,615,000 and $6,019,000, respectively. Such operating income includes charges for allocated corporate general and administrative expenses of $2,811,000 and $2,865,000 for the six months ended June 25, 2000 and June 27, 1999, respectively.

     As a result of this transaction, the assets and liabilities of the El Torito Division to be sold have been classified as property held for sale in the accompanying condensed consolidated balance sheet. The components of property held for sale are as follows:


                                                  June 25,         Dec. 26,
                                                    2000             1999
                                                  --------         --------
                                                      ($ in thousands)

     Current assets                               $  5,169          $  5,045
     Property and equipment, net                    55,103            59,370
     Reorganization value, net                      33,027            33,727
     Other assets                                    1,391             1,488
     Current liabilities                           (26,539)          (27,410)
     Self-insurance reserves                        (8,048)           (7,816)
     Other long-term liabilities                    (1,474)           (1,492)
     Long-term debt, excluding current portion      (6,827)           (7,077)
                                                  --------          --------
                                                  $ 51,802          $ 55,835
                                                  ========          ========

     4.   Strategic Divestment Programs.  In the fourth quarter of 1999, three
          -----------------------------
non-strategic Koo Koo Roo restaurants were designated for divestment (the "KKR Strategic Divestment Program"). In conjunction with the KKR Strategic Divestment Program, the Company recorded a provision for divestitures of $904,000. This provision consisted of costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. During the six months ended June 25, 2000, these restaurants (including one restaurant divested in the first six months of 2000) had sales of $750,000 and restaurant level operating losses of $106,000. For the six months ended June 25, 2000, the Company paid $18,000 for divestment-related costs. The KKR Strategic Divestment Program is scheduled to be completed by the end of fiscal 2000, and the operating results will be included in the Company's consolidated statement of operations until the divestments are completed.

     In the fourth quarter of 1998, 48 non-strategic Chi-Chi's restaurants were designated for divestment (the "CC Strategic Divestment Program"). In conjunction with the CC Strategic Divestment Program, the Company recorded a provision for divestitures of $22,884,000, including divestment reserves of $12,256,000. During the fourth quarter of 1999, the Company determined that it would not be able to satisfactorily negotiate lease terminations or subleases for 20 operating restaurants of the 48 Chi-Chi's restaurants designated for divestment. As a result, these 20 restaurants were removed from the CC Strategic Divestment Program, and $1,048,000 previously recorded in conjunction with the provision for divestitures was reversed during the fourth quarter of 1999. After this reversal, eight restaurants (including three restaurants divested in the first six months of 2000) with sales of $2,378,000 and restaurant level operating losses of $487,000 during the six months ended June 25, 2000, remain in the CC Strategic Divestment Program. For the six months ended June 25, 2000, the Company paid (i) $189,000 for severance costs associated with certain restaurant and regional managers who were terminated in connection with the restaurants divested and (ii) $1,033,000 for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. The CC Strategic Divestment Program is scheduled to be completed by the end of fiscal 2000, and the operating results of the restaurants in the CC

Strategic Divestment Program will be included in the Company's consolidated statement of operations until the divestments are completed.

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

                                                    For the Quarters Ended              For the Six Months Ended
                                                 --------------------------           ----------------------------
                                                   June 25,        June 27,             June 25,        June 27,
                                                     2000            1999                 2000            1999
                                                 ----------      ----------           ----------       ----------
                                                                             (Unaudited)
                                                                          ($ in thousands)
Sales
     El Torito Division                          $   59,822      $   58,674           $  114,997       $  112,100
     Chi-Chi's Division                              55,916          58,927              111,855          117,705
     Koo Koo Roo Division                            22,117          22,714               44,117           44,768
                                                 ----------      ----------           ----------       ----------
        Total Sales                              $  137,855      $  140,315           $  270,969       $  274,573
                                                 ==========      ==========           ==========       ==========
Depreciation and Amortization
     El Torito Division                          $    2,689      $    2,402           $    5,497       $    4,836
     Chi-Chi's Division                               2,665           2,566                5,370            5,084
     Koo Koo Roo Division                             1,326           1,002                2,660            2,474
     Corporate                                          270             268                  523              521
                                                 ----------      ----------           ----------       ----------
        Total Depreciation and Amoritzation      $    6,950      $    6,238           $   14,050       $   12,915
                                                 ==========      ==========           ==========       ==========
Operating Income (Loss)
     El Torito Division                          $    4,851      $    3,595           $    7,506       $    5,158
     Chi-Chi's Division                              (2,427)            297               (2,848)          (1,492)
     Koo Koo Roo Division                              (181)            267                 (500)             (79)
     Corporate                                         (355)           (910)                (321)          (1,312)
                                                 ----------      ----------           ----------       ----------
        Total Operating Income (Loss)            $    1,888      $    3,249           $    3,837       $    2,275
                                                 ==========      ==========           ==========       ==========
Interest Expense, net
     El Torito Division                          $      633      $      254           $    1,257       $      413
     Chi-Chi's Division                                 426             102                  830              176
     Koo Koo Roo Division                                39              19                   77               43
     Corporate                                        7,485           7,235               14,985           14,261
                                                 ----------      ----------           ----------       ----------
        Total Interest Expense, net              $    8,583      $    7,610           $   17,149       $   14,893
                                                 ==========      ==========           ==========       ==========
Capital Expenditures
     El Torito Division                          $      713      $    4,412           $    1,085       $    6,960
     Chi-Chi's Division                               1,457           6,160                2,154            7,747
     Koo Koo Roo Division                             1,007             635                1,188            1,134
     Corporate                                          547             209                  719              262
                                                 ----------      ----------           ----------       ----------
        Total Capital Expenditures               $    3,724      $   11,416           $    5,146       $   16,103
                                                 ==========      ==========           ==========       ==========


                                                                                        June 25,         June 26,
                                                                                          2000             1999
                                                                                      ----------       ----------
                                                                                      (Unaudited)
                                                                                            ($ in thousands)
Total Assets
     El Torito Division                                                               $   51,802       $   55,835
     Chi-Chi's Division                                                                  105,682          111,077
     Koo Koo Roo Division                                                                 98,538          100,607
     Corporate                                                                            18,767           19,114
                                                                                      ----------       ----------
        Total Assets                                                                  $  274,789       $  286,633
                                                                                      ==========       ==========

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

     As used herein, "comparable restaurants" means restaurants operated by the Company for at least eighteen months and that continued in operation through the end of the second quarter of 2000.

Liquidity and Capital Resources
-------------------------------

     A.   Liquidity

     The Company reported net cash provided by operating activities for the six months ended June 25, 2000 of $0.3 million and net cash used in operating activities for the six months ended June 27, 1999 of $2.8 million. Cash needs are being funded by available cash balances, supplemented, as necessary, by working capital advances available under the Foothill Credit Facility (as defined below). The Company's viability has been and will continue to be dependent upon its ability to generate sufficient operating cash flow or cash flow from other sources to meet its obligations on a timely basis, and to comply with the terms of its financing agreements.

     Statement of Cash Flows. For the six months ended June 25, 2000, net cash provided by operating activities was $0.3 million compared to net cash used in operating activities of $2.8 million for the six months ended June 27, 1999. This change was primarily due to the $10.3 million improvement in cash received from customers, franchisees and licensees net of cash paid to suppliers and employers and $1.6 million in reduced opening costs, partially offset by $9.0 million in additional interest paid. For the first six months of 2000, net cash used in investing activities was $5.9 million compared to $15.6 million for the same period in 1999. A reduction in capital expenditures of $11.0 million and a reduction of cash required for the acquisition of KKR of $2.1 million were, in large part, offset by no proceeds from the sale of notes receivable in the first six months of 2000 ($3.2 million in 1999) and a reduction of $1.6 million in proceeds from payment on notes receivable. For the first six months of 2000, net cash provided by financing activities was $4.6 million compared to $4.9 million for the same period in 1999. During the first six months of 2000, $4.1 million in net proceeds from working capital borrowings and $2.7 million in equipment financing was received.

     EBITDA. For the first six months of 2000, the Company reported EBITDA (defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items) of $18.4 million, compared to $18.1 million for the same period in 1999. This improved EBITDA is the continuation of the trend that began in 1996 when new management was installed at both El Torito and Chi-Chi's. Since 1995, the full year divisional EBITDA of the Company's ongoing operations is set forth in the following table.

                                                 Divisional EBITDA
                                  -------------------------------------------
          Fiscal Year Ended        El Torito    Chi-Chi's      Koo Koo Roo(b)
          -----------------       -----------  ------------  ----------------
                                                 ($ in thousands)

          December 31, 1995(a)        $13,508     $(10,455)      $        -
          December 29, 1996            11,956       (4,278)               -
          December 28, 1997            17,627           36                -
          December 27, 1998            22,869        1,426              364
          December 26, 1999            22,000        5,942            4,384

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

     .    rapid turnover allows a limited investment in inventories; and

     . cash from sales is applied to the payment of related accounts payable for food, beverages and supplies which are generally purchased on trade credit terms.

     The Company had a working capital deficiency of $63.4 million on June 25, 2000 (excluding the impact of $51.8 million in property held for sale discussed in Note 3 of the Condensed Consolidated Financial Statements and the impact of $25.9 million in working capital borrowings classified as a current liability).

     Credit Facility and Other Long-Term Debt. On January 10, 1997, the Company entered into a five-year, $35 million credit facility with Foothill Capital Corporation (the "Foothill Credit Facility") to provide for the ongoing working capital needs of the Company. As a result of the acquisition of KKR on October 30, 1998, the Company increased the Foothill Credit Facility to $55 million. In connection with the El Torito Sale, (i) the Company used a portion of the cash proceeds from the sale to repay $25.9 million outstanding under the Foothill Credit Facility and (ii) the Foothill Credit Facility was amended and restated to adjust all restrictive covenants to reflect the El

Torito Sale and reduce the commitment thereunder to a maximum of $20 million (subject to certain limitations) of letters of credit and revolving cash borrowings. The Foothill Credit Facility:

     . is secured by substantially all of the real and personal property of the Company;

     . contains covenants which restrict, among other things, the Company's ability to incur debt, pay dividends on or redeem capital stock, make certain types of investments, make dispositions of assets and engage in mergers and consolidations; and

     . expires on January 10, 2002, however, if by October 2, 2001 the Company's senior and subordinated debt maturities for those issues that currently mature in 2002 are not extended by at least one year, then any revolving borrowings must be repaid and letters of credit cash collateralized on October 2, 2001.

     The Company was in compliance with all financial ratios at June 25, 2000. Letters of credit are issued under the Foothill Credit Facility primarily to provide security for future amounts payable under the Company's workers' compensation insurance program ($14.2 million of such letters of credit were outstanding as of August 7, 2000). No working capital borrowings were outstanding as of August 7, 2000.

     After completion of the El Torito Sale, the Company continues to be highly leveraged and have significant annual debt service requirements. In addition to requirements under the Foothill Credit Facility, the Company's debt service requirements are as follows:

                                                 Cash
                                               Interest      Principal
                                             -------------  ------------
                                                  ($ in millions)

                         2000                       $28.7         $  1.4
                         2001                        28.5            1.2
                         2002                        15.7          203.6
                         2003                         3.5            0.5
                         2004                         1.8           31.1

     Although management believes that the proceeds available to the Company as a result of the El Torito Sale should be sufficient to meet its operating and debt service requirements for the next 18 months, there can be no assurance that the Company will be able to repay or refinance its 9-3/4% Senior Notes due 2002 and its 10-7/8% Senior Subordinated Discount Notes due 2004, or that FRI-MRD Corporation will be able to repay or refinance its 15% Senior Discount Notes due 2002 and its 14% Senior Secured Discount Notes due 2002, at their respective maturities. The Company continues to explore various alternatives to further reduce its debt.

     B.   Capital Expenditures

     Net cash used in investing activities was $5.9 million for the first six months of 2000, including $5.1 million for capital expenditures, as compared to net cash used in investing activities of $15.6 million for the same period in 1999. The decrease in net cash used in investing activities for the first six months of 2000 was primarily due to (i) sale of notes receivable, net in 1999 and (ii) reduced payments on notes receivable in 1999, offset by lower capital expenditures in 2000.

     Capital expenditures for the first six months of 2000 were $5.1 million including $1.1 million for El Torito. During the first quarter of 2000, capital expenditures were maintained at a minimum maintenance level. During the second quarter of 2000, the Company spent $3.7 million on capital expenditures including approximately $700,000 for El Torito. The Company plans to remodel 15 Chi-Chi's during fiscal 2000 as well as two Hamburger Hamlets. Additionally, the Company expects to open up to four new Koo Koo Roo locations in fiscal 2000; the first two of which opened February 1st in Toluca Lake, California and July 8th in West Los Angeles. Although the Company has identified up to $20.0 million of possible capital expenditures for fiscal 2000, actual capital expenditures will be dependent on the availability of required funds.

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

Recent Accounting Pronouncements
--------------------------------

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000.

The Company does not believe that the impact of FIN 44 will have a material effect on its financial position or results of operations.

Results of Operations.
---------------------

     The Company's total sales of 137,855,000 for the second quarter of 2000 decreased by $2,460,000 or 1.8% as compared to the same period in 1999. For the first six months of 2000, total Company sales of $270,969,000 decreased by $3,604,000 or 1.3% as compared to the same period in 1999. These decreases were due to (i) sales decreases in comparable restaurants and (ii) sales decreases for restaurants sold or closed, partially offset by sales from new restaurants. The breakdown of the sales decreases for the second quarter and first six months of 2000 is detailed below:

                                                             Change in                  Change in
                                                           Second Quarter            First Six Months
                                                               Sales                      Sales
                                                        --------------------         ----------------
                                                                       ($ in thousands)
Decrease in Sales of Comparable Restaurants                          $(1,390)               $(1,616)
Decrease in Sales of Restaurants Sold or Closed                       (3,298)                (6,947)
Sales from New Restaurants                                             2,228                  4,959
                                                                     -------                -------
                                                                     $(2,460)               $(3,604)
                                                                     =======                =======

     Sales for comparable restaurants of $130,720,000 for the second quarter of 2000 decreased by $1,390,000 or 1.1% as compared to the same period in 1999. For the first six months of 2000, sales of comparable restaurants of $259,009,000 decreased by $1,616,000 or 0.6% as compared to the same period in 1999. As shown below, these decreases were due to decreased sales for comparable El Torito and Koo Koo Roo division restaurants, partially offset by increased sales for comparable Chi-Chi's restaurants.

                                                Change in                         Change in
                                           Second Quarter Sales            First Six Months Sales
                                      ------------------------------  ---------------------------------
                                          Amount          Percent         Amount           Percent
                                      --------------    ------------  --------------  -----------------
                                                              ($ in thousands)

Comparable El Torito                         $  (715)          (1.3)%        $(1,092)              (1.0)%
Comparable Chi-Chi's                             147            0.3              710                0.7
Comparable KKR/Hamlet                           (822)          (3.8)          (1,234)              (2.8)
                                             -------                         -------
           Total                             $(1,390)          (1.1)%        $(1,616)              (0.6)%
                                             =======           =====         =======              =====

     El Torito comparable sales were down 1.3% in the second quarter of 2000 compared to the same period in 1999. The second quarter marketing effort consisted of a print campaign, utilizing predominately freestanding newspaper inserts, focusing on El Torito's "Classic Combos." The advertising included a choice of coupon offers. The second quarter of 2000 alcoholic beverage promotion featured El Torito's new premium house margarita, which was introduced system-wide in mid-March. In addition, the Cadillac Margarita(TM) was promoted in May and June supported by in-store point-of-purchase materials and a server incentive contest. The second quarter of 2000 marketing campaign also included in store point-of-purchase materials focusing on the holidays during the period- Easter, Secretaries' Week, Cinco de Mayo, Mother's Day and Father's Day.

     Comparable sales for Chi-Chi's were up 0.3% for the second quarter of 2000 when compared to the same period in 1999. Comparable sales for the first six weeks of the quarter were down 7.8% compared to the prior year on an unweighted basis. However, in the eight weeks following the media introduction of Chi-Chi's new Menu 2000 on May 1, 2000, comparable sales were up 6.0% compared to the same period in 1999, a change in trend of 13.8 percentage points. Guest counts during the same eight weeks in May and June were up 5.9% when compared to the prior year, the first sustained positive guest counts experienced by Chi-Chi's in several years. The media introduction included television advertising in most markets featuring a stylized burial of Chi-Chi's old menu and a celebration of Chi-Chi's new menu. Additionally, a freestanding insert was distributed on May 7, 2000 featuring several of the new menu items.

     Costs related to the introduction of Chi-Chi's Menu 2000 negatively impacted EBITDA for the second quarter of 2000. Gross margin was negatively impacted by introductory food and labor costs including training totalling approximately $1.8 million. Expenses for menus, uniforms and small equipment were approximately $600,000.

     In the second quarter of 2000, comparable sales for Koo Koo Roo were down 5.8% as compared to the same period in 1999. Koo Koo Roo's marketing activities for the quarter included the introduction of a new baked potato line - Koo Koo Roo Stuffers Baked Potatoes(TM). This product line was a limited time promotion. This program was followed by the introduction of Skinless BBQ Chicken. Along with the BBQ Chicken, Koo Koo Roo introduced a line-up of seasonal summer sides including fresh dill potato salad, seedless watermelon, BBQ beans and fresh corn-on-the-cob. This marketing program was designed to increase customer frequency and bring in new customers and was supported by product offers, including print advertising and in-store merchandising materials in all markets. Comparable sales for Hamburger Hamlet were down 0.4% for the second quarter of 2000. During the second quarter of 2000, Hamlet announced its 50th anniversary with a full-page newspaper ad in its core market. Additionally, the marketing activity continued to focus on building dinner sales with the "Hamlet At Night" dinner menus.

     Product costs of $36,274,000 for the second quarter of 2000 decreased by $651,000 or 1.8% as compared to the same period in 1999. For the first six months of 2000, product costs of $70,354,000 decreased by $2,292,000 or 3.2% as compared to the same period in 1999. The decreases are primarily due to favorable commodity prices, most notably in cheese, offset by inefficiencies related to the start-up of Chi-Chi's Menu 2000. These commodity savings were also reflected as a percentage of sales, as product costs decreased to 26.0% in the first six months of 2000 as compared to 26.5% in the same period in 1999.

     Payroll and related costs of $48,832,000 for the second quarter of 2000 decreased by $663,000 or 1.3% as compared to the same period in 1999. For the first six months of 2000, payroll and related costs of $96,016,000 decreased by $1,419,000 or 1.5% as compared to the same period in 1999. As a percentage of sales, payroll and related costs increased slightly from 35.3% in the second quarter of 1999 to 35.4% in the same period of 2000 and decreased to 35.4% in the first six months of 2000 as compared to 35.5% in the same period in 1999. The change in payroll and related costs was primarily due to reduced management costs related to divested Chi-Chi's restaurants, offset by Chi-Chi's Menu 2000 training costs.

     The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. In California, the state's minimum wage was increased to $5.75 on March 1, 1998. In response to the minimum wage increase on March 1, 1998, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Similarly, in March 1998, KKR also raised menu prices for its Koo Koo Roo restaurants. No minimum wage increases are scheduled for 2000 at this time, but it is anticipated that the United States Congress will pass a minimum wage increase later this year.

     Occupancy and other operating expenses of $35,637,000 for the second quarter of 2000 increased by $1,245,000 or 3.6% as compared to the same period in 1999. For the first six months of 2000, occupancy and other operating expenses of $70,696,000 increased by $1,161,000 or 1.7% as compared to the same period in 1999. As a percentage of sales, occupancy and other operating expenses increased to 25.9% in the second quarter of 2000 as compared to 24.5% in the same period in 1999 and increased to 26.1% in the first six months of 2000 as compared to 25.3% in the same period in 1999. Both variances were the result of costs associated with the introduction of Chi-Chi's Menu 2000 and increased operating expenses in the El Torito division.

     Depreciation and amortization of $6,950,000 for the second quarter of 2000 increased by $712,000 or 11.4% as compared to the same period in 1999. For the first six months of 2000, depreciation and amortization of $14,050,000 increased by $1,135,000 or 8.8% as compared to the same period in 1999. These increases were due to the impact of the Company's ongoing capital expenditure programs.

     General and administrative expenses of $7,693,000 for the second quarter of 2000 decreased by $540,000 or 6.6% as compared to the same period of 1999. For the first six months of 2000, general and administrative expenses of $15,476,000 decreased by $1,395,000 or 8.3% as compared to the same period in 1999. As a percentage of sales, general and administrative expenses decreased to 5.6% in the second quarter of 2000 as compared to 5.9% in the same period of 1999 and decreased to 5.7% in the first six months of 2000 as compared to 6.1% in the same period in 1999. Management continues to closely evaluate the Company's general and administrative cost structure for savings opportunities, especially in light of the completion of the El Torito Sale.

     The Company reported a loss on disposition of properties of $0.6 million in the second quarter of 2000 and $0.5 million for the first six months of 2000 as compared to a loss of $0.8 million for the second quarter in 1999 and $1.2 million for the first six months of 1999.

     Interest expense, net for the second quarter of 2000 of $8,583,000 increased by $973,000 or 12.8% as compared to the same period in 1999. Interest expense, net for the first six months of 2000 of $17,149,000 increased by $2,256,000 or 15.1% as compared to the same period in 1999. These increases are primarily the result of interest on working capital borrowings, of which smaller balances were outstanding during the first six months of 1999, and on equipment financings.

Seasonality.
-----------

     The Company, as a whole, does not experience significant seasonal
fluctuations in sales.   However, the Company's sales tend to be slightly
greater during the spring and summer months.

Interest Rate Risk
------------------

     The Company's primary exposure to financial market risks is the impact that interest rate changes could have on the Foothill Credit Facility, of which no working capital borrowings were outstanding as of August 7, 2000. Borrowings under the Foothill Credit Facility bear interest at the prime rate as announced by Wells Fargo Bank plus 1.875% for borrowings less than or equal to $10 million and at the prime rate plus 2.875% for borrowings greater than $10 million.

Selected Division Operating Data.
--------------------------------

     Until October 30, 1998, the Company primarily operated full-service Mexican restaurants in two divisions under the El Torito, Chi-Chi's, Casa Gallardo and other brand names. On October 30, 1998, the Company acquired the Koo Koo Roo and Hamburger Hamlet restaurant operations. At June 25, 2000, the Company's El Torito restaurant division operated 101 full-service and fast-casual restaurants, the Company's Chi-Chi's restaurant division operated 143 full-service restaurants and the Company's Koo Koo Roo restaurant division operated 57 fast-casual and full-service restaurants.

     The following table sets forth certain information regarding the Company, its El Torito, Chi-Chi's, and Koo Koo Roo restaurant divisions.

                                                       For the Quarters Ended                    For the Six Months Ended
                                                ------------------------------------       -----------------------------------
                                                June 25,       June 27,     June 28,       June 25,      June 27,     June 28,
                                                  2000          1999          1998           2000          1999         1998
                                                --------       --------     --------       --------      --------     --------
                                                               ($ in thousands, except average check amount)
El Torito Restaurant Division (a)
--------------------------------
Restaurants Open at End of Period:
     Owned/operated                                   101             98           94             101           98           94
     Franchised and Licensed                           11              9            8              11            9            8
Sales                                           $  59,822      $  58,674    $  57,583      $  114,997    $ 112,100    $ 109,392
Restaurant Level Cashflow (b)                      10,505         10,276        9,943          18,964       18,498       17,030
Divisional EBITDA (c)                               7,702          7,514        6,985          13,276       12,130       11,298
Percentage increase (decrease) in
     comparable restaurant sales                     (1.3)%          1.0%         0.3%           (1.0)%        1.9%        (0.5)%
Average check (excluding
     alcoholic beverage sales)                  $   10.97      $   10.87    $   10.10      $    10.95    $   10.61    $    9.95

Chi-Chi's Restaurant Division
-----------------------------
Restaurants Open at End of Period:
     Owned/operated                                   143            154          179             143          154          179
     Franchised and Licensed                           13             13           13              13           13           13
Sales                                           $  55,916      $  58,927       62,512         111,855    $ 117,705    $ 124,009
Restaurant Level Cashflow (b)                       3,882          6,278        4,809           9,571       10,899        8,937
Divisional EBITDA (c)                                 579          2,415        1,102           2,965        3,419        1,204
Percentage increase (decrease) in
     comparable restaurant sales                      0.3%           1.3%        (1.4)%           0.7%         1.2%        (0.2)%
Average check (excluding
     alcoholic beverage sales)                  $    9.62      $    9.41    $    8.20 (d)  $     9.70    $    9.14    $    8.21 (d)

Koo Koo Roo Restaurant Division (e)
----------------------------------
Restaurants Open at End of Period:
     Owned/operated                                    57             56            0              57           56            0
     Franchised and Licensed                            -              3            0               -            3            0
Sales                                           $  22,117      $  22,714    $       0      $   44,117    $  44,768    $       0
Restaurant Level Cashflow (b)                       2,725          2,949            0           5,368        5,560            0
Divisional EBITDA (c)                               1,191          1,429            0           2,294        2,651            0
Percentage decrease in
     comparable restaurant sales                     (3.8)%          N.A.         N.A.           (2.8)%        N.A.         N.A.
Average check
     (Koo Koo Roo restaurants only)             $    9.26           9.06    $     N.A.     $     9.23    $    8.90    $     N.A.

Total Company
-------------
Restaurants Open at End of Period:
     Owned/operated                                   301            308          273             301          308          273
     Franchised and Licensed                           24             25           21              24           25           21
Sales                                           $ 137,855      $ 140,315    $ 120,095      $  270,969    $ 274,573    $ 233,401
EBITDA (f)                                          9,419         11,270        8,021          18,427       18,086       12,392


(a) The El Torito Division (minus six restaurants) was sold to Acapulco on June 28, 2000.
(b) Restaurant Level Cashflow with respect to any operating division represents Divisional EBITDA (as defined below) before general and administrative expenses and any net franchise profit or miscellaneous income (expense) reported by the respective division.
(c) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, interest, taxes, depreciation and amortization.
(d)  Restated to conform to the 2000 and 1999 presentation.
(e) Koo Koo Roo and Hamburger Hamlet restaurant operations were acquired on October 30, 1998.
(f) EBITDA is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

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

        None.

Item 3.   Defaults Upon Senior Securities
------

        None.

Item 4.   Submission of Matters to a Vote of Security Holders
------

        The annual meeting of stockholders was held on June 22, 2000. Stockholders voted in person or by proxy for the following purposes:

        (a) Stockholders voted to elect Kevin S. Relyea, A. William Allen, III, David J. Ament, Peter P. Copses, George G. Golleher and Antony P. Ressler as directors, each to serve until the next annual meeting of stockholders and until his successor is duly elected and qualified. There were no broker non-votes. Votes for each director were as follows:


                                           Votes For      Votes Against
                                          -----------     -------------
             Kevin S. Relyea              174,394,553       1,165,350
             A. William Allen, III        174,561,428         998,475
             David J. Ament               174,512,716       1,047,187
             Peter P. Copses              174,541,591       1,018,312
             George G. Golleher           174,569,328         990,575
             Antony P. Ressler            174,535,025       1,024,878

        (b) Stockholders voted to approve and ratify the appointment of KPMG LLP as the Company's independent accountants for the fiscal year ending December 31, 2000. 174,884,708 shares were voted for this proposal, 465,403 were voted against, there were 209,792 abstentions and no broker non-votes.

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

            2  (c)  Amendment No. 1 to Stock Purchase Agreement dated as of June
                    28, 2000, by and among the Company, FRI-MRD Corporation and Acapulco Acquisition Corp. (Filed as Exhibit 2.2 to the Company's Form 8-K filed with the SEC on July 5, 2000.)

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

       _____
       * Filed herewith.

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

Date:  August 9, 2000