Form 10-Q
period 2000-09-24
PRANDIUM INC
filed 2000-11-08
CIK 813856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



   X    Quarterly report pursuant to section 13 or 15(d) of the Securities
 -----
     Exchange Act of 1934

For the quarterly period ended September 24, 2000 or

_____  Transition report pursuant to section 13 or 15(d) of the Securities

     Exchange Act of 1934

For the transition period from __________________ to ___________________

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

                          Yes    X        No _______
                              -------


As of November 6, 2000, the registrant had issued and outstanding 180,380,513 shares of common stock, $.01 par value per share.

                        PART I. FINANCIAL INFORMATION
                        -----------------------------

Item 1.  Financial Statements
-------

                                PRANDIUM, INC.
                                --------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                               ($ in thousands)
                               ----------------

                                                                                     September 24,               December 26,
                                                                                        2000                         1999
                                                                                     -------------               ------------
                                                                                      (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                                         $      68,104               $      3,600
   Receivables                                                                               2,304                      2,408
   Inventories                                                                               2,268                      2,672
   Other current assets                                                                      2,831                      3,098
   Property held for sale                                                                        -                     55,835
                                                                                     -------------               ------------
        Total current assets                                                                75,507                     67,613

Property and equipment, net                                                                131,856                    137,460
Costs in excess of net assets of business acquired, net                                     65,012                     66,293
Other assets                                                                                16,545                     15,267
                                                                                     -------------               ------------
                                                                                     $     288,920               $    286,633
                                                                                     =============               ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
   Working capital borrowings                                                        $           -               $     21,850
   Current portion of long-term debt, including capitalized lease obligations                2,136                      1,000
   Accounts payable                                                                          9,614                      9,228
   Current portion of self-insurance reserves                                                3,083                      2,601
   Other accrued liabilities                                                                49,735                     57,711
   Income taxes payable                                                                      4,437                      3,638
                                                                                     -------------               ------------
        Total current liablities                                                            69,005                     96,028

Self-insurance reserves                                                                      5,255                      6,560
Other long-term liabilities                                                                  3,542                      3,779
Long-term debt, including capitalized lease obligations, less current portion              236,190                    237,871

Commitments and contingencies

Stockholders' deficit:
   Common stock - authorized 300,000,000 shares, par value $.01 per share,
     180,380,513 shares issued and outstanding on September 24, 2000 and on
     December 26, 1999                                                                       1,804                      1,804
   Additional paid-in capital                                                              222,353                    222,353
   Accumulated deficit                                                                    (249,229)                  (281,762)
                                                                                     -------------               ------------
        Total stockholders' deficit                                                        (25,072)                   (57,605)
                                                                                     -------------               ------------
                                                                                     $     288,920               $    286,633
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

                                                                                        For the Quarters Ended
                                                                                --------------------------------------
                                                                                September 24,            September 26,
                                                                                    2000                     1999
                                                                                -------------            -------------
     Sales                                                                      $      78,040            $     134,264
                                                                                -------------            -------------
     Product costs                                                                     21,656                   35,324
     Payroll and related costs                                                         27,985                   47,790
     Occupancy and other operating expenses                                            22,284                   35,185
     Depreciation and amortization                                                      4,476                    7,017
     General and administrative expenses                                                5,477                    7,637
     Opening costs                                                                        326                      688
     Loss on disposition of properties, net                                               582                    1,806
     Provision for divestitures and write-down of long-lived assets                     1,730                        -
                                                                                -------------            -------------

          Total costs and expenses                                                     84,516                  135,447
                                                                                -------------            -------------
     Operating loss                                                                    (6,476)                  (1,183)

     Interest expense, net                                                              7,131                    8,170
     Gain on sale of division                                                         (60,978)                       -
                                                                                -------------            -------------

     Income (loss) before income tax provision                                         47,371                   (9,353)

     Income tax provision                                                               1,272                      147
                                                                                -------------            -------------

     Net income (loss)                                                          $      46,099            $      (9,500)
                                                                                =============            =============

     Net income (loss) per share - basic and diluted                            $        0.26            $       (0.05)
                                                                                =============            =============

     Weighted average shares outstanding - basic and diluted                      180,380,513              180,380,513
                                                                                =============            =============

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                ----------------------------------------------
                  ($ in thousands, except per share amounts)
                  ------------------------------------------
                                  (Unaudited)


                                                                             For the Nine Months Ended
                                                                          ----------------------------------
                                                                            September 24,         September 26,
                                                                                 2000                  1999
                                                                            ---------------------------------

          Sales                                                             $    349,009         $    408,837
                                                                            ------------         ------------
          Product costs                                                           92,010              107,970
          Payroll and related costs                                              124,001              145,225
          Occupancy and other operating expenses                                  92,980              104,720
          Depreciation and amortization                                           18,526               19,932
          General and administrative expenses                                     20,953               24,508
          Opening costs                                                              412                2,391
          Loss on disposition of properties, net                                   1,036                2,999
          Provision for divestitures and write-down of long-lived assets           1,730                    -
                                                                            ------------         ------------
               Total costs and expenses                                          351,648              407,745
                                                                            ------------         ------------
          Operating income (loss)                                                 (2,639)               1,092

          Interest expense, net                                                   24,280               23,063
          Gain on sale of division                                               (60,978)                   -
                                                                            ------------         ------------
          Income (loss) before income tax provision                               34,059              (21,971)

          Income tax provision                                                     1,526                  441
                                                                            ------------         ------------
          Net income (loss)                                                 $     32,533         $    (22,412)
                                                                            ============         ============

          Net income (loss) per share - basic and diluted                   $       0.18         $      (0.12)
                                                                            ============         ============

          Weighted average shares outstanding - basic and diluted            180,380,513          180,380,513
                                                                            ============          ===========


See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                -------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                               ($ in thousands)
                                  (Unaudited)

                                                                                              For the Nine Months Ended
                                                                                   ----------------------------------------
                                                                                        September 24,         September 26,
                                                                                           2000                  1999
                                                                                   --------------------    ----------------
Cash flows from operating activities:
   Cash received from customers, franchisees and licensees                          $      350,945         $      410,153
   Cash paid to suppliers and employees                                                   (333,661)              (401,111)
   Interest paid, net                                                                      (30,517)               (15,219)
   Opening costs                                                                              (412)                (2,391)
   Income taxes paid                                                                          (727)                  (569)
                                                                                   ---------------         --------------

       Net cash used in operating activities                                               (14,372)                (9,137)
                                                                                   ---------------         --------------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment                                          1,075                  1,787
   Proceeds from sale of notes receivable, net                                                   -                  3,246
   Proceeds from payments on notes receivable                                                  530                  2,076
   Cash required for Merger and Hamlet Acquisition                                               -                 (2,300)
   Capital expenditures                                                                    (10,824)               (24,354)
   Lease termination payments                                                                 (695)                (2,855)
   Other divestment expenditures                                                            (1,583)                (1,811)
   Proceeds from the El Torito Sale, net                                                   113,572                      -
   Other                                                                                    (1,597)                  (746)
                                                                                   ---------------         --------------

       Net cash provided by (used in) investing activities                                 100,478                (24,957)
                                                                                   ---------------         --------------

Cash flows from financing activities:
   Proceeds from (repayments of) working capital borrowings, net                           (21,850)                21,800
   Proceeds from equipment financing                                                         2,672                      -
   Payment of debt issuance costs                                                                -                   (177)
   Reductions of long-term debt, including capitalized lease obligations                    (2,424)                (1,521)
                                                                                   ---------------         --------------

       Net cash provided by (used in) financing activities                                 (21,602)                20,102
                                                                                   ---------------         --------------

Net increase (decrease) in cash and cash equivalents                                        64,504                (13,992)
Cash and cash equivalents at beginning of period                                             3,600                 17,707
                                                                                   ---------------         --------------

Cash and cash equivalents at end of period                                          $       68,104         $        3,715
                                                                                   ===============         ==============

Reconciliation of net income (loss) to net cash used in operating activities:

Net income (loss)                                                                   $       32,533         $      (22,412)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                                            18,526                 19,932
   Amortization of debt issuance costs and deferred gain                                       997                  1,164
   Loss on disposition of properties                                                         1,036                  2,999
   Provision for divestitures and write-down of long-lived assets                            1,730                      -
   Gain on sale of division                                                                (60,978)                     -
   Accretion of interest on discount notes                                                       -                  7,147
   (Increase) decrease in receivables, inventories and other current assets                  1,751                 (1,329)
   Decrease in accounts payable, self-insurance reserves, other accrued liabilities
       and income taxes payable                                                             (9,967)               (16,638)
                                                                                   ---------------         --------------

Net cash used in operating activities                                               $      (14,372)        $       (9,137)
                                                                                   ===============         ==============


See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)

     1.   Company. Prandium, Inc. (together with its subsidiaries, the
          -------
"Company"), was incorporated in Delaware in 1986. The Company is primarily engaged in the operation of restaurants in the full-service and fast-casual segments, through its subsidiaries. At September 24, 2000, the Company operated 206 restaurants in 22 states, approximately 62% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 13 restaurants outside the United States.

     2.   Financial Statements.  The Condensed Consolidated Financial Statements
          --------------------
in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Fiscal Year Ended December 26, 1999 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter and nine months ended September 24, 2000 are not necessarily indicative of those for the full year. Certain amounts as previously reported have been reclassified to conform to the 2000 presentation.

     3.   Sale of El Torito Division. On June 28, 2000, the Company completed
          --------------------------
the sale of substantially all of the El Torito Division to Acapulco Acquisition Corp. ("Acapulco") in a transaction with an adjusted enterprise value of approximately $129.5 million (the "El Torito Sale"). At June 28, 2000, the El Torito Division operated 97 full-service restaurants and four fast-casual restaurants in eleven states and franchised and licensed eleven restaurants outside the United States. All but two full-service restaurants and none of the four fast-casual restaurants were included in the El Torito Sale. As a result of the El Torito Sale, the Company received, subject to a preliminary $0.7 million post-closing adjustment based on a closing balance sheet, $128.8 million, consisting of $114.0 million in cash, the assumption of $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, and $5.0 million deposited in escrow. The Company recorded a pretax gain of $61.0 million in the third quarter of fiscal 2000 as a result of this transaction. A portion of the net cash proceeds was used to pay indebtedness outstanding under the Foothill Credit Facility (as defined below) of $25.9 million.

     The 95 full-service El Torito Division restaurants that were sold generated sales of $112,409,000 and $163,486,000 for the six months and two days ended June 27, 2000 (through date of sale) and the nine months ended September 26, 1999, respectively, and produced El Torito Division operating income of $5,411,000 and $8,364,000, respectively. Such operating income includes charges for allocated corporate general and administrative expenses of $2,889,000 and $4,138,000 for the six months and two days ended June 27, 2000 and the nine months ended September 26, 1999, respectively.

     4.   Strategic Divestment Programs.  In the fourth quarter of 1999, three
          -----------------------------
non-strategic Koo Koo Roo restaurants were designated for divestment (the "KKR Strategic Divestment Program"). In conjunction with the KKR Strategic Divestment Program, the Company recorded a provision for divestitures of $904,000. This provision consisted of costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. During the nine months ended September 24, 2000, these restaurants (including one restaurant divested in March 2000) had sales of $975,000 and restaurant level operating losses of $284,000. For the nine months ended September 24, 2000, the Company paid $55,000 for divestment-related costs. The KKR Strategic Divestment Program is scheduled to be completed by the end of fiscal 2000, and the operating results will be included in the Company's consolidated statement of operations until the divestments are completed. As a result of operating losses which have continued into the fourth quarter of 2000, the Company decided to explore the divestment of nine additional Koo Koo Roo restaurants. After consideration of the timing and costs associated with these potential divestments, an additional provision for divestitures, including the write-down of long-lived assets with a net book value at September 24, 2000 of approximately $2.8 million, may be recorded in the fourth quarter of 2000.

     In the fourth quarter of 1998, 48 non-strategic Chi-Chi's restaurants were designated for divestment (the "CC Strategic Divestment Program"). In conjunction with the CC Strategic Divestment Program, the Company recorded a provision for divestitures of $22,884,000, including divestment reserves of $12,256,000. During the fourth quarter of 1999, the Company determined that it would not be able to satisfactorily negotiate lease terminations or subleases for 20 operating restaurants of the 48 Chi-Chi's restaurants designated for divestment. As a result, these 20 restaurants were removed from the CC Strategic Divestment Program, and $1,048,000 previously recorded in conjunction with the provision for divestitures was reversed during the fourth quarter of 1999. After this reversal, eight restaurants (including four restaurants divested in the first nine months of 2000) with sales of $3,078,000 and restaurant level operating losses of $678,000 during the nine months ended September 24, 2000, remain in the CC Strategic Divestment Program. For the nine months ended September 24, 2000, the Company paid (i) $203,000 for severance costs associated with certain restaurant and regional managers who were terminated in connection with the restaurants divested and (ii) $1,689,000 for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. The CC Strategic Divestment Program is scheduled to be completed by the end of fiscal 2000, and the operating results of the restaurants in the CC Strategic Divestment Program will be included in the Company's consolidated statement of operations until the divestments are completed.

     5.   Segment Information. The Company operates exclusively in the food-
          -------------------
service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company. The Company's reportable segments are based on restaurant operating divisions. Operating income (loss) includes the operating results before interest. The corporate component of sales, depreciation and amortization and operating income (loss) represents operating results of the two full-service and four fast-casual restaurants not included in the El Torito Sale, as well as corporate general and administrative expenses. Corporate assets include corporate cash, investments, receivables, asset portions of financing instruments and the two full-service and four fast-casual restaurants not included in the El Torito Sale. Segment information for the El Torito Division has been restated to exclude the results of the two full-service and four fast-casual restaurants not included in the El Torito Sale.

                                                       For the Quarters Ended                  For the Nine Months Ended
                                                ----------------------------------        ----------------------------------
                                                    September 24,    September 26,           September 24,     September 26,
                                                        2000             1999                     2000              1999
                                                -----------------  ---------------        ----------------  ----------------
                                                                                  (Unaudited)
                                                                                ($ in thousands)
Sales
     El Torito Division                          $            910    $      54,058         $      112,409     $     163,486
     Chi-Chi's Division                                    54,195           56,894                166,050           174,599
     Koo Koo Roo Division                                  21,272           21,677                 65,389            66,445
     Corporate                                              1,663            1,635                  5,161             4,307
                                                 ----------------    -------------         --------------     -------------
          Total Sales                            $         78,040    $     134,264         $      349,009     $     408,837
                                                 ================    =============         ==============     =============
Depreciation and Amortization

     El Torito Division                          $             76    $       2,415         $        5,367     $       7,067
     Chi-Chi's Division                                     2,635            2,904                  8,005             7,988
     Koo Koo Roo Division                                   1,368            1,374                  4,028             3,848
     Corporate                                                397              324                  1,126             1,029
                                                 ----------------    -------------         --------------     -------------
          Total Depreciation and Amortization    $          4,476    $       7,017         $       18,526     $      19,932
                                                 ================    =============         ==============     =============
Operating Income (Loss)
     El Torito Division                          $         (2,280)   $       2,725         $        5,411     $       8,364
     Chi-Chi's Division                                    (2,318)          (2,722)                (5,166)           (4,214)
     Koo Koo Roo Division                                    (981)            (507)                (1,481)             (586)
     Corporate                                               (897)            (679)                (1,403)           (2,472)
                                                 ----------------    -------------         --------------     -------------
          Total Operating Income (Loss)          $         (6,476)   $      (1,183)        $       (2,639)    $       1,092
                                                 ================    =============         ==============     =============
Interest Expense, net
     El Torito Division                          $              7    $         410         $        1,227     $         823
     Chi-Chi's Division                                       115              279                    945               455
     Koo Koo Roo Division                                      52               26                    129                69
     Corporate                                              6,957            7,455                 21,979            21,716
                                                 ----------------    -------------         --------------     -------------
          Total Interest Expense, net            $          7,131    $       8,170         $       24,280     $      23,063
                                                 ================    =============         ==============     =============
Capital Expenditures
     El Torito Division                          $              -    $       1,290         $          934     $       6,848
     Chi-Chi's Division                                     3,990            5,824                  6,144            13,571
     Koo Koo Roo Division                                   1,038              548                  2,226             1,682
     Corporate                                                650              589                  1,520             2,253
                                                 ----------------    -------------         --------------     -------------
          Total Capital Expenditures             $          5,678    $       8,251         $       10,824     $      24,354
                                                 ================    =============         ==============     =============

                                                                                             September 24,     December 26,
                                                                                                  2000             1999
                                                                                           --------------     -------------
                                                                                             (Unaudited)
                                                                                                    ($ in thousands)
Total Assets
     El Torito Division                                                                    $            -     $      55,835
     Chi-Chi's Division                                                                           107,394           111,077
     Koo Koo Roo Division                                                                          98,405           100,607
     Corporate                                                                                     83,121            19,114
                                                                                           --------------     -------------
        Total Assets                                                                       $      288,920     $     286,633
                                                                                           ==============     =============

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

     As used herein, "comparable restaurants" means restaurants operated by the Company for at least eighteen months and that continued in operation through the end of the third quarter of 2000.

Liquidity and Capital Resources
-------------------------------

     A.  Liquidity

     The Company reported net cash used in operating activities of $14.4 million for the nine months ended September 24, 2000 and $9.1 million for the nine months ended September 26, 1999. Cash needs are being funded by available cash balances, supplemented, as necessary, by working capital advances available under the Foothill Credit Facility (as defined below). The Company's viability has been and will continue to be dependent upon its ability to generate sufficient operating cash flow or cash flow from other sources to meet its obligations on a timely basis, and to comply with the terms of its financing agreements.

     EBITDA. For the first nine months of 2000, the Company reported EBITDA (defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items) of $19.1 million, compared to $26.4 million for the same period in 1999. This reduced level of EBITDA is primarily the result of (i) the sale of the El Torito Division on June 28, 2000 which resulted in $4.8 million less EBITDA in the first nine months of 2000 versus the same period in 1999; (ii) the introduction of Chi-Chi's Menu 2000 which negatively impacted EBITDA in the second quarter of 2000 by $2.4 million; and (iii) decreases in comparable restaurant sales in Koo Koo Roo concept restaurants for the first nine months of 2000. As a result of the sale of the El Torito Division, the Company will be operating at lower EBITDA levels for the foreseeable future.

     The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income
(loss) as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

     Statement of Cash Flows. For the nine months ended September 24, 2000, net cash used in operating activities was $14.4 million compared to $9.1 million for the same period in 1999. This change was primarily due to the $15.3 million in additional interest paid, partially offset by the $8.2 million improvement in cash received from customers, franchisees and licensees net of cash paid to suppliers and employers and $2.0 million in reduced opening costs. For the first nine months of 2000, net cash provided by investing activities was $100.5 million compared to $25.0 million used in investing activities for the same period in 1999. This change was primarily due to net proceeds received from the El Torito Sale of $113.6 million, along with a reduction in capital expenditures of $13.5 million. For the first nine months of 2000, net cash used in financing activities was $21.6 million compared to $20.1 million provided by financing activities for the same period in 1999. During the first nine months of 2000, $21.9 million in working capital borrowings were repaid versus $21.8 million in net working capital borrowings received during the first nine months of 1999.

     Working Capital Deficiency. The Company normally operates with a substantial working capital deficiency because:

     . restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable;

     .    rapid turnover allows a limited investment in inventories; and

     . cash from sales is applied to the payment of related accounts payable for food, beverages and supplies which are generally purchased on trade credit terms.

     The Company had a working capital balance of $6.5 million on September 24, 2000 due to significant cash balances generated by the El Torito Sale.

     Credit Facility and Other Long-Term Debt. On January 10, 1997, the Company entered into a five-year, $35 million credit facility with Foothill Capital Corporation (the "Foothill Credit Facility") to provide for the ongoing working capital needs of the Company. As a result of the acquisition of KKR on October 30, 1998, the Company increased the Foothill Credit Facility to $55 million. In connection with the El Torito Sale, (i) the Company used a portion of the cash proceeds from the sale to repay $25.9 million outstanding under the Foothill Credit Facility and (ii) the Foothill Credit Facility was amended and restated to adjust all restrictive covenants to reflect the El Torito Sale and reduce the credit facility to a maximum of $20 million (subject to certain limitations) of letters of credit and revolving cash borrowings. The Foothill Credit Facility:

     . is secured by substantially all of the real and personal property of the Company;

     . contains covenants which restrict, among other things, the Company's ability to incur debt, pay dividends on or redeem capital stock, make certain types of investments, make dispositions of assets and engage in mergers and consolidations; and

     . expires on January 10, 2002, however, if by October 2, 2001 the Company's senior and subordinated debt maturities for those issues that currently mature in 2002 are not extended by at least one year, then (i) any revolving borrowings must be repaid and (ii) letters of credit must be cash collateralized on October 2, 2001.

     The Company was in compliance with all financial ratios at September 24, 2000. Letters of credit are issued under the Foothill Credit Facility primarily to provide security for future amounts payable under the Company's workers' compensation insurance program ($10.1 million of such letters of credit were outstanding as of November 6, 2000). No working capital borrowings were outstanding as of November 6, 2000.

     After completion of the El Torito Sale, the Company continues to be highly leveraged and have significant annual debt service requirements. In addition to requirements under the Foothill Credit Facility, the Company's debt service requirements are as follows:

                                                 Cash
                 Full Year                     Interest      Principal
                 ---------                     --------      ---------
                                                   ($ in Millions)
                   2000                          $28.7         $  1.4
                   2001                           28.5            1.2
                   2002                           15.7          203.6
                   2003                            3.5            0.5
                   2004                            1.8           31.1

     Although management believes that the proceeds available to the Company as a result of the El Torito Sale should be sufficient to meet its operating and debt service requirements through the end of fiscal 2001, there can be no assurance that the Company will be able to repay or refinance its 9-3/4% Senior Notes due February 1, 2002 and its 10-7/8% Senior Subordinated Discount Notes due February 1, 2004, or that FRI-MRD Corporation will be able to repay or refinance its 15% Senior Discount Notes due January 24, 2002 and its 14% Senior Secured Discount Notes due January 24, 2002, at their respective maturities. The Company continues to explore various alternatives to restructure or further reduce its debt.

     B.  Capital Expenditures

     Net cash provided by investing activities was $100.5 million for the first nine months of 2000, including $10.8 million used for capital expenditures, as compared to net cash used in investing activities of $25.0 million for the same period in 1999. The change in net cash provided by (used in) investing activities for the first nine months of 2000 was primarily due to (i) net proceeds from the completion of the El Torito Sale and (ii) lower capital expenditures in 2000.

     Capital expenditures for the first nine months of 2000 were $10.8 million including $0.9 million for El Torito. During the first quarter of 2000, capital expenditures were maintained at a minimum maintenance level. During the second and third quarters of 2000, the Company spent $3.7 million and $5.7 million, respectively, on capital expenditures including approximately $737,000 for El Torito. The Company is remodelling 15 Chi-Chi's during fiscal 2000 as well as two Hamburger Hamlets. Additionally, the Company has opened three new Koo Koo Roo locations in fiscal 2000; these restaurants opened on February 1st in Toluca Lake, California, July 8th in West Los Angeles and October 14th in Irvine, California. The Company plans to spend between $17 million and $18 million in capital expenditures for fiscal 2000.

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

Recent Accounting Pronouncements
--------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after December 15, 2000. The Company has no instruments or transactions subject to SFAS 133.

Results of Operations.
---------------------

     The Company's total sales of $78,040,000 for the third quarter of 2000 decreased by $56,224,000 or 41.9% as compared to the same period in 1999. For the first nine months of 2000, total Company sales of $349,009,000 decreased by $59,828,000 or 14.6% as compared to the same period in 1999. These decreases were due to (i) the loss of sales from the El Torito Division which was sold by the Company on June 28, 2000, (ii) sales decreases in comparable restaurants and
(iii) sales decreases for restaurants sold or closed, partially offset by sales from new restaurants. The breakdown of the sales decreases for the third quarter and first nine months of 2000 is detailed below:

                                                                 Change in                 Change in
                                                               Third Quarter           First Nine Months
                                                                   Sales                     Sales
                                                           -------------------      --------------------
                                                                           ($ in thousands)
     Sales of the El Torito Division                                  $(53,148)                 $(51,077)
     Decrease in Sales of Comparable Restaurants                        (1,003)                   (1,810)
     Decrease in Sales of Restaurants Sold or Closed                    (2,823)                   (8,750)
     Sales from New Restaurants                                            750                     1,809
                                                                      --------                  --------
          Total                                                       $(56,224)                 $(59,828)
                                                                      ========                  ========

     Sales for comparable restaurants of $74,178,000 for the third quarter of 2000 decreased by $1,003,000 or 1.3% as compared to the same period in 1999. For the first nine months of 2000, sales of comparable restaurants of $226,820,000 decreased by $1,810,000 or 0.8% as compared to the same period in 1999. As shown below, these decreases were due to decreased sales for comparable Koo Koo Roo and Chi-Chi's division restaurants for the third quarter and decreases in comparable Koo Koo Roo division sales for the first nine months, partially offset by increased sales for Chi-Chi's division restaurants for the same period.

                                                 Change in                      Change in
                                            Third Quarter Sales          First Nine Months Sales
                                         --------------------------    ----------------------------
                                            Amount        Percent         Amount          Percent
                                         -----------    -----------    ------------     -----------
                                                            ($ in thousands)
     Comparable Chi-Chi's                   $  (103)         (0.2)%        $   609          0.4 %
     Comparable KKR/Hamlet                     (900)         (4.3)          (2,419)        (3.7)
                                            -------                        -------
                Total                       $(1,003)         (1.3)%        $(1,810)        (0.8)%
                                            =======          =====         =======         =====

     Comparable sales for Chi-Chi's were down 0.2% for the third quarter of 2000 when compared to the same period in 1999. Seven of the thirteen weeks of the quarter had positive comparable sales including the last four weeks which averaged increases of 3.3% when compared to 1999 on an unweighted basis. Chi-Chi's advertised its new menu on network or cable television in markets covering approximately 75% of its restaurants for eight of the thirteen weeks of the third quarter. Another 13% of its restaurants were supported by radio advertising and the remaining markets received freestanding inserts in their local newspaper. Beginning August 23rd, Chi-Chi's rolled out a SalsaBug program that features new Volkswagen Beetles, decorated with a giant sombrero and the Chi-Chi's logo, visiting high traffic areas in many of the markets. The program will continue through December 3, 2000 and focuses on both Chi-Chi's new Weekday Fiesta Cantina program and its carryout menu. Concurrently, a sweepstakes with three Beetles as grand prizes is featured in posters at the restaurants, in freestanding newspaper inserts and in the flyers handed out by the SalsaBug drivers.

     Costs related to the introduction of Chi-Chi's Menu 2000 negatively impacted EBITDA for the second quarter and first nine months of 2000. Gross margin was negatively impacted by introductory food and labor costs including training totalling approximately $1.8 million. Expenses for menus, uniforms and small equipment were approximately $600,000.

     In the third quarter of 2000, comparable sales for Koo Koo Roo were down 8.4% as compared to the same period in 1999. Marketing activities for the quarter included the continuation of Skinless BBQ Chicken and the introduction of the new tag line -"Chicken with Exceptional Taste." Koo Koo Roo's new campaign, launched at the end of the third quarter, utilized radio, outdoor and print advertising and in-store merchandising materials. Comparable sales for Hamburger Hamlet were up 2.6% for the third quarter of 2000 as compared to the same period in 1999. During the third quarter, a new "Hamlet at Night" menu was introduced which included new entrees, appetizers and desserts.

     Product costs of $21,656,000 for the third quarter of 2000 decreased by $13,668,000 or 38.7% as compared to the same period in 1999. For the first nine months of 2000, product costs of $92,010,000 decreased by $15,960,000 or 14.8% as compared to the same period in 1999. As a percentage of sales, product costs increased from 26.3% in the third quarter of 1999 to 27.8% in the same period of 2000, but were flat at 26.4% in the first nine months of 2000 as compared to the same period in 1999. The decreases are primarily due to the El Torito Sale which accounts for $12,902,000 of the decreases and favorable commodity prices, most notably in cheese, partially offset by inefficiencies related to the start-up of Chi-Chi's Menu 2000.

     Payroll and related costs of $27,985,000 for the third quarter of 2000 decreased by $19,805,000 or 41.4% as compared to the same period in 1999. For the first nine months of 2000, payroll and related costs of $124,001,000 decreased by $21,224,000 or 14.6% as compared to the same period in 1999. As a percentage of sales, payroll and related costs increased from 35.6% in the third quarter of 1999 to 35.9% in the same period of 2000, but were flat at 35.5% in the first nine months of 2000 as compared to the same period in 1999. The change in payroll and related costs was primarily due to the El Torito Sale which accounts for $18,759,000 of the decreases and reduced management costs related to divested Chi-Chi's restaurants, primarily offset by Chi-Chi's Menu 2000 training costs.

     The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. In California, the state's minimum wage was increased to $5.75 on March 1, 1998. In response to the minimum wage increase on March 1, 1998, the Company raised menu prices at its El Torito restaurants in an effort to recover the higher payroll costs. Similarly, in March 1998, KKR also raised menu prices for its Koo Koo Roo restaurants. No minimum wage increases are scheduled for 2000 at this time, but it is anticipated that the United States Congress will pass a minimum wage increase later this year. In October 2000, the California Industrial Welfare Commission voted to increase that state's minimum wage by 50c on January 1, 2001 with another 50c increase to occur on January 1, 2002. As the Company completes its strategic plan for 2001, it will consider initiatives to mitigate the effects of this minimum wage increase.

     Occupancy and other operating expenses of $22,284,000 for the third quarter of 2000 decreased by $12,901,000 or 36.7% as compared to the same period in 1999. For the first nine months of 2000, occupancy and other operating expenses of $92,980,000 decreased by $11,740,000 or 11.2% as compared to the same period in 1999. As a percentage of sales, occupancy and other operating expenses increased to 28.6% in the third quarter of 2000 as compared to 26.2% in the same period in 1999 and increased to 26.6% in the first nine months of 2000 as compared to 25.6% in the same period in 1999. Both variances were the result of the El Torito Sale which accounts for $13,086,000 of the decreases, partially offset by costs associated with the introduction of Chi-Chi's Menu 2000 and increased operating expenses in the El Torito division during the first six months of 2000.

     Depreciation and amortization of $4,476,000 for the third quarter of 2000 decreased by $2,541,000 or 36.2% as compared to the same period in 1999. For the first nine months of 2000, depreciation and amortization of $18,526,000 decreased by $1,406,000 or 7.1% as compared to the same period in 1999. These decreases were due to the El Torito Sale which accounts for $2,339,000 of the decreases, partially offset in the nine month period by the impact of the Company's ongoing capital expenditure programs.

     General and administrative expenses of $5,477,000 for the third quarter of 2000 decreased by $2,160,000 or 28.3% as compared to the same period of 1999. For the first nine months of 2000, general and administrative expenses of $20,953,000 decreased by $3,555,000 or 14.5% as compared to the same period in 1999. As a percentage of sales, general and administrative expenses increased to 7.0% in the third quarter of 2000 as compared to 5.7% in the same period of 1999, but remained unchanged at 6.0% in the first nine months of 2000 as compared to the same period in 1999. The increase as a percentage of sales for the quarter primarily reflects general and administrative expenses spread over fewer restaurants due to the El Torito Sale. The Company is in the process of eliminating approximately 50 positions in its corporate offices as it reorganizes after the El Torito Sale. Management continues to closely evaluate the Company's general and administrative cost structure for additional savings opportunities in light of the completion of the El Torito Sale.

     The Company reported a loss on disposition of properties of $0.6 million in the third quarter of 2000 and $1.0 million for the first nine months of 2000 as compared to a loss of $1.8 million for the third quarter in 1999 and $3.0 million for the first nine months of 1999.

     As a result of a continued review of operating results, the Company identified three unprofitable fast-casual restaurants that were retained after the sale of El Torito which may either take too long to recover profitability or may not recover at all, despite current operational improvement programs. In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded a write-down of long-lived assets of $1.7 million to reduce the assets' carrying value to their estimated fair market value.

     On October 30, 2000, the Company marked the two-year anniversary of the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurant operations. Since the acquisition, the Koo Koo Roo restaurants have achieved operating results lower than those anticipated by management. The Koo Koo Roo operations have been impacted by negative comparable restaurant sales for 1999 and for the first nine months of 2000. During the fourth quarter of 2000, as the Company determines its strategic plans and objectives for 2001 and the future, management will continue to evaluate the future prospects for this concept and the recoverability of costs in excess of net assets of business acquired, net amounting to approximately $48.1 million at September 24, 2000.

     Interest expense, net for the third quarter of 2000 of $7,131,000 decreased by $1,039,000 or 12.7% as compared to the same period in 1999. Interest expense, net for the first nine months of 2000 of $24,280,000 increased by $1,217,000 or 5.3% as compared to the same period in 1999. The decrease is primarily the result of lower working capital borrowings during the third quarter. The increase in the first nine months is primarily the result of interest on working capital borrowings, of which smaller balances were outstanding during the first six months of 1999, and interest on equipment financings. Interest expense for the quarter and nine months ended September 24, 2000 includes the write-off of $516,000 in debt issuance costs due to the amendment of the Foothill Credit Facility.

     The Company recorded a pretax gain of $60,978,000 in the third quarter of 2000 as a result of the sale of the El Torito Division.

Seasonality.
-----------

     The Company, as a whole, does not experience significant seasonal fluctuations in sales. However, the Company's sales tend to be slightly greater during the spring and summer months.

Interest Rate Risk
------------------

     The Company's primary exposure to financial market risks is the impact that interest rate changes could have on the Foothill Credit Facility, of which no working capital borrowings were outstanding as of November 6, 2000. Borrowings under the Foothill Credit Facility bear interest at the prime rate as announced by Wells Fargo Bank plus 1.875% for borrowings less than or equal to $10 million and at the prime rate plus 2.875% for borrowings greater than $10 million.

Selected Division Operating Data.
--------------------------------

     The following table sets forth certain information regarding (i) the Company; (ii) its ongoing Chi-Chi's restaurant division, Koo Koo Roo restaurant division (acquired on October 30, 1998) and other operating restaurants; and
(iii) the El Torito restaurant division divested on June 28, 2000. At September 24, 2000, the Company's Chi-Chi's restaurant division operated 143 full-service restaurants and the Company's Koo Koo Roo restaurant division operated 57 fast-casual and full-service restaurants.

                                                 For the Quarters Ended                          For the Nine Months Ended
                                          ----------------------------------------        -----------------------------------------
                                             Sept. 24,    Sept. 26,    Sept. 27,            Sept. 24,      Sept. 26,      Sept. 27,
                                               2000         1999         1998                 2000           1999          1998
                                          ------------  -----------  -------------        -------------  ------------  ------------
                                                                  ($ in thousands, except average check amount)
Chi-Chi's Restaurant Division
-----------------------------
Restaurants Open at End of Period:
     Owned/operated                               143             152          171                 143           152          171
     Franchised and Licensed                       13              13           12                  13            13           12
Sales                                     $    54,195       $  56,894    $  61,515         $   166,050     $ 174,599   $  185,524
Restaurant Level Cashflow (a)                   4,156           5,290        4,474              13,727        16,189       13,411
Divisional EBITDA (b)                             999           1,900           96               3,964         5,319        1,300
Percentage increase (decrease) in
   comparable restaurant sales                   (0.2)%          (1.0)%        3.1%                0.4%          0.5%         0.9%
Average check (excluding
   alcoholic beverage sales)              $     10.00       $    9.24    $    8.58(c)      $      9.68     $    9.17    $    8.33(c)

Koo Koo Roo Restaurant Division (d)
-----------------------------------
Restaurants Open at End of Period:
     Owned/operated                                57              56            0                  57            56            0
     Franchised and Licensed                        -               1            0                   -             1            0
Sales                                     $    21,272       $  21,677    $       0         $    65,389     $  66,445    $       0
Restaurant Level Cashflow (a)                   2,083           2,335            0               7,451         7,895            0
Divisional EBITDA (b)                             571             927            0               2,865         3,578            0
Percentage decrease in
   comparable restaurant sales                   (4.3)%          N.A.          N.A.               (3.7)%         N.A.         N.A.
Average check
   (Koo Koo Roo restaurants only)         $      9.37       $    9.11    $     N.A.        $      9.28     $    8.98    $     N.A.

Other Operating Restaurants (e)
-------------------------------
Restaurants Open at End of Period:
     Owned/operated                                 6               5          N.A.                  6             5          N.A.
     Franchised and Licensed                        -               -          N.A.                  -             -          N.A.
Sales                                     $     1,663       $   1,635    $     N.A.        $     5,161     $   4,307    $     N.A.
Restaurant Level Cashflow (a)                      (1)             62          N.A.                172           236          N.A.
Divisional EBITDA (b)                            (657)            (23)         N.A.               (621)          (43)         N.A.

Ongoing Operations
------------------
Restaurants Open at End of Period:
     Owned/operated                               206             213          171                 206           213          171
     Franchised and Licensed                       13              14           12                  13            14           12
Sales                                     $    77,130       $  80,206    $  61,515         $   236,600     $ 245,351    $ 185,524
Restaurant Level Cashflow (a)                   6,238           7,687        4,474              21,350        24,320       13,411
Divisional EBITDA (b)                             913           2,804           96               6,208         8,854        1,300

Divested Operations (f)
-----------------------
Restaurants Open at End of Period:
     Owned/operated                                 -              94           95                   -            94           95
     Franchised and Licensed                        -               8            8                   -             8            8
Sales                                     $       910       $  54,058    $  53,778             112,409     $ 163,486    $ 163,170
Restaurant Level Cashflow (a)                    (123)          8,278        8,719              18,668        26,602       25,749
Divisional EBITDA (b)                            (256)          5,592        5,723              12,984        17,742       17,021

Total Company
-------------
Restaurants Open at End of Period:
     Owned/operated                               206             307          266                 206           307          266
     Franchised and Licensed                       13              22           20                  13            22           20
Sales                                     $    78,040       $ 134,264    $ 115,293         $   349,009     $ 408,837    $ 348,694
EBITDA (g)                                        638           8,328        5,761              19,065        26,414       18,153

(a) Restaurant Level Cashflow with respect to any operating division represents Divisional EBITDA (as defined below) before general and administrative expenses and any net franchise profit or miscellaneous income (expense) reported by the respective division.
(b) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, interest, taxes, depreciation and amortization. Corporate general and administrative expenses that would have been allocated to the El Torito Division prior to the sale of that division are being charged to Other Operating Restaurants in 2000 so as not to distort the year-over-year comparisons of the Chi-Chi's and Koo Koo Roo Restaurant Divisions.
(c)  Restated to conform to the 2000 and 1999 presentation.
(d) Koo Koo Roo and Hamburger Hamlet restaurant operations were acquired on October 30, 1998.
(e) Results for these restaurants are included in the results of Divested Operations (El Torito Division) for 1998.
(f) Divested Operations represents the results of the El Torito Division until it was divested on June 28, 2000.
(g) EBITDA is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

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

          10 (a) Amended and Restated Loan and Security Agreement by and among Prandium, Inc., FRI-MRD Corporation, Chi-Chi's, Inc., each of their subsidiaries, and Foothill Capital Corporation, dated as of July 19, 2000. (Filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 24, 2000.)

          10 (b) Amended, Restated and Consolidated General Continuing Guaranty, dated as of July 19, 2000, by and among Prandium, Inc., FRI-MRD Corporation, FRI-Admin Corporation, Koo Koo Roo, Inc., The Hamlet Group, Inc. and Foothill Capital Corporation. (Filed as Exhibit 10.2 to the Company's Form 8-K filed with the SEC on July 24, 2000.)

          10 (c)  Amended and Restated Subordination Agreement, dated as of
                  July 19, 2000, by and among Foothill Capital Corporation, FRI-MRD Corporation and Prandium, Inc. (Filed as Exhibit 10.3 to the Company's Form 8-K filed with the SEC on July 24, 2000.)

          10 (d) Amended, Restated and Consolidated Security Agreement, dated as of July 19, 2000, by and among Foothill Capital Corporation, Prandium, Inc., FRI-MRD Corporation, FRI-Admin Corporation, Koo Koo Roo, Inc., The Hamlet Group, Inc. and each of the subsidiaries of Chi-Chi's, Inc. identified on the signature pages thereto. (Filed as Exhibit 10.4 to the Company's Form 8-K filed with the SEC on July 24, 2000.)

          10 (e) Amended, Restated and Consolidated Stock Pledge Agreement, dated as of July 19, 2000, by and among Prandium, Inc., FRI-MRD Corporation, Chi-Chi's, Inc. and Foothill Capital Corporation. (Filed as Exhibit 10.5 to the Company's Form 8-K filed with the SEC on July 24, 2000.)

          10 (f) Amended and Restated Trademark Security Agreement, dated as of July 19, 2000, by and among Chi-Chi's, Inc. and Foothill Capital Corporation. (Filed as Exhibit 10.6 to the Company's Form 8-K filed with the SEC on July 24, 2000.)

         *27      Financial Data Schedule.

     (b)  Reports on Form 8-K.

          On July 5, 2000, the Company filed a report on Form 8-K announcing the completion of the El Torito Sale.

          On July 24, 2000, the Company filed a report on Form 8-K announcing that the Foothill Credit Facility had been amended and restated.

          On August 24, 2000, the Company filed a report on Form 8-K/A amending the report on Form 8-K filed on July 5, 2000.



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

Date:  November 8, 2000