Form 10-K
period 2000-12-31
PRANDIUM INC
filed 2001-04-02
CIK 813856

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number 33-14051

                               ----------------

                            [LOGO OF PRANDIUM INC.]
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

                         Common Stock, $.01 Par Value.

                               ----------------

   Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 23, 2001 was approximately $3.6 million. All directors, officers and more than 10% stockholders of registrant are deemed affiliates of registrant for the purpose of calculating such aggregate market value. The registrant, however, does not represent that such persons, or any of them, would be deemed "affiliates" of the registrant for any other purpose under the Securities Exchange Act of 1934 or the Securities Act of 1933.

   As of March 23, 2001, the registrant had issued and outstanding 180,380,513 shares of common stock, $.01 par value per share.

                     Documents Incorporated by Reference:

   Notice of 2001 Annual Meeting and Proxy Statement (Part III of Form 10-K)

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 PRANDIUM, INC.

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 2000

                                     INDEX

                                                                        Page
                                                                       Numbers
                                                                       -------
 PART I
    Item 1.  Business................................................      3
    Item 2.  Properties..............................................     11
    Item 3.  Legal Proceedings.......................................     13
    Item 4.  Submission of Matters to a Vote of Security Holders.....     13

 PART II
    Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters.....................................     14
    Item 6.  Selected Financial Data.................................     15
    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................     17
    Item 8.  Financial Statements and Supplementary Data.............     29
    Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.....................     29

 PART III
    Item 10. Directors and Executive Officers of the Registrant......     30
    Item 11. Executive Compensation..................................     30
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management..............................................     30
    Item 13. Certain Relationships and Related Transactions..........     30

 PART IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K................................................     31
    Signatures........................................................    34

                                PRANDIUM, INC.

                                    PART I

Item 1. BUSINESS

Background

   Prandium, Inc., formerly known as Koo Koo Roo Enterprises, Inc. and as Family Restaurants, Inc. (together with its subsidiaries, the "Company"), was incorporated in Delaware in 1986. The Company is primarily engaged in the operation of restaurants in the full-service and fast-casual segments. Information relating to periods ending prior to October 30, 1998 included in this report relates to the historical operations of Family Restaurants, Inc. and, except as otherwise indicated, does not reflect the operations of Koo Koo Roo, Inc., a Delaware corporation ("KKR") and KKR's previously wholly owned subsidiary The Hamlet Group, Inc., a California corporation ("Hamlet"), both of which the Company acquired on October 30, 1998. At December 31, 2000, the Company operated 203 restaurants in 22 states, approximately 64% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 13 restaurants outside the United States.

 Defaults on Indebtedness, Effect on Liquidity and Operations and Going
 Concern

   As of the filing date of this report, the Company has failed to pay the interest that came due February 1, 2001 with respect to its 9 3/4% Senior Notes maturing February 1, 2002 (the "Senior Notes") and its 10 7/8% Senior Subordinated Discount Notes maturing February 1, 2004 (the "Discount Notes" and, together with the Senior Notes, the "Prandium Notes"). Under the terms of the Prandium Notes, the grace period for the failure to pay interest has expired. In addition, as of the filing date of this report, the Company's subsidiary FRI-MRD Corporation ("FRI-MRD") has failed to pay the interest due January 31, 2001 with respect to its Senior Discount Notes (as defined below) and the MRD Merger Notes (as defined below). Under the terms of the Senior Discount Notes and the MRD Merger Notes, the grace period for the failure to pay interest has expired. Under the terms of the note agreements governing the FRI-MRD debt and the indentures governing the Prandium Notes, these non-payments became "Events of Default" and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. In addition, the vesting of the right (whether or not exercised) of the noteholders to accelerate the debt caused an "Event of Default" to occur under the Foothill Credit Facility (as defined below) and Foothill (as defined below) became entitled to certain additional rights, including the right to cash collateralize letters of credit issued under the Foothill Credit Facility. No working capital borrowings are currently outstanding under the Foothill Credit Facility. As of March 23, 2001, the Company had $11.5 million in letters of credit issued under the Foothill Credit Facility, in large part to provide security for future amounts payable by the Company under its workers' compensation insurance program. Although none of the holders of the Prandium Notes, the Senior Discount Notes or the MRD Merger Notes nor Foothill have exercised their rights, there can be no assurance that they will not do so in the future.

   At the filing date of this report, all outstanding principal under the note agreements and the indentures was considered to be a current obligation because of the defaults under the note agreements and the indentures. The Company does not have sufficient current assets nor does it presently have any other available sources of capital to satisfy this current liability. In addition, the Foothill Credit Facility permits Foothill to liquidate collateral under the security agreement thereto to satisfy amounts outstanding under the Foothill Capital Facility or upon the failure to cash collateralize outstanding letters of credit upon Foothill's request. The Foothill Credit Facility is secured by a first priority lien and security interests in substantially all tangible and intangible assets of the Company and its subsidiaries other than Hamlet's capital stock. Foothill and FRI-MRD entered into a letter agreement as of March 29, 2001 whereby FRI-MRD acknowledged certain specified events of default and acknowledged that as a result of such events of default, Foothill has no further obligation to make advances to FRI-MRD under the Foothill Credit Facility. In addition, pursuant to such letter agreement Foothill agreed that it would forbear from exercising its remedies relative to the events of default specified in the letter agreement until the earliest to occur of: (i) May 15, 2001 (or such later date as Foothill may designate in writing in its sole discretion); and (ii) the occurrence of any Event of Default under the Foothill Credit Facility (other than those defaults set forth in the letter agreement).

   In addition to the Events of Default on certain of its debt instruments, the Company has incurred recurring losses from operations and has a significant stockholders' deficit and for these reasons, the Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements for the year ended December 31, 2000 expressing substantial doubt about the Company's ability to continue as a going concern.

   The Company is currently negotiating with its creditors to reach agreement on an acceptable capital restructuring of the Company and its subsidiaries. The Company cannot provide any assurance that an agreement can be reached or what such agreement may consist of and what effects may ensue on the operations and interests of the Company. If the Company is not able to successfully reach an agreement with its creditors or successfully resolve its capital structure, its ability to continue to operate in the ordinary course may be materially adversely affected and the Company will need to consider other alternatives, including but not limited to, a federal bankruptcy filing. Even if the Company does reach an agreement with its creditors, the filing of a Chapter 11 case may become necessary to implement the terms of the agreement. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources--Liquidity."

 Change of Control

   On December 29, 2000, Mr. Kevin S. Relyea, the Company's Chairman, Chief Executive Officer and President, acquired approximately 53.1% of the Company's outstanding capital stock pursuant to the terms of a Share Purchase and Sale Agreement by and between Mr. Relyea and AIF II, L.P., dated December 29, 2000. Mr. Relyea purchased 95,831,997 outstanding shares of common stock held by AIF II, L.P. for an aggregate consideration of $15,000 in cash. After giving effect to the acquisition, Mr. Relyea owns approximately 53.7% of the outstanding capital stock of the Company. Prior to effecting the acquisition, Foothill granted a waiver under the change of control provisions of the Foothill Credit Facility. Mr. Relyea's purchase did not trigger the change of control provisions of the Prandium Notes or FRI-MRD debt. On January 26, 2001, a stockholder of the Company initiated a stockholder derivative suit arising out of Mr. Relyea's purchase of the common stock. See "LEGAL PROCEEDINGS."

   On January 4, 2001, each of David J. Ament, Peter P. Copses, Antony P. Ressler, A. William Allen, III and George G. Golleher resigned from the Company's Board of Directors and the number of directorships was reduced to two. On March 2, 2001, the number of directorships was increased to three and Messrs. William E. Rulon and Daniel E. Maltby were appointed to fill the vacancies on the Board of Directors.

 Sale of El Torito Division

   On June 28, 2000, the Company completed the sale of substantially all of the El Torito Division to Acapulco Acquisition Corp. ("Acapulco") in a transaction with an adjusted enterprise value of approximately $129.5 million (the "El Torito Sale"). As a result of the El Torito Sale, the Company received, subject to a preliminary $0.7 million post-closing adjustment based on a closing balance sheet, $128.8 million, consisting of $114.0 million in cash, the assumption of $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, and $5.0 million deposited in escrow. The Company recorded a pretax gain of $60.7 million in fiscal 2000 as a result of this transaction. A portion of the net cash proceeds was used to pay indebtedness outstanding under the Foothill Credit Facility of $25.9 million. See "--Sale of El Torito Divison."

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

Stock outstanding. Prior to the Merger, the Company provided a $3 million loan (the "Bridge Loan") to a subsidiary of KKR, which was repaid after completion of the Merger. Additionally, in connection with the Merger, FRI-MRD issued $24 million aggregate face amount of senior secured discount notes (the "MRD Merger Notes") for net proceeds of $21.7 million. The proceeds from the sale of the MRD Merger Notes were used to acquire all of the outstanding capital stock of Hamlet from KKR immediately prior to the consummation of the Merger (the "Hamlet Acquisition"). The Merger and the Hamlet Acquisition were accounted for as a purchase. Accordingly, the results of operations and financial position of KKR (including Hamlet) were combined with the results of operations and financial position of the Company's operations from October 30, 1998 forward.

   After completion of the Merger, confusion between the Company's prior name, Koo Koo Roo Enterprises, Inc., and the Koo Koo Roo restaurant concept led to numerous misunderstandings within the restaurant industry and among the Company's shareholders, vendors and other audiences. As a result, the Company adopted its current name in April 1999.

 Other Historical Events

   On January 10, 1997, the Company entered into a five-year, $35 million credit facility (the "Foothill Credit Facility") with Foothill Capital Corporation ("Foothill") to provide for the ongoing working capital needs of the Company. The Foothill Credit Facility replaced the Company's old credit facility (the "Old Credit Facility"). In connection with the Merger, the Foothill Credit Facility was increased to $55 million. As a result of the El Torito Sale, the Foothill Credit Facility was amended and restated to, among other things, reduce the credit facility to a maximum of $20 million (subject to certain limitations). The Foothill Credit Facility is secured by substantially all of the real and personal property of the Company (other than Hamlet's capital stock) and contains restrictive covenants. The Company has notified Foothill of several currently existing defaults under the provisions of the Foothill Credit Facility and has requested a waiver.

   On August 12, 1997, FRI-MRD issued senior discount notes (the "Senior Discount Notes") in an aggregate face amount of $61 million at a price of approximately 75% of par. The Senior Discount Notes are due on January 24, 2002. No cash interest was payable on the Senior Discount Notes until July 31, 1999, at which time interest became payable in cash semi-annually at the rate of 15% per annum, with the first cash interest payment made on January 31, 2000. The Senior Discount Notes were issued to certain existing holders of the Company's Senior Notes in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash. On January 14 and 15, 1998, FRI-MRD issued an additional $14 million aggregate face amount of the Senior Discount Notes to the same purchasers at a price of 83% of par. FRI-MRD received approximately $11.6 million in cash as a result of this subsequent sale. Proceeds from the sales of the Senior Discount Notes were used to fund the Company's capital expenditure programs and for general corporate purposes. At the filing date of this report, FRI-MRD is in default of the interest payment provisions of the Senior Discount Notes, and the Company is currently negotiating with the noteholders to determine an acceptable capital restructuring of the Company and its subsidiaries.

   On June 9, 1998, FRI-MRD entered into a Note Agreement pursuant to which on October 30, 1998 FRI-MRD issued $24 million aggregate face amount of MRD Merger Notes at a price of approximately 90% of par resulting in net proceeds of $21.7 million. The MRD Merger Notes are due on January 24, 2002. No cash interest was payable on the MRD Merger Notes until July 31, 1999, at which time interest became payable in cash semi-annually at the rate of 14% per annum with the first cash interest payment made on January 31, 2000. Proceeds from the sale of the MRD Merger Notes were used exclusively to purchase all of the outstanding shares of Hamlet, and the MRD Merger Notes are secured by all of the outstanding shares of Hamlet. At the filing date of this report, FRI-MRD is in default of the interest payment provisions of the MRD Merger Notes, and the Company is currently negotiating with the noteholders to determine an acceptable capital restructuring of the Company and its subsidiaries.

   See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources--Liquidity."

Restaurant Operations

   The Company operated 203 restaurants primarily under the Chi-Chi's, Koo Koo Roo and Hamburger Hamlet concepts at December 31, 2000. The Chi-Chi's restaurants serve moderately priced, high-quality Mexican food and a wide selection of alcoholic and non-alcoholic beverages. Koo Koo Roo restaurants are in the emerging restaurant category of fast-casual--restaurants that serve meals with the convenience and value associated with quick service, but the quality, freshness and variety associated with casual, full-service dining restaurants. The Hamburger Hamlet restaurants are full-service casual dining restaurants known for their quality service and their extensive variety of distinctive products.

   The average food check per person (excluding alcoholic beverage sales) for 2000 on an unweighted basis is as follows:

   Chi-Chi's............................................................. $10.78
   Koo Koo Roo...........................................................  10.26
   Hamburger Hamlet......................................................   9.83

   Chi-Chi's restaurants generally contain from 5,000 to 10,600 square feet of floor space and accommodate approximately 200 to 400 guests in the restaurant and lounge. The Chi-Chi's restaurants are generally located in freestanding buildings in densely populated suburban areas, and the Company believes their festive atmosphere and moderate prices are especially appealing to family clientele. Koo Koo Roo restaurants generally contain from 2,700 to 3,100 square feet of floor space and accommodate approximately 75 to 85 guests.

Site Selection

   The selection of sites for new restaurants is the responsibility of the senior management of Chi-Chi's, Inc. ("Chi-Chi's") and KKR. Typically, potential sites are brought to the attention of the Company by real estate brokers and developers familiar with the Company's needs. Sites are evaluated on the basis of a variety of factors, including demographic data, land use and environmental restrictions, competition in the area, ease of access, visibility, availability of parking and proximity to a major traffic generator such as a shopping mall, office complex, stadium or university.

Employees

   At December 31, 2000, the Company had a total of 11,217 employees, of whom 10,384 were restaurant employees, 620 were field management and 213 were corporate personnel. Employees are paid on an hourly basis, except restaurant managers, corporate and field management and administrative personnel. Restaurant employees include a mix of full-time and part-time, mostly hourly personnel, enabling the Company to provide services necessary during hours of restaurant operations. The Company has not experienced any significant work stoppages and believes its labor relations are good.

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

   The Company's Chi-Chi's restaurants have encountered increased competition in recent years, both from new Mexican full-service restaurants and from restaurants offering Mexican food products as part of an overall casual dining concept.

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

   The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective September 1, 1997, the Federal minimum wage was increased from $4.75 to $5.15. However, a provision of this law effectively froze the minimum wage for tipped employees at then current levels by increasing the allowable tip credit in those states that allow for a tip credit. Furthermore, in California, the state's minimum wage was increased to $5.00 on March 1, 1997 and further increased to $5.75 on March 1, 1998. In October 2000, the California Industrial Welfare Commission voted to increase the state's minimum wage by 50c on January 1, 2001 with another 50c increase to occur on January 1, 2002. No Federal minimum wage increases are currently scheduled for 2001. In response to previous minimum wage increases, the Company has implemented various menu price increases, and each of the Company's concepts raised prices in early 2001.

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

   Currently, the Company franchises and licenses 13 restaurants internationally. See "--Franchised and Licensed Restaurants." The Company believes the franchised restaurants are operating in substantial compliance with applicable laws and regulations governing such operations.

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

Franchised and Licensed Restaurants

   On October 15, 1997, Chi-Chi's entered into a binding term sheet agreement with its licensee, Chi-Chi's International Operations, Inc. ("CCIO"), whereby the parties agreed to resolve various ongoing disputes. Under the general provisions of the term sheet, (i) the rights to develop Chi-Chi's restaurants throughout the world, except in areas of currently existing Chi-Chi's franchises, have been transferred back to Chi-Chi's; (ii) for a period of five years, CCIO must operate the existing international Chi-Chi's restaurants for Chi-Chi's in exchange for a fee equal to all royalties and fees payable from the international franchisees and licensees; (iii) CCIO has the right to convert existing international Chi-Chi's restaurants to other concepts; and
(iv) under certain conditions, Chi-Chi's has the right to terminate the management arrangement with CCIO within five years. As a result of the term sheet, Chi-Chi's will not receive any royalties or license fees from CCIO or the currently existing international Chi-Chi's restaurant operations until Chi-Chi's terminates the management agreement with CCIO.

   In March 1999, KKR's original Canadian licensee ("KKR Canada") filed a bankruptcy proceeding in Ontario, Canada. As a result thereof, KKR Canada lost its license rights to own and develop Koo Koo Roo restaurants in Canada. In April 1999, KKR entered into a Master License and Development Agreement with 1337855 Ontario, Inc., a Canadian company ("Ontario") which, among other things, granted to Ontario an exclusive right and license to develop Koo Koo Roo restaurants throughout Canada and required Ontario to pay KKR quarterly royalties beginning in 2000. Ontario currently has no Koo Koo Roo restaurants in Canada and is not in material compliance with the terms of the Master License and Development Agreement. In addition, KKR has entered into license agreements covering England and Israel. No restaurants have been developed to date under these agreements.

   As described above, under existing license and other franchise agreements, 13 Chi-Chi's restaurants are operated in international markets. Franchise and license fees were $101,000 for the year ended December 31, 2000 and were entirely related to the El Torito Division prior to its sale. This compares to $190,000 for the year ended December 26, 1999 and $235,000 for the year ended December 27, 1998.

Sale of El Torito Division

   On June 28, 2000, the Company completed the El Torito Sale in a transaction with an adjusted enterprise value of approximately $129.5 million. At June 28, 2000, the El Torito Division operated 97 full-service restaurants and four fast-casual restaurants in eleven states and franchised and licensed eleven restaurants outside the United States. All but two full-service restaurants and none of the four fast-casual restaurants were included in the El Torito Sale. As a result of the El Torito Sale, the Company received, subject to a preliminary $0.7 million post-closing adjustment based on a closing balance sheet, $128.8 million, consisting of $114.0 million in cash, the assumption of $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, and $5.0 million deposited in escrow. The Company recorded a pretax gain of $60.7 million in fiscal 2000 as a result of this transaction. A portion of the net cash proceeds was used to pay indebtedness outstanding under the Foothill Credit Facility of $25.9 million. In connection with the El Torito Sale, the Company and FRI-MRD have agreed, subject to certain limitations, to indemnify Acapulco against certain losses if they occur, primarily related to events prior to the closing. Acapulco has agreed to indemnify the Company, with certain exceptions, for certain events occurring after the closing.

   The 95 full-service El Torito Division restaurants that were sold generated sales of $112,409,000 and $214,681,000 for the six months and two days ended June 27, 2000 (through the date of sale) and the year ended December 26, 1999, respectively, and produced El Torito Division operating income of $5,411,000 and $9,954,000, respectively. Such operating income includes charges for allocated corporate general and administrative expenses of $2,889,000 and $5,515,000 for the six months and two days ended June 27, 2000 and the year ended December 26, 1999, respectively. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."

Certain Risk Factors

 Defaults on Indebtedness, Effect on Liquidity and Operations and Going
 Concern

   As of the filing date of this report, the Company has failed to pay the interest that came due February 1, 2001 with respect to the Prandium Notes. Under the terms of the Prandium Notes, the grace period for the failure to pay interest has expired. In addition, as of the filing date of this report, FRI-MRD has failed to pay the interest due January 31, 2001 with respect to its Senior Discount Notes and the MRD Merger Notes. Under the terms of the Senior Discount Notes and MRD Merger Notes, the grace period for the failure to pay interest has expired. Under the terms of the note agreements governing the FRI-MRD debt and the indentures governing the Prandium Notes, these non-payments became "Events of Default" and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. In addition, the vesting of the right (whether or not exercised) of the noteholders to accelerate the debt caused an "Event of Default" to occur under the Foothill Credit Facility and Foothill became entitled to certain additional rights, including the right to cash collateralize letters of credit issued under the Foothill Credit Facility. No working capital borrowings are currently outstanding under the Foothill Credit Facility. As of March 23, 2001, the Company had $11.5 million in letters of credit issued under the Foothill Credit Facility, in large part to provide security for future amounts payable by the Company under its workers' compensation insurance program. Although none of the holders of the Prandium Notes, the Senior Discount Notes or the MRD Merger Notes nor Foothill have exercised their rights, there can be no assurance that they will not do so in the future. Foothill and FRI-MRD entered into a letter agreement as of March 29, 2001 whereby FRI-MRD acknowledged certain specified events of default and acknowledged that as a result of such events of default, Foothill has no further obligation to make advances to FRI-MRD under the Foothill Credit Facility. In addition, pursuant to such letter agreement Foothill agreed that it would forbear from exercising its remedies relative to the events of default specified in the letter agreement until the earliest to occur of: (i) May 15, 2001 (or such later date as Foothill may designate in writing in its sole discretion); and (ii) the occurrence of any Event of Default under the Foothill Credit Facility (other than those defaults set forth in the letter agreement).

   At the filing date of this report, all outstanding principal under the note agreements and the indentures was considered to be a current obligation because of the defaults under the note agreements and the indentures. The Company does not have sufficient current assets nor does it presently have any other available sources of capital to satisfy this current liability. In addition, the Foothill Credit Facility permits Foothill to liquidate collateral under the security agreement thereto to satisfy amounts outstanding under the Foothill Capital Facility or upon the failure to cash collateralize outstanding letters of credit upon Foothill's request. The Foothill Credit Facility is secured by a first priority lien and security interests in substantially all tangible and intangible assets of the Company and its subsidiaries other than Hamlet's capital stock.

   In addition to the Events of Default on certain of its debt instruments, the Company has incurred recurring losses from operations and has a significant stockholders' deficit and for these reasons, the Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements for the year ended December 31, 2000 expressing substantial doubt about the Company's ability to continue as a going concern.

   The Company is currently negotiating with its creditors to reach agreement on an acceptable capital restructuring of the Company and its subsidiaries. The Company cannot provide any assurance that an agreement can be reached or what such agreement may consist of and what effects may ensue on the operations and interests of the Company. Any restructuring transaction could materially adversely affect the interests of existing equity holders. Also, the Company is uncertain as to what actions will be taken by Foothill, the holders of the FRI-MRD notes and the holders of the Prandium Notes if the defaults are not cured. In the event the Company does not succeed in its restructuring efforts, the Company's management believes that the Company will not be able to access capital for new restaurant development and other capital expenditures. The Company's management also believes that, absent the restructuring, the Company will be unable to offer meaningful equity incentives to attract and retain key management and that the Company will be exposed to a significant risk of loss of key employees. If the Company is not able to successfully reach an agreement with its creditors or successfully resolve its capital structure, its ability to continue to operate in the ordinary course may be materially adversely affected and the

Company will need to consider other alternatives, including but not limited to, a federal bankruptcy filing. Even if the Company does reach an agreement with its creditors, the filing of a Chapter 11 case may become necessary to implement the terms of the agreement.

 Substantial Leverage and Ability to Service Debt

   The Company currently has a significant amount of indebtedness under which it is currently in default. See "--Defaults on Indebtedness, Effect on Liquidity and Operations and Going Concern." The following chart shows certain important credit statistics as of the dates specified below:

                                                      For the Years Ended
                                                  -------------------------
                                                  December 31, December 26,
                                                      2000         1999
                                                  ------------ ------------
                                                      ($ in thousands)
   Total Debt....................................  $ 237,756     $260,721
   Stockholders' deficit.........................    (99,377)     (57,605)
   Deficiency of losses to cover fixed charges...   (101,801)     (35,999)

   This substantial indebtedness could have important consequences. For example, it could:

  . increase the Company's vulnerability to adverse general economic and industry conditions;

  . limit the Company's ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

  . require the Company to dedicate a substantial portion of its cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and other general corporate requirements;

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

 History of Losses

   For the years ended December 31, 2000, December 26, 1999 and December 27, 1998, the Company recorded net losses of $41.8 million, $36.5 million and $63.1 million, respectively. For the same periods, the Company recorded operating losses of $71.0 million, $4.6 million and $38.1 million, respectively. Although the Company believes that the completion of a successful capital restructuring would eliminate significant interest costs in the future and that other strategic initiatives could result in improvements to operations, there can be no assurance that the Company will achieve profitable operations in the future.

 Future Growth and Financing

   If the Company successfully restructures its debt, the Company anticipates that its future business strategy will include remodeling existing restaurants and developing new restaurants, which may include future development, construction and renovation projects. The extent and timing of any such projects will depend upon various factors, including available cash flow, the ability to obtain additional financing (including landlord contributions) and the availability of suitable locations, many of which are beyond the Company's control. In addition, the Company is subject to the risks inherent in any development activity, including, but not limited to, disruption of existing operations, delays in receipt of permits, licenses or other regulatory approvals, shortages of materials or skilled labor, work stoppages, and weather interferences, any of which could delay development or result in substantial cost increases.

 Control by Principal Stockholder

   Mr. Kevin S. Relyea, the Company's Chief Executive Officer and Chairman of the Board of Directors owns approximately 53.7% of the Company's outstanding common stock and has the ability to control the election of directors and the results of virtually all other matters submitted to a vote of the stockholders. Such concentration of ownership, together with the anti-takeover effects of certain provisions in the Delaware General Corporate Law and the Company's charter documents, may have the effect of delaying or preventing a change of control of the Company.

 Key Personnel

   The Company's success depends to a significant extent on retaining the services of its executive officers, particularly Mr. Relyea. The Company does not maintain key man insurance. The loss of the services of key employees (whether such loss is through resignation or other causes) or the inability to attract additional qualified personnel could have an adverse effect on the Company's financial condition and results of operations. The Company has entered into an employment agreement with Mr. Relyea that automatically extends from day to day so that the employment agreement always has a term of at least two years.

 Forward Looking Statements

   This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act including, in particular, statements about the Company's plans, strategies, and prospects. When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions are intended to identify in certain circumstances, forward looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the forward looking statements made in this document are set forth above and elsewhere in this document and in the documents incorporated herein by reference. Given these uncertainties, the Company cautions against undue reliance on such statements or projections. The Company does not undertake any obligation to update these forward looking statements or projections. All forward looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by the preceding cautionary statements. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Item 2. PROPERTIES

   Of the 203 restaurants operated by the Company as of December 31, 2000, the Company owned the land and buildings for 20, owned the buildings and leased the land for 42 and leased both land and buildings for the remaining 141 restaurants. The full-service restaurants are primarily free-standing units ranging from approximately 5,000 to 11,000 square feet. KKR restaurants generally approximate 2,700 to 3,100 square feet. Most of the leases provide for the payment of a base rental or approximately 5% to 6% of gross sales, whichever is greater, plus real estate taxes, insurance and other expenses.

   The leases (assuming exercise of all options) have terms expiring as follows:

                                                                      Number of
   Lease Expiration                                                  Restaurants
   ----------------                                                  -----------
   2001-2005........................................................      10
   2006-2010........................................................      29
   2011-2015........................................................      39
   2016-2020........................................................      28
   2021 and later...................................................      77
                                                                         ---
     Total..........................................................     183
                                                                         ===

   In addition, the Company owns a 43,120 square-foot building in Irvine, California which houses support personnel for the Company. Adjacent to this building, the Company completed construction in 2000 of a 4,000 square-foot research and development facility, which houses one of the Company's test kitchens and a quality assurance testing facility. The Company leases 34,200 square feet of space in an office building in Irvine, California which houses KKR operations staff, the Company's headquarters' personnel and certain support functions of the Company. Currently, there is excess capacity in this location as a result of the El Torito Sale. The Company may choose to vacate these offices in April 2002 when the current lease expires and consolidate personnel in its owned facility. The Company also leases (i) 26,270 square feet of space in a building in Louisville, Kentucky which houses the Chi-Chi's operations and support functions and (ii) various other smaller offices and warehouses.

   Substantially all of the Company's assets have been pledged under the Foothill Credit Facility (other than Hamlet's capital stock). However, of the 62 owned restaurants at December 31, 2000 (buildings or land and buildings), one was subject to a security interest in favor of a third party.

   Approximately 26% of the Company's restaurants are located in California. Revenues are dependent on discretionary spending by consumers, particularly by consumers living in the communities in which the restaurants are located. A significant weakening in any of the local economies in which the restaurants operate (particularly California) may cause the residents of such communities to curtail discretionary spending which, in turn, could have a material effect on the results of operations and financial position of the entire Company. In addition, the results achieved to date by the Koo Koo Roo restaurants in the core Southern California market may not be indicative of the prospects or market acceptance of a larger number of restaurants, particularly in wider and more geographically dispersed areas with varied demographic characteristics. The Company's geographic concentration of restaurants could have a material adverse effect on its financial condition and results of operations. The following table details the Company-operated restaurants by state of operation as of December 31, 2000:

                                                                        Total
                                                     Hamburger        Number of
                               Chi-Chi's Koo Koo Roo  Hamlet   Other Restaurants
                               --------- ----------- --------- ----- -----------
California....................      0         37         10       5       52
Ohio..........................     28          0          0       0       28
Pennsylvania..................     23          0          0       0       23
Indiana.......................     13          0          0       0       13
Michigan......................     13          0          0       0       13
Maryland......................      8          0          2       0       10
Wisconsin.....................     10          0          0       0       10
Virginia......................      6          0          2       0        8
Minnesota.....................      7          0          0       0        7
New Jersey....................      7          0          0       0        7
Iowa..........................      5          0          0       0        5
Florida.......................      0          4          0       0        4
Illinois......................      4          0          0       0        4
Kentucky......................      4          0          0       0        4
Massachusetts.................      3          0          0       0        3
Nevada........................      0          2          0       1        3
West Virginia.................      3          0          0       0        3
New York......................      2          0          0       0        2
Connecticut...................      1          0          0       0        1
Delaware......................      1          0          0       0        1
Kansas........................      1          0          0       0        1
South Dakota..................      1          0          0       0        1
                                  ---        ---        ---     ---      ---
  Total.......................    140         43         14       6      203
                                  ===        ===        ===     ===      ===

   Not including restaurants sold as part of an operating division, during the past five years the Company has divested more than 120 restaurants, and the Company currently has a substantial portfolio of closed, subleased and assigned properties. Because the ability of any particular acquiror to satisfy its obligations under any subleased or assigned lease depends on its ability to generate sufficient revenues in the acquired restaurant, there can be no assurance that the Company will not incur significant and unplanned costs in connection with such leases. It is expected that ongoing divestment activities will add to this portfolio of closed, subleased and assigned properties. From time to time, the Company has been required to reassume leases associated with these properties, but it has generally been able to relet them within a reasonable period of time. As of December 31, 2000, the Company was attempting to lease six closed properties with an annual carrying cost of $0.7 million. The failure to relet such leases on favorable economic terms, or at all, or increases in the carrying costs associated with such leases, could have a material adverse effect on the Company's financial condition and results of operations.

Item 3. LEGAL PROCEEDINGS

   On January 26, 2001, a purported stockholder of the Company initiated a stockholder derivative suit against the Company and Mr. Relyea, in the Superior Court of the State of California for the County of Orange, seeking, among other things, compensatory damages, a constructive trust, punitive damages and attorneys' fees. The suit arises out of the sale by AIF II, L.P. on December 29, 2000, of 95,831,997 shares of the Company's common stock to Mr. Relyea for a cash purchase price of $15,000. Mr. Relyea is the Company's Chief Executive Officer, President and Chairman of the Board of Directors. The suit alleges that Mr. Relyea improperly usurped the stock purchase opportunity from the Company and also alleges constructive fraud. The Company and Mr. Relyea deny any wrongdoing or impropriety and intend to defend the suit vigorously on among other grounds that the purchase of stock was not a corporate opportunity.

   On February 13, 2001, a similar stockholder derivative suit was filed in the Superior Court of the State of California for the County of Orange by another purported stockholder against the Company and Mr. Relyea. This suit arises out of the same set of facts as the suit filed on January 26, 2001 and seeks similar damages and fees. The Company and Mr. Relyea are seeking to have this case consolidated with the case filed on January 26, 2001.

   The Company is involved in various other litigation matters incidental to its business. The Company does not believe that any of the claims or actions filed against it will have a material adverse effect upon the consolidated financial position or results of operations of the Company.

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

                                                                    High   Low
                                                                    ----- -----
   Year Ended December 1998
     First Quarter.................................................   N/A   N/A
     Second Quarter................................................   N/A   N/A
     Third Quarter.................................................   N/A   N/A
     Fourth Quarter (beginning November 2, 1998)................... $1.25 $0.53
   Year Ended December 1999
     First Quarter................................................. $1.00 $0.47
     Second Quarter................................................ $1.09 $0.52
     Third Quarter................................................. $0.55 $0.31
     Fourth Quarter................................................ $0.36 $0.13
   Year Ended December 2000
     First Quarter................................................. $0.55 $0.14
     Second Quarter................................................ $0.41 $0.20
     Third Quarter................................................. $0.23 $0.11
     Fourth Quarter................................................ $0.14 $0.06

   At March 23, 2001, there were 1,088 stockholders of record of Company Common Stock.

   The Securities and Exchange Commission ("SEC") has amended certain rules under the Securities Exchange Act of 1934 regarding the use of a company's discretionary proxy voting authority with respect to stockholder proposals submitted to a company for consideration at such company's next annual meeting. Stockholder proposals submitted to the Company outside the processes of Rule 14a-8 (i.e., the procedures for placing a stockholder's proposal in the Company's proxy materials) will be considered untimely with respect to the 2001 annual meeting of stockholders and all subsequent annual meetings of stockholders if received by the Company more than 120 days or less than 90 days prior to the anniversary date of the immediately preceding annual meeting of stockholders.

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

Item 6. SELECTED FINANCIAL DATA(1)

                                         As of and for the Years Ended
                          -----------------------------------------------------------------------
                           Dec. 31,        Dec. 26,        Dec. 27,       Dec. 28,     Dec. 29,
                             2000            1999            1998           1997         1996
                          -----------     -----------     -----------    -----------  -----------
                                  ($ in thousands, except per share amounts)
Statement of Operations
 Data:
Sales...................  $   424,632     $   536,579     $   472,653    $   463,724  $   724,229
Cost of Sales:
 Product cost...........      113,278         141,881         126,788        123,803      200,379
 Payroll and related
  costs.................      152,670         190,772         165,207        162,807      273,536
 Occupancy and other
  operating expenses....      116,065         139,153         125,177        129,428      181,730
Depreciation and
 amortization...........       22,852          28,031          22,916         22,395       33,802
General and
 administrative
 expenses...............       27,834          32,742          27,417(2)      30,186       41,742
Opening costs...........          762           2,879           3,345            188          673
Loss on disposition of
 properties, net........        4,104           5,265           7,993          3,885        8,600
Gain on sale of
 division...............       60,729               0               0              0       62,601
Provision for
 divestitures and write-
 down of long-lived
 assets.................       58,027             484          27,661          2,640            0
VCU termination expense
 (3)....................            0               0           4,223              0            0
Restructuring costs.....            0               0               0              0        6,546
Interest expense, net...       30,841          31,371          24,659         19,476       36,725
Income tax provision....          700             492             400            509          890
                          -----------     -----------     -----------    -----------  -----------
Income (loss) before
 extraordinary item.....      (41,772)        (36,491)        (63,133)       (31,593)       2,207
Extraordinary gain on
 extinguishment of
 debt...................            0               0               0              0      134,833
                          -----------     -----------     -----------    -----------  -----------
Net income (loss).......  $   (41,772)    $   (36,491)    $   (63,133)   $   (31,593) $   137,040
                          ===========     ===========     ===========    ===========  ===========
Net income (loss) per
 share--basic and
 diluted:
 Income (loss) before
  extraordinary item....  $     (0.23)    $     (0.20)    $     (0.48)   $     (0.26) $      0.02
 Extraordinary item.....          --              --              --             --          1.11
                          -----------     -----------     -----------    -----------  -----------
 Net income (loss)......  $     (0.23)    $     (0.20)    $     (0.48)   $     (0.26) $      1.13
                          ===========     ===========     ===========    ===========  ===========
Weighted average shares
 outstanding--basic and
 diluted................  180,380,513     180,380,513     131,309,797    121,515,391  121,515,391
                          ===========     ===========     ===========    ===========  ===========

Balance Sheet Data:
Working capital
 (deficiency) (4).......  $   (12,265)(5) $   (28,415)(6) $   (74,116)   $   (66,412) $   (85,524)
Current assets..........       63,040          67,613          35,790         45,117       46,612
Total assets............      220,512         286,633         348,186        289,768      307,606
Current liabilities
 (4)....................       75,305(5)       96,028         109,906        111,529      132,136
Non-current portion of
 long-term debt,
 including capitalized
 lease obligations......      235,696         237,871(7)      237,151        199,955      165,325
Common stockholders'
 equity (deficit).......      (99,377)        (57,605)        (21,137)       (26,194)       5,399

Selected Consolidated
 Financial Ratios and
 Other Data:
EBITDA (8)..............  $    14,785     $    32,031     $    28,064(2) $    17,500  $    26,842
Net income (loss).......      (41,772)        (36,491)        (63,133)       (31,593)     137,040
Net cash used in
 operating activities...      (17,760)         (1,202)         (2,495)       (13,105)     (21,857)
Capital expenditures....       15,622          30,335          27,691         13,588        9,848
Net cash provided by
 (used in) investing
 activities.............       89,632         (32,081)        (41,760)       (16,631)     165,024
Net cash provided by
 (used in) financing
 activities.............      (21,967)         19,176          29,444         28,434     (117,717)
Deficiency of earnings
 (losses) to cover fixed
 charges (9)............     (101,801)        (35,999)        (62,733)       (31,084)     (59,504)
Restaurants open at end
 of period..............          203             308             314            275          281
Ratio of EBITDA to
 interest expense, net           0.48x           1.02x           1.14x          0.90x        0.73x

- --------
(1) Reflects the sale of the El Torito Division on June 28, 2000. In addition, the results of operations and financial position of KKR (including Hamlet) have been combined with the results of operations and financial position of the Company from October 30, 1998 forward.

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

(4) As of December 27, 1998, the Company has separated its self-insurance reserves into current and long-term portions. Accordingly, working capital (deficiency) and current liabilities are not comparable with the amounts listed for 1997 and 1996.

(5) The Company did not pay the interest due on certain notes on January 31 and February 1, 2001. The failure to make such required interest payments constitutes an Event of Default under the applicable note agreements and indentures. Accordingly, as of the filing date of this report, all unpaid principal could be declared immediately due and payable, the impact of which would be to increase current liabilities and working capital deficiency by approximately $233.4 million as of such date.

(6) Includes the impact of working capital borrowings classified as a current liability in the Consolidated Financial Statements and the classification of $55,835,000 in property held for sale related to the El Torito Division as a current asset in the Consolidated Financial Statements.

(7) Excludes $7,077,000 related to the El Torito Division which is included as a reduction of property held for sale.

(8) EBITDA is defined as earnings (loss) before opening costs, loss on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

(9) For the periods presented, the Company's earnings (losses) are inadequate to cover fixed charges by the amounts disclosed. For the purposes of calculating the deficiency of earnings (losses) to fixed charges
    (i) earnings (losses) represent income (loss) before income taxes, fixed charges, gain on sale of division and extraordinary gain on extinguishment of debt and (ii) fixed charges consist of interest on all indebtedness, interest related to capital lease obligations and amortization of debt issuance costs and discounts relating to indebtedness.

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

  . increases in utility costs and the impact of potential utility interruptions.

   The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

   On October 30, 1998, the Company, Merger Sub and KKR consummated the Merger, pursuant to which Merger Sub was merged with and into KKR, with KKR as the surviving corporation. As a result of the Merger, each outstanding share of common stock of KKR was converted into the right to receive one share of Company Common Stock. Immediately prior to the Merger, a stock dividend was declared pursuant to which approximately 121.96 shares of Company Common Stock were distributed for each share of Company Common Stock outstanding immediately prior to the Merger. Prior to the Merger, the Company provided the Bridge Loan to a subsidiary of KKR. Additionally, in connection with the Merger, FRI-MRD issued the MRD Merger Notes pursuant to the Senior Secured Discount Note Agreement dated June 9, 1998 for which it received net proceeds of $21.7 million. The proceeds from the sale of the MRD Merger Notes were used to complete the Hamlet Acquisition immediately prior to the consummation of the Merger.

   Information relating to periods ending prior to October 30, 1998 included herein relates to the historical operations of Prandium, Inc. (formerly known as Koo Koo Roo Enterprises, Inc. and as Family Restaurants, Inc.) and does not reflect the operations of KKR and Hamlet which the Company acquired on October 30, 1998.

Liquidity and Capital Resources

   Liquidity

   The Company reported net cash used in operating activities for the years ended December 31, 2000 and December 26, 1999 of $17.8 million and $1.2 million, respectively. Cash needs are being funded by available cash balances which resulted from the El Torito Sale. The Company's viability is dependent upon its ability to restructure its capital structure. The Company is currently negotiating with its creditors to reach agreement on an acceptable capital restructuring of the Company and its subsidiaries. The Company cannot provide any assurance that an agreement can be reached or on the terms of an agreement or its effects on the Company's operations and interests. If the Company cannot reach agreement with Foothill, the holders of the FRI-MRD notes and the holders of the Prandium Notes, the Company will need to consider other alternatives, including but not limited to, a federal bankruptcy filing. Even if the Company does reach an agreement with its creditors, the filing of a Chapter 11 case may become necessary to implement the terms of the agreement. Assuming the Company is able to work out an acceptable capital structure, its continuing viability will be dependent upon its ability to generate sufficient operating cash flow or cash flow from other sources to meet its obligations on a timely basis and to comply with the terms of any new financing agreements or to be able to renegotiate such obligations and terms.

   Statement of Cash Flows. For the year ended December 31, 2000, net cash used in operating activities was $17.8 million compared to $1.2 million for the year ended December 26, 1999. Interest paid increased by $15.5 million from 1999 to 2000 and the difference in cash received from customers, franchisees and licensees as compared to cash paid to suppliers and employees decreased by $4.8 million from 1999 to 2000. These changes were partially offset by an increase in interest received of $1.8 million and a decrease in opening costs of $2.1 million when comparing 2000 to 1999. For 2000, net cash provided by investing activities was $89.6 million as compared to net cash used in investing activities of $32.1 million in 1999. This change was primarily due to net proceeds received from the El Torito Sale of $111.7 million, along with a reduction in capital expenditures of $14.7 million. For 2000, net cash used in financing activities was $22.0 million compared to $19.2 million provided by financing activities in 1999. In 2000, the $21.9 million in working capital borrowings from 1999 were repaid.

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

   EBITDA. For the year ended December 31, 2000, the Company reported EBITDA (defined as earnings (loss) before opening costs, loss on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items) of $14.8 million, compared to $32.0 million for 1999. The decrease of $17.2 million was primarily the result of (i) the sale of the El Torito Division on June 28, 2000 that resulted in $9.1 million less EBITDA in 2000 versus 1999;
(ii) the introduction of Chi-Chi's Menu 2000 which negatively impacted EBITDA in the second quarter of 2000 by $2.4 million and had a continuing negative impact on food and labor margins throughout the remainder of the year; (iii) decreases in comparable sales in the Chi-Chi's and Koo Koo Roo concepts for 2000; (iv) added advertising expense to test the effectiveness of radio for

Koo Koo Roo in Southern California and to support the introduction of Chi-Chi's Menu 2000; (v) certain general and administrative expenses that were previously allocated to the El Torito Division which have not been eliminated; and (vi) severance costs of $0.6 million related to a change in Chi-Chi's management effected in December 2000. As a result of the sale of the El Torito Division, the Company will be operating at lower EBITDA levels for the foreseeable future.

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

   The Company had a working capital deficiency of $12.3 million on December 31, 2000. As a result of the Events of Default discussed above, at the filing date of this report the Company's working capital deficiency would be increased by approximately $233.4 million as a result of classifying the unpaid principal balance in default as current. See "--Other" for a description of the Company's planned course of action with respect to this material deficiency.

   Credit Facility. On January 10, 1997, the Company entered into the Foothill Credit Facility to provide for the ongoing working capital needs of the Company. As a result of the acquisition of KKR on October 30, 1998, the Company increased the Foothill Credit Facility to $55 million. In connection with the El Torito Sale, (i) the Company used a portion of the cash proceeds from the sale to repay $25.9 million outstanding under the Foothill Credit Facility and (ii) the Foothill Credit Facility was amended and restated to adjust all restrictive covenants to reflect the El Torito Sale and reduce the credit facility to a maximum of $20 million (subject to certain limitations) of letters of credit and revolving cash borrowings. The Foothill Credit
Facility:

  . is secured by substantially all of the real and personal property of the Company (other than Hamlet's capital stock);

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

   The Company was not in compliance with certain of its financial ratios at December 31, 2000. In addition, the non-payment of interest on the FRI-MRD notes is considered a default under the provisions of the Foothill Credit Facility. The Company has notified Foothill of all such defaults and has requested a waiver. There can be no assurances that the waiver will be granted. Letters of credit are issued under the Foothill Credit Facility in large part to provide security for future amounts payable under the Company's workers' compensation insurance program ($11.5 million of such letters of credit were outstanding as of March 23, 2001). No working capital borrowings were outstanding as of March 23, 2001.

   Prandium Notes. On January 27, 1994, the Company sold $300 million principal amount of the Senior Notes and $150 million principal amount ($109 million in proceeds) of the Discount Notes. The Senior Notes require semiannual interest payments on February 1 and August 1 of each year and mature on February 1, 2002. The Senior Notes are redeemable at the option of the Company at 100%. Cash interest payments on the Discount Notes began on August 1, 1997 and the terms of such debt require that interest continue to be paid on February 1 and August 1 of each year, and such notes mature on February 1, 2004. The Discount Notes are redeemable at the option of the Company after February 1, 1999. Such notes may now be redeemed at 101.359%, declining to 100% at February 1, 2002. At the filing date of this report, the Company is in default of the interest payment provisions of the Prandium Notes.

   Senior Discount Notes. On August 12, 1997, FRI-MRD issued an aggregate principal amount of $61 million of its Senior Discount Notes to certain holders of the Company's Senior Notes in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash. On January 14 and 15, 1998, FRI-MRD issued an additional $14 million aggregate principal amount of its Senior Discount Notes to the same purchasers for approximately $11.6 million in cash. The Senior Discount Notes are due on January 24, 2002. No cash interest was payable on the Senior Discount Notes until July 31, 1999, at which time interest became payable in cash semi-annually at the rate of 15% per annum, with the first cash interest payment made on January 31, 2000. The Senior Discount Notes are redeemable by FRI-MRD, in whole or in part, at a price of 103.75% of the accreted value thereof. The Senior Discount Notes contain covenants that restrict FRI-MRD, including limitations on (i) the incurrence of certain indebtedness and liens, (ii) the ability to make certain restricted payments, (iii) certain mergers, consolidations and asset sales and (iv) certain transactions with affiliates. Proceeds from the sales of the Senior Discount Notes were used to fund the Company's capital expenditure programs and for general corporate purposes. At the filing date of this report, FRI-MRD is in default of the interest payment provisions of these notes and is currently negotiating with the noteholders to determine an acceptable capital restructuring of the Company and its subsidiaries.

   Senior Secured Discount Notes. On June 9, 1998, FRI-MRD entered into a Note Agreement pursuant to which on October 30, 1998 FRI-MRD issued $24 million aggregate face amount of MRD Merger Notes at a price of approximately 90% of par resulting in net proceeds of $21.7 million. The MRD Merger Notes are due on January 24, 2002. No cash interest was payable on the MRD Merger Notes until July 31, 1999, at which time interest became payable in cash semi-annually at the rate of 14% per annum, with the first cash interest payment made on January 31, 2000. The MRD Merger Notes are redeemable by FRI-MRD, in whole or in part, at a price of 102.5% of the accreted value thereof. The MRD Merger Notes contain covenants that restrict FRI-MRD, including limitations on
(i) the incurrence of certain indebtedness and liens, (ii) the ability to make certain restricted payments, (iii) certain mergers, consolidations and asset sales, (iv) certain transactions with affiliates and (v) the issuance of any equity securities of Hamlet. Proceeds from the sale of the MRD Merger Notes were used exclusively to purchase all of the outstanding shares of Hamlet, and the MRD Merger Notes are secured by all of such outstanding shares of Hamlet. At the filing date of this report, FRI-MRD is in default of the interest payment provisions of these notes and is currently negotiating with the noteholders to determine an acceptable capital restructuring of the Company and its subsidiaries.

   Other. During 1999, the Company explored several financing transactions and other strategic alternatives in an effort to meet its debt service requirements. This process culminated in the completion of the El Torito Sale on June 28, 2000. A portion of the net cash proceeds from that transaction was used to pay indebtedness outstanding under the Foothill Credit Facility of $25.9 million. In addition, Acapulco assumed $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, as part of the El Torito Sale.

   After completion of the El Torito Sale, the Company continued to be highly leveraged and have significant annual debt service requirements. During the second half of fiscal 2000, the Company began considering other alternatives to address its debt service requirements.

   As a result of discussions and deliberations among the Company, its legal advisors and its financial advisors, the Company's subsidiary FRI-MRD elected not to pay the semi-annual interest payments due January 31, 2001 on its outstanding long-term debt. The Company also elected not to pay the semi-annual interest payments due February 1, 2001 on its outstanding long-term debt. Under the terms of the note agreements governing the FRI-MRD debt and the indentures governing the Company debt, these non-payments became "Events of Default" and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. In addition, the vesting of the right (whether or not exercised) of the noteholders to accelerate the debt caused an "Event of Default" to occur under the Foothill Credit Facility and Foothill became entitled to certain additional rights. Foothill and FRI-MRD entered into a letter agreement as of March 29, 2001 whereby FRI-MRD acknowledged certain specified events of default and acknowledged that as a result of such events of default, Foothill has no further obligation to make advances to FRI-MRD under the Foothill Credit Facility. In addition, pursuant to such letter agreement Foothill agreed that it would forbear from exercising its remedies relative to the events of default specified in the letter agreement until the earliest to occur of: (i) May 15, 2001 (or such later date as Foothill may designate in writing in its sole discretion); and (ii) the occurrence of any Event of Default under the Foothill Credit Facility (other than those defaults set forth in the letter agreement). The Company is currently negotiating with its creditors to reach agreement on an acceptable capital restructuring of the Company and its subsidiaries. There can be no assurances that the Company will be able to successfully reach an agreement with its creditors or successfully resolve its capital structure. In such an event, the Company's ability to continue to operate in the ordinary course may be materially adversely affected.

Capital Resources

   Net cash provided by investing activities was $89.6 million for the year ended December 31, 2000, net of $15.6 million used for capital expenditures, as compared to net cash used in investing activities of $32.1 million for fiscal 1999 and $41.8 million for fiscal 1998. The change in net cash provided by (used in) investing activities for 2000 as compared to 1999 and 1998 was primarily due to (i) net proceeds from the completion of the El Torito Sale and (ii) lower capital expenditures in 2000.

   Capital expenditures for fiscal 2000 were $15.6 million, including $0.9 million expended on El Torito in the normal course of business during the six months prior to the sale of that division. Three new Koo Koo Roo restaurants were opened in fiscal 2000. Fifteen additional Chi-Chi's were remodeled, bringing the total Chi-Chi's that have been remodeled between January 1, 1997 and December 31, 2000 to 98.

   Capital expenditures of up to approximately $12.0 million have been identified for fiscal 2001. The Company anticipates opening up to three new Koo Koo Roo restaurants and expanding a new Koo Koo Roo menu test to seven restaurants. Actual capital expenditures for fiscal 2001 will be dependent on successful resolution of the Company's capital structure and on the availability of required funds.

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

Interest Rate Risk

   The Company's primary exposure to financial market risks is the impact that interest rate changes could have on the Foothill Credit Facility, of which no working capital borrowings were outstanding as of December 31, 2000. Borrowings under the Foothill Credit Facility bear interest at the prime rate as announced by Wells Fargo Bank plus 1.875% for borrowings less than or equal to $10 million and at the prime rate plus 2.875% for borrowings greater than $10 million.

Results of Operations

   As used herein, "comparable restaurants" are restaurants operated by the Company for at least eighteen months and that continued operating through the last day of the later year being compared. In 1999, the Company adjusted its comparable restaurant sales calculation to conform to the general industry standard of an 18-month base versus the prior 12-month base. This change did not have a material impact on reported comparable restaurant sales results due to the Company's relatively low levels of new restaurant growth.

Fiscal year 2000 as compared to fiscal year 1999

   Total sales of $424,632,000 for 2000 decreased by $111,947,000 or 20.9% as compared to 1999. The decrease was the result of (i) the sale of the El Torito Division on June 28, 2000; (ii) declines in comparable restaurant sales for Koo Koo Roo and Chi-Chi's, slightly offset by an increase in comparable restaurant sales for Hamburger Hamlet; and (iii) sales decreases for restaurants sold or closed, other than those included in the sale of the El Torito Division, partially offset by sales from new restaurants and sales related to having 53 weeks of operations in fiscal 2000 versus 52 weeks of operations in fiscal 1999. The breakdown of the sales decrease for 2000 is detailed below:

                                                                   2000 Sales
                                                                    Decrease
                                                                ----------------
                                                                ($ in thousands)
   Decrease in Sales from the Sale of the El Torito Division..     $(102,272)
   Decrease in Sales from Restaurants Sold or Closed other
    than Those included in the Sale of the El Torito
    Division..................................................       (11,776)
   Net Decrease in Sales of Comparable Restaurants............        (5,637)
   Sales from New Restaurants.................................         2,511
   Sales from Extra Week of Operations........................         5,227
                                                                   ---------
                                                                   $(111,947)
                                                                   =========

   Overall sales for comparable restaurants in 2000 were $293,132,000, which were $5,637,000 or 1.9% unfavorable when compared to 1999. Comparable sales in 2000 for Chi-Chi's were $210,018,000, which were $2,439,000 or 1.1%
unfavorable to 1999. Koo Koo Roo's comparable sales were $50,742,000, which were $3,617,000 or 6.7% unfavorable to 1999. Offsetting these unfavorable variances were comparable Hamburger Hamlet sales of $32,372,000, which were $419,000 or 1.3% favorable to 1999.

                                                            2000 Comparable
                                                            Sales Increase
                                                              (Decrease)
                                                           -------------------
                                                            Amount    Percent
                                                           ---------  --------
                                                             ($ in thousands)
   Comparable Chi-Chi's................................... $  (2,439)    (1.1)%
   Comparable Koo Koo Roo.................................    (3,617)    (6.7)
   Comparable Hamburger Hamlet............................       419      1.3
                                                           ---------   ------
                                                             $(5,637)    (1.9)%
                                                           =========   ======

   The primary focus in Chi-Chi's for 2000 was the introduction of a new menu in the second quarter. All broadcast media flights for 2000 were scheduled to support the introduction, which media was broadcast almost exclusively in the second and third quarters. Consequently, no media was scheduled for the fourth quarter contributing to comparable sales declines of 6.3% for the fourth quarter of 2000 when compared to the same period in 1999. Additionally, certain major competitors of Chi-Chi's targeted the fourth quarter of 2000 with significant broadcast media campaigns.

   Costs related to the introduction of Chi-Chi's Menu 2000 negatively impacted EBITDA in 2000. During the second quarter of 2000, gross margin was negatively impacted by introductory food and labor costs, including training, totaling approximately $1.8 million. Expenses for menus, uniforms and small equipment were approximately $600,000 during the second quarter of 2000.

   Koo Koo Roo increased its marketing focus in 2000 with six campaigns compared to four in 1999, supporting three new product introductions, Stuffed Potatoes, BBQ Chicken and Apple Crumb Dessert, as well as campaigns for its Original Chicken and Thanksgiving. In addition to print media, Koo Koo Roo tested radio and billboard advertising in the Los Angeles/Orange County California market during the fourth quarter of 2000.

   Hamburger Hamlet introduced three new Hamlet At Night menus in 2000 supported by print advertising and in-store merchandising. This strategy of seasonal menus, begun in 1999, has shown to be successful in revitalizing Hamburger Hamlet's dinner business. Hamburger Hamlet reported comparable sales increases of 2.1% in the fourth quarter of 2000 when compared to the same period in 1999.

   In the following discussion of the Company's operating results, one of the major components of the variance of 2000 versus 1999 was the El Torito Sale. Reported results for 2000 included only six months of operations for El Torito while results for 1999 included a full year of operations for El Torito. Therefore, when the discussion references the impact of the El Torito Sale, the impact to which it refers is this six month absence of operating results for 2000.

   Product costs of $113,278,000 for 2000 decreased by $28,603,000 or 20.2% as compared to 1999. Product cost as a percentage of sales increased from 26.4% in 1999 to 26.7% in 2000. The El Torito Sale accounted for $24,867,000 (86.9%) of the product costs decrease and more than 100% of the percentage of sales increase, primarily because of El Torito's volume of margarita sales and the associated increase in tequila prices related to the Mexican agave shortage. If all of El Torito's results were excluded from both 2000 and 1999, product costs as a percentage of sales decreased from 27.7% in 1999 to 27.4% in 2000, primarily because of favorable cheese prices in the first half of 2000, partially offset by the Chi-Chi's Menu 2000 introduction.

   Payroll and related costs of $152,670,000 for 2000 were $38,102,000 or 20.0% favorable to 1999. As a percentage of sales, payroll and related costs increased from 35.6% in 1999 to 36.0% in 2000. The El Torito Sale accounted for $36,486,000 (95.8%) of the total variance. The remaining variance was composed of higher management expenses as a result of 53 weeks of salaries in 2000 versus 52 weeks in 1999 and increases related to the Chi-Chi's Menu 2000 introduction, partially offset by the savings in variable labor associated with the decrease in sales.

   The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective September 1, 1997, the Federal minimum wage was increased from $4.75 to $5.15. However, a provision of this law effectively froze the minimum wage for tipped employees at then current levels by increasing the allowable tip credit in those states that allow for a tip credit. Furthermore, in California, the state's minimum wage was increased to $5.00 on March 1, 1997 and further increased to $5.75 on March 1, 1998. In October 2000, the California Industrial Welfare Commission voted to increase the state's minimum wage by 50c on January 1, 2001 with another 50c increase to occur on January 1, 2002. No Federal minimum wage increases are currently scheduled for 2001. In response to previous minimum wage increases, the Company has implemented various menu price increases, and each of the Company's concepts raised prices in early 2001.

   Occupancy and other operating expenses of $116,065,000 in 2000 were $23,088,000 or 16.6% favorable to 1999. The El Torito Sale accounted for $25,998,000 (112.6%) of the variance, offset by the impact of the Chi-Chi's Menu 2000 introduction and increased advertising expense for both Koo Koo Roo and Chi-Chi's. These inefficiencies were reflected in the increase from 25.9% in 1999 to 27.3% in 2000 for occupancy and other operating expenses as a percentage of sales.

   Depreciation and amortization of $22,852,000 for 2000 decreased by $5,179,000 or 18.5% as compared to 1999 due to the El Torito Sale which accounted for $4,788,000 or 92.5% of the decrease, the impact of the 29 restaurants sold or closed since the beginning of 1999 and the reduced depreciable basis from the write-down of certain long-lived assets in the fourth quarter of 1999.

   General and administrative expenses of $27,834,000 in 2000 were $4,908,000 or 15.0% favorable to 1999. As a percentage of sales, general and administrative expense increased from 6.1% in 1999 to 6.6% in 2000. The decrease in expenses was due to the El Torito Sale, which was partially offset by the impact of 53 weeks of salaries in 2000 versus 52 weeks in 1999 and severance expenses related to the reorganization of Chi-Chi's executive staff. The increase as a percentage of sales for 2000 primarily reflects general and administrative expenses being spread over fewer restaurants due to the El Torito Sale. This is in spite of the elimination of over 100 positions in the Company's support center since the end of 1999. Management continues to closely evaluate the Company's general and administrative cost structure for additional savings opportunities.

   Opening costs are incurred in connection with the opening or remodeling of a restaurant and are principally related to stocking the restaurant and training its staff. Opening costs of $762,000 in 2000 decreased $2,117,000 or 73.5% from 1999 as the Company reduced the rate of new openings and remodels.

   The Company reported a loss on disposition of properties of $4.1 million for 2000 compared to a loss of $5.3 million in 1999. These amounts reflect losses associated with restaurant divestments and closures and remodeled restaurant asset retirements in such periods. In addition, the Company's reserve for carrying costs of closed properties increased $0.2 million in 2000 and $1.7 million in 1999.

   In the fourth quarter of 2000, ten non-strategic Koo Koo Roo restaurants were designated for divestment, and the Company recorded a provision for divestitures of $4.5 million. Also during the fourth quarter of 2000, the Company substantially completed its divestment program for Chi-Chi's restaurants, divesting a total of 28 restaurants since inception of the program. As a result, $0.8 million was recorded as an additional provision for divestitures. Finally, the Company identified eight other restaurants with impaired values in 2000 and recorded a write-down of long-lived assets of $1.7 million during the third quarter and $3.1 million during the fourth quarter.

   As previously reported by the Company, the Koo Koo Roo restaurant concept realized comparable restaurant sales declines since the acquisition of the Koo Koo Roo and Hamburger Hamlet restaurant operations on October 30, 1998, which declines continued through the fourth quarter of 2000. These sales declines have resulted in operating performance for the Koo Koo Roo restaurants which is lower than anticipated at the time of the Merger. These operating results have caused the Company to reevaluate its business strategy for Koo Koo Roo. Consistent with this reevaluation, the Company has revised its forecasts for the future operations of Koo Koo Roo which has resulted in a reduction in projected future cash flows and a lower valuation of the business. Accordingly, in the fourth quarter of 2000, the Company completed an evaluation of the carrying value of the Koo Koo Roo costs in excess of net assets of business acquired which determined that the entire unamortized balance of $47,771,000 at December 31, 2000 should be written off. For a further discussion of the methodology and assumptions employed to assess the recoverability of the Koo Koo Roo costs in excess of net assets of business acquired, refer to Note 5 of the Company's audited consolidated financial statements.

   Interest expense, net of $30,841,000 for 2000 decreased by $530,000 or 1.7% as compared to 1999 primarily resulting from increased interest income on invested cash balances partially offset by increased interest expense on working capital borrowings.

   The Company recorded a pretax gain of $60,729,000 in fiscal 2000 as a result of the sale of the El Torito Division.

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

                                                                   1999 Sales
                                                                    Increase
                                                                ----------------
                                                                ($ in thousands)
   Increased Sales from the KKR Restaurant Division............     $ 73,635
   Sales from New Restaurants..................................        6,398
   Decrease in Sales of Comparable Restaurants.................          (42)
   Decrease in Sales from Restaurants Sold or Closed...........      (16,065)
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

                                                            1999 Comparable
                                                            Sales Decrease
                                                           -------------------
                                                            Amount    Percent
                                                           ---------  --------
                                                           ($ in thousands)
   Comparable Chi-Chi's................................... $  (1,177)    (0.5)%
   Comparable El Torito...................................     1,135      0.5
                                                           ---------   ------
     Total................................................ $     (42)     0.0%
                                                           =========   ======

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

   Chi-Chi's comparable sales for 1999 were 0.5% lower than 1998 compared to a 1.8% increase for 1998 over 1997. Comparable sales through the third quarter were up 0.5% over prior year. However, in the fourth quarter of 1999, Chi-Chi's switched from broadcast media advertising to freestanding inserts in print media ("FSIs"). When compared to the fourth quarter of 1998 when Chi-Chi's was running broadcast media advertising, comparable sales in the fourth quarter of 1999 were 3.6% lower. Concurrently, advertising expense was lowered approximately $1.1 million as a result of the net media savings. The FSIs featured a variety of Chi-Chi's signature items like the Outrageous Burrito, Sizzling Enchiladas and Grilled Steak & Chicken Fajitas. In the Cantina, a special Countdown Margarita, served in a commemorative take-home glass for $7.25, helped guests celebrate the Millennium. In October 1999, Chi-Chi's began testing an extensive new food offering, Menu 2000, in a three-unit, midwestern market. Menu 2000 is the result of intensive testing for consumer tastes and interests, food research and operational planning. During all 10 weeks of the advertising-supported test in 1999, both sales and customer counts in the test market have shown significant increases over prior year. Menu 2000 was introduced to the rest of the Chi-Chi's system in the second quarter of 2000 and was the primary focus of broadcast media advertising in 2000.

   During 1999, Koo Koo Roo initiated four marketing events including the introduction of a line of Chicken Chop bowls, $5.99 combo meals and a focus on take home meals. Each promotion was supported with print advertising and in-store merchandising materials. During the first quarter, Koo Koo Roo introduced the Chargrilled Chicken Chop, now one of its top-selling products. With the success of this product, Koo Koo Roo introduced two additional Chicken Chop bowls in the third quarter. During the second quarter, Koo Koo Roo offered a selection of four combo meals for $5.99, featuring Koo Koo Roo Original Skinless Flame Broiled Chicken, Country Herb and Garlic Rotisserie Chicken and Fresh-Roasted Turkey. Each combo meal included an entree, any two hot or cold side dishes and a beverage. In the fourth quarter, the marketing focused on one of its signature products, Country Herb and Garlic Rotisserie Chicken. The print advertising focused on building the take home business with a coupon incentive for a $5.99 Rotisserie Chicken. Along with the focus on Rotisserie Chicken, Koo Koo Roo teamed up with Dreamworks to promote their video release of The Prince of Egypt. This promotion centered on building awareness of the Koo Koo Roo Kid's Meals. During this promotion, each Kid's Meal (while supplies were available) came with a souvenir The Prince of Egypt cup and a small stuffed camel from The Prince of Egypt. Following these two promotions, Koo Koo Roo focused on Thanksgiving Day which resulted in an increase of 10% in turkey sales on Thanksgiving Day.

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

   Opening costs are incurred in connection with the opening or remodeling of a restaurant and are principally related to stocking the restaurant and training its staff. Opening costs of $2,879,000 for 1999 decreased by $466,000 or13.9% as compared to 1998, primarily due to expensing $344,000 of December 28, 1997 unamortized opening costs in the quarter ended March 29, 1998 as a result of adopting Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities," in the first quarter of 1998.

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

Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after December 15, 2000. The Company does not believe it has any instruments or transactions subject to SFAS 133.

Selected Operating Data

   The following table sets forth certain information regarding (i) the Company; (ii) its ongoing Chi-Chi's restaurant division, KKR restaurant division (acquired on October 30, 1998) and other operating restaurants; and
(iii) the El Torito restaurant division which was divested on June 28, 2000. At December 31, 2000, the Company's Chi-Chi's restaurant division operated 140 full-service restaurants and the Company's KKR restaurant division operated 57 fast-casual and full-service restaurants.

                                                 For the Years Ended
                                        --------------------------------------
                                        December 31, December 26, December 27,
                                            2000         1999         1998
                                        ------------ ------------ ------------
                                        ($ in thousands, except average check
                                                       amount)
Chi-Chi's Restaurant Division
Restaurant Open at End of Period:
  Owned/operated......................         140          150          165
  Franchised and Licensed.............          13           15           12
Sales.................................    $217,469     $227,716     $243,666
Restaurant Level Cashflow (a).........      14,347       20,569       18,285
Divisional EBITDA (b).................         557        5,942        1,426
Percentage increase (decrease) in
 comparable restaurant sales..........        (1.1)%       (0.5)%        1.8%
Average check.........................    $  10.78     $   9.23     $   8.50

KKR Restaurant Division (c)
Restaurant Open at End of Period:
  Owned/operated......................          57           57           54
  Franchised and Licensed.............           0            1            3
Sales.................................    $ 87,947     $ 88,252     $ 14,617
Restaurant Level Cashflow (a).........       9,445       10,335        1,376
Divisional EBITDA (b).................       3,122        4,384          364
Percentage increase (decrease) in
 comparable restaurant sales..........        (3.7)%       N.A.         N.A.
Average check (Koo Koo Roo restaurants
 only)................................    $  10.26     $   9.13     $   8.70

Other Operating Restaurants
Restaurants Open at End of Period:
  Owned/operated......................           6            6            3
  Franchised and Licensed.............           0            0            0
Sales.................................    $  6,807     $  5,930     $  4,625
Restaurant Level Cashflow (a).........         159          280          445
Divisional EBITDA (b).................      (1,709)        (112)         332

Ongoing Operations
Restaurants Open at End of Period:
  Owned/operated......................         203          213          222
  Franchised and Licensed.............          13           16           15
Sales.................................    $312,223     $321,898     $262,908
Restaurant Level Cashflow (a).........      23,951       31,184       20,106
Divisional EBITDA (b).................       1,970       10,214        2,122

Divested Operations (d)
Restaurant Open at End of Period:
  Owned/operated......................           0           95           92
  Franchised and Licensed.............           0            8            8
Sales.................................    $112,409     $214,681     $209,745
Restaurant Level Cashflow (a).........      18,668       33,589       34,362
Divisonal EBITDA (b)..................      12,984       22,112       22,537

Total Company
Restaurants Open at End of Period:
  Owned/operated......................         203          308          314
  Franchised and Licensed.............          13           24           23
Sales.................................    $424,632     $536,579     $472,653
EBITDA (e)............................      14,785       32,031       28,064(f)

- --------
  (a) Restaurant Level Cashflow with respect to any operating division represents Divisional EBITDA (as defined below) before general and administrative expenses and any net franchise profit or miscellaneous income (expense) reported by the respective division.

  (b) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, interest, taxes, depreciation and amortization. Corporate general and administrative expenses which have not been eliminated and that would have been allocated to the El Torito Division prior to the sale of that division are being charged to Other Operating Restaurants in 2000 so as not to distort the year-over-year comparisons of the Chi-Chi's and KKR Restaurant Divisions.

  (c) Reflects operations since the Merger and Hamlet Acquisition on October 30, 1998.

  (d) Divested Operations represents the results of the El Torito Division until it was divested on June 28, 2000.

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

   During 2000, 1999 and 1998, the effects of general inflation did not have a significant impact on the Company's results of operations. However, beginning in late 2000, utility rate increases began to adversely impact the Company. The continuing impact of these increases and the impact of potential electricity interruptions in California cannot be predicted at this time.

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

     2 (b) Stock Purchase Agreement, dated as of March 27, 2000, by and among the Company, FRI-MRD Corporation and Acapulco
              Acquisition Corp. (Filed as Exhibit 2(b) to the Company's
              Form 10-K filed with the SEC on March 29, 2000.)

     2 (c)    Amendment No. 1 to Stock Purchase Agreement dated June 28,
              2000, by and among the Company, FRI-MRD Corporation and Acapulco Acquisition Corp. (Filed as Exhibit 2.2 to the
              Company's Form 8-K filed with the SEC on July 5, 2000.)

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


   4 (g) First Amendment dated as of June 9, 1998 to the Note Agreement dated August 12, 1997. (Filed as Exhibit 4.7 to the Company's
          Form S-4 filed with the SEC on July 1, 1998.)
   4 (h)  Note Agreement dated as of June 9, 1998 Re: $24,000,000 FRI-MRD
          Corporation Senior Secured Discount Notes due January 24, 2002.
          (Filed as Exhibit 4.8 to the Company's Form S-4 filed with the SEC on July 1, 1998.)
   4 (i)  First Amendment dated as of October 30, 1998 to the Note
          Agreement dated as of June 9, 1998. (Filed as Exhibit 4(i) to the Company's Form 10-Q filed with the SEC on November 12,
          1998.)
   4 (j) Waiver dated as of January 29, 1999 to the Note Agreements dated as of August 12, 1997 and June 9, 1998. (Filed as Exhibit
          4(j) to the Company's Form 10-K filed with the SEC on March 29,
          1999.)
   10 (a) The Company's 1994 Incentive Stock Option Plan. (Filed as
          Exhibit 10(g) to the Company's Form 10-K filed with the SEC on March 28, 1994.)
   10 (b) The Company's Deferred Compensation Plan. (Filed as Exhibit
          10(k) to the Company's Form 10-K filed with the SEC on March
          27, 1995.)
   10 (c) The Company's Severance Plan. (Filed as Exhibit 10(m) to the
          Company's Form 10-K filed with the SEC on March 27, 1995.)
   10 (d) Lease Indemnification Agreement, dated as of January 27, 1994, by and between the Company and W. R. Grace & Co.-Conn. (Filed as Exhibit 10(ii) to the Company's Form 10-K filed with the SEC on March 28, 1994.)
   10 (e) Tax Sharing Agreement, dated as of January 27, 1994, by and among the Company, Foodmaker, Inc. and Chi-Chi's, Inc. (Filed as Exhibit 10(ll) to the Company's Form 10-K filed with the SEC on March 28, 1994.)
   10 (f) Registration Rights Agreement, dated as of January 27, 1994, by and among the Company and certain of its shareholders. (Filed as Exhibit 10(mm) to the Company's Form 10-K filed with the SEC on March 28, 1994.)
   10 (g) The Company's 1998 Management Incentive Compensation Plan
          Description. (Filed as Exhibit 10(h) to the Company's Form 10-K filed with the SEC on March 29, 1999.)
   10 (h) The Company's 1999 Management Incentive Compensation Plan
          Description. (Filed as Exhibit 10(h) to the Company's Form 10-K filed with the SEC on March 29, 2000.)
  *10 (i) The Company's 2000 Management Incentive Compensation Plan
          Description.
   10 (j) Amended and Restated Loan and Security Agreement by and among the Company, FRI-MRD Corporation, Chi-Chi's, Inc., each of their subsidiaries and Foothill Capital Corporation, dated as of July 19, 2000. (Filed as Exhibit 10.1 to the Company's
          Form 8-K filed with the SEC on July 24, 2000.)
   10 (k) Amended, Restated and Consolidated General Continuing Guaranty, dated as of July 19, 2000, by and among the Company, FRI-MRD
          Corporation, FRI-Admin Corporation, Koo Koo Roo, Inc., The
          Hamlet Group, Inc. and Foothill Capital Corporation. (Filed as
          Exhibit 10.2 to the Company's Form 8-K filed with the SEC on July 24, 2000.)
   10 (l) Amended and Restated Subordination Agreement, dated as of July
          19, 2000, by and among Foothill Capital Corporation, FRI-MRD
          Corporation and the Company. (Filed as Exhibit 10.3 to the Company's Form 8-K filed with the SEC on July 24, 2000.)

   10 (m)  Amended, Restated and Consolidated Security Agreement, dated as of July 19, 2000, by and among Foothill Capital
           Corporation, the Company, FRI-MRD Corporation,
           FRI-Admin Corporation, Koo Koo Roo, Inc., The Hamlet Group,
           Inc. and each of the subsidiaries of Chi-Chi's, Inc. (Filed as
           Exhibit 10.4 to the Company's Form 8-K filed with the SEC on
           July 24, 2000.)
   10 (n)  Amended, Restated and Consolidated Stock Pledge Agreement,
           dated as of July 19, 2000, by and among the Company, FRI-MRD
           Corporation, Chi-Chi's, Inc. and Foothill Capital Corporation.
           (Filed as Exhibit 10.5 to the Company's Form 8-K filed with the SEC on July 24, 2000.)
   10 (o)  Amended and Restated Trademark Security Agreement, dated as of
           July 19, 2000, by and among Chi-Chi's, Inc. and Foothill
           Capital Corporation. (Filed as Exhibit 10.6 to the Company's
           Form 8-K filed with the SEC on July 24, 2000.)
   10 (p)  Distribution Service Agreement, dated as of April 30, 1997, between Chi-Chi's, Inc. and Sysco Corporation. (Portions of this document have been omitted pursuant to a request for
           confidential treatment.) (Filed as Exhibit 10(cc) to the
           Company's Form 10-K filed with the SEC on March 30, 1998.)
   10 (q)  Stock Purchase Agreement dated as of June 9, 1998 by and between FRI-MRD Corporation and KKR. (Filed as Exhibit 10.1 to
           the Company's Form S-4 filed with the SEC on July 1, 1998.)
   10 (r)  Bridge Loan Agreement dated as of June 9, 1998 among the
           Hamlet Group, Inc., as borrower, KKR, H.H.K. of Virginia, and
           H.H. of Maryland, Inc., as guarantors, and FRI-MRD
           Corporation, as lender. (Filed as Exhibit 10.2 to the
           Company's Form S-4 filed with the SEC on July 1, 1998.)
   10 (s)  Koo Koo Roo Enterprises, Inc. 1998 Stock Incentive Plan.
           (Filed as Exhibit 10(ii) to the Company's Form 10-Q filed with the SEC on November 12, 1998.)
  *10 (t)  Second Amended and Restated Employment Agreement dated as of
           July 13, 2000 by and between Kevin S. Relyea, the Company and certain subsidiaries.
   10 (u)  Employment Agreement dated as of November 1, 1998 by and between Gayle A. DeBrosse, the Company and certain
           subsidiaries. (Filed as Exhibit 10(ll) to the Company's Form
           10-K filed with the SEC on March 29, 1999.)
  *10 (v)  Severence Agreement and General Release dated as of December
           21, 2000 by and between Roger K. Chamness, the Company and certain subsidiaries.
   10 (w)  Prandium, Inc. Divestiture Bonus Plan for Key Management for
           1999-2000. (Filed as Exhibit 10(nn) to the Company's Form 10-K
           filed with the SEC on March 29, 2000.)
  *10 (x)  Letter Agreement as of March 29, 2001 by and among Foothill
           Capital Corporation, FRI-MRD Corporation and Chi-Chi's, Inc.
  *21 (a)  List of Subsidiaries.
  *21 (b)  Names Under Which Subsidiaries Do Business.
  *23      Consent of KPMG LLP.

    (b) Reports on Form 8-K

        None.
- --------
* Filed herewith.

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

Date: April 2, 2001

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                             Title                    Date
             ---------                             -----                    ----

      /s/ Kevin S. Relyea            Chairman, President and Chief      April 2, 2001
____________________________________  Executive Officer (Principal
          Kevin S. Relyea             Executive Officer)

  /s/ Daniel E. Maltby, Ph.D.        Director                           April 2, 2001
____________________________________
      Daniel E. Maltby, Ph.D.

      /s/ William E. Rulon           Director                           April 2, 2001
____________________________________
          William E. Rulon

   /s/ Robert T. Trebing, Jr.        Executive Vice President and       April 2, 2001
____________________________________  Chief Financial Officer
       Robert T. Trebing, Jr.         (Principal Financial and
                                      Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
PRANDIUM, INC.
Independent Auditors' Report.............................................. F-2
Consolidated Balance Sheets as of December 31, 2000 and December 26,
 1999..................................................................... F-3
Consolidated Statements of Operations for the Years Ended December 31,
 2000, December 26, 1999 and December 27, 1998............................ F-4
Consolidated Statements of Common Stockholders' Deficit for the Years
 Ended December 31, 2000, December 26, 1999 and December 27, 1998......... F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
 2000, December 26, 1999 and December 27, 1998............................ F-6
Notes to Consolidated Financial Statements................................ F-8
Schedule II--Valuation and Qualifying Accounts for the Years Ended
 December 31, 2000, December 26, 1999 and December 27, 1998............... S-1

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Prandium, Inc.:

   We have audited the accompanying consolidated balance sheets of Prandium, Inc. (formerly known as Koo Koo Roo Enterprises, Inc. and as Family Restaurants, Inc.) and its subsidiaries as of December 31, 2000 and December 26, 1999, and the related consolidated statements of operations, common stockholders' deficit and cash flows for the years ended December 31, 2000, December 26, 1999 and December 27, 1998. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prandium, Inc. and its subsidiaries as of December 31, 2000 and December 26, 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, December 26, 1999 and December 27, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

   The accompanying consolidated financial statements have been prepared assuming that Prandium, Inc. will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a significant stockholders' deficit and has experienced events of default on certain of its debt instruments. These circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements and related financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Orange County, California
March 2, 2001

                                 PRANDIUM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                      December 31, December 26,
                                                          2000         1999
                                                      ------------ ------------
                                                          ($ in thousands)
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents..........................  $  53,505    $   3,600
  Restricted cash....................................      2,500            0
  Receivables........................................      2,075        2,408
  Inventories........................................      2,386        2,672
  Other current assets...............................      2,574        3,098
  Property held for sale.............................          0       55,835
                                                       ---------    ---------
    Total current assets.............................     63,040       67,613

Property and equipment, net..........................    124,922      137,460
Costs in excess of net assets of business acquired,
 net.................................................     16,814       66,293
Other assets.........................................     15,736       15,267
                                                       ---------    ---------
                                                       $ 220,512    $ 286,633
                                                       =========    =========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
        -------------------------------------
Current liabilities:
  Working capital borrowings.........................  $       0    $  21,850
  Current portion of long-term debt, including
   capitalized lease obligations.....................      2,060        1,000
  Accounts payable...................................      8,150        9,228
  Current portion of self-insurance reserves.........      2,812        2,601
  Other accrued liabilities..........................     58,760       57,711
  Income taxes payable...............................      3,523        3,638
                                                       ---------    ---------
    Total current liabilities........................     75,305       96,028

Self-insurance reserves..............................      5,298        6,560
Other long-term liabilities..........................      3,590        3,779
Long-term debt, including capitalized lease
 obligations, less current portion...................    235,696      237,871

Commitments and contingencies

Stockholders' deficit:
  Common stock--authorized 300,000,000 shares, par
   value $.01, 180,380,513 shares issued and
   outstanding in 2000 and 1999......................      1,804        1,804
  Additional paid-in capital.........................    222,353      222,353
  Accumulated deficit................................   (323,534)    (281,762)
                                                       ---------    ---------
    Total stockholders' deficit......................    (99,377)     (57,605)
                                                       ---------    ---------
                                                       $ 220,512    $ 286,633
                                                       =========    =========

          See accompanying notes to consolidated financial statements

                                 PRANDIUM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the Years Ended
                                     ----------------------------------------
                                     December 31,  December 26,  December 27,
                                         2000          1999          1998
                                     ------------  ------------  ------------
                                       ($ in thousands, except per share
                                                    amounts)

Sales............................... $    424,632  $    536,579  $    472,653
                                     ------------  ------------  ------------
Product costs.......................      113,278       141,881       126,788
Payroll and related costs...........      152,670       190,772       165,207
Occupancy and other operating
 expenses...........................      116,065       139,153       125,177
Depreciation and amortization.......       22,852        28,031        22,916
General and administrative
 expenses...........................       27,834        32,742        27,417
Opening costs.......................          762         2,879         3,345
Loss on disposition of properties,
 net................................        4,104         5,265         7,993
Provision for divestitures and
 write-down of long-lived assets....       58,027           484        27,661
VCU termination expense.............            0             0         4,223
                                     ------------  ------------  ------------
  Total costs and expenses..........      495,592       541,207       510,727
                                     ------------  ------------  ------------
Operating loss......................      (70,960)       (4,628)      (38,074)
Gain on sale of division............       60,729             0             0
Interest expense, net...............      (30,841)      (31,371)      (24,659)
                                     ------------  ------------  ------------
Loss before income tax provision....      (41,072)      (35,999)      (62,733)
Income tax provision................          700           492           400
                                     ------------  ------------  ------------
Net loss............................ $    (41,772) $    (36,491) $    (63,133)
                                     ============  ============  ============
Net loss per share--basic and
 diluted............................ $      (0.23) $      (0.20) $      (0.48)
                                     ============  ============  ============
Weighted average shares
 outstanding--basic and diluted.....  180,380,513   180,380,513   131,309,797
                                     ============  ============  ============


          See accompanying notes to consolidated financial statements

                                 PRANDIUM, INC.

            CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIT

           FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

                               Common Stock    Additional
                            ------------------  Paid-in   Accumulated
                              Shares    Amount  Capital     Deficit    Total
                            ----------- ------ ---------- ----------- --------
                                             ($ in thousands)
Balance at December 28,
 1997.....................  121,515,391 $1,215  $154,729   $(182,138) $(26,194)
Net loss..................            0      0         0     (63,133)  (63,133)
Issuance of common stock
 to acquire KKR...........   56,589,903    566    67,437           0    68,003
VCU termination expense...            0      0       187           0       187
                            ----------- ------  --------   ---------  --------
Balance at December 27,
 1998.....................  178,105,294  1,781   222,353    (245,271)  (21,137)
Net loss..................            0      0         0     (36,491)  (36,491)
Issuance of common stock..    2,275,219     23         0           0        23
                            ----------- ------  --------   ---------  --------
Balance at December 26,
 1999.....................  180,380,513  1,804   222,353    (281,762)  (57,605)
Net loss..................            0      0         0     (41,772)  (41,772)
                            ----------- ------  --------   ---------  --------
Balance at December 31,
 2000.....................  180,380,513 $1,804  $222,353   $(323,534) $(99,377)
                            =========== ======  ========   =========  ========


          See accompanying notes to consolidated financial statements

                                 PRANDIUM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Years Ended
                                          --------------------------------------
                                          December 31, December 26, December 27,
                                              2000         1999         1998
                                          ------------ ------------ ------------
                                                     ($ in thousands)
               Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers..........   $ 425,546    $ 537,619    $ 471,716
  Cash received from franchisees and
   licensees............................       1,581        1,726        2,018
  Cash paid to suppliers and employees..    (413,351)    (520,792)    (454,024)
  Cash paid for VCU termination
   expense..............................           0            0       (4,036)
  Interest received.....................       2,142          365        1,931
  Interest paid.........................     (32,101)     (16,645)     (16,653)
  Opening costs.........................        (762)      (2,879)      (3,001)
  Income taxes paid.....................        (815)        (596)        (446)
                                           ---------    ---------    ---------
    Net cash used in operating
     activities.........................     (17,760)      (1,202)      (2,495)
                                           ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property and
   equipment............................       1,075        2,510        4,862
  Proceeds from payments on notes
   receivable...........................         711        2,238            0
  Proceeds from sale of notes
   receivable, net......................           0        3,246            0
  Cash required for Merger and Hamlet
   Acquisition..........................           0       (2,356)     (17,016)
  Capital expenditures..................     (15,622)     (30,335)     (27,691)
  Lease termination payments............        (974)      (3,557)      (1,349)
  Other divestment expenditures.........      (1,976)      (2,307)           0
  Proceeds from the El Torito sale,
   net..................................     111,660            0            0
  Increase in restricted cash...........      (2,500)           0            0
  Other.................................      (2,742)      (1,520)        (566)
                                           ---------    ---------    ---------
    Net cash provided by (used in)
     investing activities...............      89,632      (32,081)     (41,760)
                                           ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of notes...           0            0       33,304
  Proceeds from (repayments of) working
   capital borrowings, net..............     (21,850)      21,850            0
  Proceeds from equipment financing.....       2,672            0            0
  Payment of debt issuance costs........           0         (347)      (1,141)
  Reductions of long-term debt,
   including capitalized lease
   obligations..........................      (2,789)      (2,327)      (2,719)
                                           ---------    ---------    ---------
    Net cash provided by (used in)
     financing activities...............     (21,967)      19,176       29,444
                                           ---------    ---------    ---------
Net increase (decrease) in cash and cash
 equivalents............................      49,905      (14,107)     (14,811)
Cash and cash equivalents at beginning
 of period..............................       3,600       17,707       32,518
                                           ---------    ---------    ---------
Cash and cash equivalents at end of
 period.................................   $  53,505    $   3,600    $  17,707
                                           =========    =========    =========

                                PRANDIUM, INC.

                                                  For the Years Ended
                                         --------------------------------------
                                         December 31, December 26, December 27,
                                             2000         1999         1998
                                         ------------ ------------ ------------
                                                    ($ in thousands)
     Reconciliation of Net Loss to Net Cash Used in Operating Activities

Net loss...............................    $(41,772)    $(36,491)    $(63,133)
                                           --------     --------     --------
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization........      22,852       28,031       22,916
  Amortization of debt issuance costs
   and deferred gain...................       1,102        1,550        1,250
  Expense of unamortized opening
   costs...............................           0            0          344
  Loss on disposition of properties....       4,104        5,265        7,993
  Provision for divestitures and write-
   down of long-lived assets...........      58,027          484       27,661
  Gain on sale of division.............     (60,729)           0            0
  VCU termination expense related to
   stock options.......................           0            0          187
  Accretion of interest on notes.......           0        6,954        8,757
  (Increase) decrease in receivables...         967        1,285         (819)
  Decrease in inventories..............         195           17           93
  Decrease in other current assets.....       1,005           70           30
  Increase (decrease) in accounts
   payable.............................      (2,555)      (5,086)       4,767
  Decrease in self-insurance reserves..        (229)      (3,457)      (7,475)
  Increase (decrease) in other accrued
   liabilities.........................        (612)         280       (5,020)
  Decrease in income taxes payable.....        (115)        (104)         (46)
                                           --------     --------     --------
    Total adjustments..................      24,012       35,289       60,638
                                           --------     --------     --------
Net cash used in operating activities..    $(17,760)    $ (1,202)    $ (2,495)
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

          See accompanying notes to consolidated financial statements

                                PRANDIUM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Prandium, Inc., formerly known as Koo Koo Roo Enterprises, Inc. and as Family Restaurants, Inc. (together with its subsidiaries, the "Company"), was incorporated in Delaware in 1986. The Company is primarily engaged in the operation of restaurants in the full-service and fast-casual segments, through its subsidiaries. Information relating to periods ending prior to October 30, 1998 included herein relates to the historical operations of Family Restaurants, Inc. and, except as otherwise indicated, does not reflect the operations of Koo Koo Roo, Inc., a Delaware corporation, or The Hamlet Group, Inc., a California corporation (collectively "KKR"), which the Company acquired on October 30, 1998. At December 31, 2000, the Company operated 203 restaurants in 22 states, approximately 64% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 13 restaurants outside the United States.

 Fiscal year

   The Company reports results of operations based on 52 or 53 week periods ending on the last Sunday in December. The fiscal year ended December 31, 2000 included 53 weeks and the fiscal years ended December 26, 1999 and December 27, 1998 included 52 weeks.

 Principles of consolidation

   The consolidated financial statements include the accounts of Prandium, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

 Estimations

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Inventories

   Inventories consist primarily of food, paper and liquor and are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method.

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

                                PRANDIUM, INC.

 Franchise and license fees

   Initial franchise and license fees are recognized when all material services have been performed and conditions have been satisfied. Initial fees for 2000 and 1998 totaled $49,000 and $350,000, respectively. No initial fees were recognized in 1999. Monthly fees for all franchise and license arrangements are accrued as earned based on the respective monthly sales. Such fees totaled $1,530,000 for 2000, $1,542,000 for 1999 and $1,331,000 for 1998
and offset general and administrative expenses.

 Costs in excess of net assets of business acquired

   Costs in excess of net assets of business acquired is amortized using the straight-line method over 40 years. Costs in excess of net assets of business acquired related to Koo Koo Roo restaurants was amortized through the fourth quarter of 2000 when the Company wrote off its remaining balance as further discussed in Note 5. Accumulated amortization amounted to $966,000 at December 31, 2000 and $2,002,000 at December 26, 1999. The Company evaluates the carrying value of its costs in excess of net assets of business acquired on an ongoing basis relying on a number of factors, including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers non-financial data such as continuity of personnel, changes in the operating environment, name identification, competitive information and market-trends. Finally, the evaluation considers changes in management's strategic direction or market emphasis. When the foregoing considerations suggest that a deterioration of the financial condition of the Company or any of its divisions has occurred, the Company measures the amount of an impairment, if any, based on the estimated fair value of the restaurant operations over the remaining amortization period.

 Impairment of long-lived assets

   The Company evaluates long-lived assets for impairment by comparison of the carrying value of the assets to estimated undiscounted cash flows (before interest charges) expected to be generated by the asset over its estimated remaining useful life. In addition, the Company's evaluation considers data such as continuity of personnel, changes in the operating environment, name identification, competitive information and market trends. Finally, the evaluation considers changes in management's strategic direction or market emphasis. When the foregoing considerations suggest that a deterioration of the financial condition of the Company or any of its assets has occurred, the Company measures the amount of an impairment, if any, based on the estimated fair value of each of its assets.

   As a result of a continued review of operating results, the Company identified three unprofitable Chi-Chi's, three unprofitable El Torito Express restaurants and two unprofitable Koo Koo Roo restaurants which may either take too long to recover profitability or may not recover at all, despite current marketing and cost control programs. In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded write-downs of long-lived assets of $1,730,000 and $3,106,000 during the third and fourth quarters of 2000, respectively, to reduce the assets' carrying value to their estimated fair value.

   During 1999, the Company identified one unprofitable Chi-Chi's and one unprofitable El Torito restaurant as being impaired. In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded a write-down of long-lived assets of $628,000 during the fourth quarter of 1999 to reduce the assets' carrying value to their estimated fair value.

   During 1998, the Company identified nine unprofitable Chi-Chi's and three unprofitable El Torito restaurants as being impaired. In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded a write-down of long-lived assets of $4.8 million during the fourth quarter of 1998 to reduce the assets' carrying value to their estimated fair value.

                                PRANDIUM, INC.

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

   Accordingly, $344,000 of unamortized opening costs at December 28, 1997 (classified as other current assets) was expensed in the condensed consolidated statement of operations for the quarter ended March 29, 1998. Opening costs incurred during 2000, 1999 and 1998 were $762,000, $2,879,000 and $3,001,000, respectively.

 Net loss per common share

   Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The impact of common stock equivalents has not been included since the impact would be anti-dilutive for all periods presented.

 Share and per share restatement

   On October 30, 1998, the Company declared a stock dividend pursuant to which approximately 121.96 shares of Company Common Stock were distributed for each share of Company Common Stock outstanding immediately prior to the Merger (as defined below). All data with respect to loss per share and share information in the consolidated financial statements has been retroactively adjusted to reflect the stock dividend.

 Stock-based employee compensation

   As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company measures stock-based employee compensation cost for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations and includes pro forma information in Note 17. Accordingly, compensation cost for the stock option grants to employees is measured as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. For the years ended December 31, 2000, December 26, 1999 and December 27, 1998, 20,933,000 shares,
25,801,000 shares and 26,300,000 shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of net loss per share as their effect would have been anti-dilutive.

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

                                PRANDIUM, INC.

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

NOTE 2--GOING CONCERN MATTERS AND RECAPITALIZATION PLAN:

   The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the 2000 consolidated financial statements, the Company incurred losses of $41,772,000, $36,491,000 and $63,133,000 for the fiscal years ended December
31, 2000, December 26, 1999 and December 27, 1998, respectively, and had a stockholders' deficit of $99,377,000 on December 31, 2000.

   During 1999, the Company explored several financing transactions and other strategic alternatives in an effort to meet its debt service requirements. This process culminated in the completion of the El Torito Sale (as defined below) on June 28, 2000. A portion of the net cash proceeds from that transaction was used to pay indebtedness outstanding under the Foothill Credit Facility (as defined below) of $25.9 million. In addition, Acapulco (as defined below) assumed $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, as part of the El Torito Sale. After completion of the El Torito Sale, however, the Company has continued to be highly leveraged and have significant annual debt service requirements.

   During the second half of fiscal 2000, the Company began considering other alternatives to address its debt service requirements. As a result of discussions and deliberations among the Company, its legal advisors and its financial advisors, the Company's subsidiary FRI-MRD Corporation ("FRI-MRD") elected not to pay the semi-annual interest payments due January 31, 2001 on its outstanding long-term debt. The Company also elected not to pay the semi-annual interest payments due February 1, 2001 on its outstanding long-term debt. Under the terms of the note agreements governing the FRI-MRD debt and the indentures governing the Company debt, these non-payments became "Events of Default" and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. In addition, the vesting of the right (whether or not exercised) of the noteholders to accelerate the debt caused an "Event of Default" to occur under the Foothill Credit Facility and Foothill (as defined below) became entitled to certain additional rights. The Company is currently negotiating with its creditors to reach agreement on an acceptable capital restructuring of the Company and its subsidiaries. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

   The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain modifications in its financial and capital structure and ultimately to attain profitable operations.

                                PRANDIUM, INC.

Management is continuing its efforts to restructure its existing debt so that the Company can meet its obligations and sustain operations. There can be no assurances, however, that the Company will be able to successfully negotiate with its creditors.

NOTE 3--SALE OF EL TORITO DIVISION:

   On June 28, 2000, the Company completed the sale of substantially all of the El Torito Division to Acapulco Acquisition Corp. ("Acapulco") in a transaction with an adjusted enterprise value of approximately $129.5 million (the "El Torito Sale"). At June 28, 2000, the El Torito Division operated 97 full-service restaurants and four fast-casual restaurants in eleven states and franchised and licensed eleven restaurants outside the United States. All but two full-service restaurants and none of the four fast-casual restaurants were included in the El Torito Sale. As a result of the El Torito Sale, the Company received, subject to a preliminary $0.7 million post-closing adjustment based on a closing balance sheet, $128.8 million, consisting of $114.0 million in cash, the assumption of $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, and $5.0 million deposited in escrow. The Company recorded a pretax gain of $60.7 million in fiscal 2000 as a result of this transaction. A portion of the net cash proceeds was used to pay indebtedness outstanding under the Foothill Credit Facility of $25.9 million and another portion was set aside in an interest bearing escrow account totaling $5.0 million. Of this escrow account balance, $2.5 million was recorded as restricted cash and $2.5 million was recorded in other assets.

   The 95 full-service El Torito Division restaurants that were sold generated sales of $112,409,000 and $214,681,000 for the six months and two days ended June 27, 2000 (through date of sale) and the fiscal year ended December 26, 1999, respectively, and produced El Torito Division operating income of $5,411,000 and $9,954,000, respectively. Such operating income includes charges for allocated corporate general and administrative expenses of $2,889,000 and $5,515,000 for the six months and two days ended June 27, 2000 and the fiscal year ended December 26, 1999, respectively.

NOTE 4--KKR MERGER:

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

   As a result of the Merger, each outstanding share of common stock, $.01 par value, of KKR was converted into the right to receive one share of common stock, par value $.01 per share, of the Company (the "Company Common Stock"). Accordingly, the aggregate number of shares of Company Common Stock issued in the Merger was approximately 56.6 million. Immediately prior to the Merger, a stock dividend was declared pursuant to which approximately 121.96 shares of Company Common Stock were distributed for each share of Company Common Stock outstanding immediately prior to the Merger. Prior to the Merger, the Company provided a $3 million loan to a subsidiary of KKR which was repaid after completion of the Merger. Additionally, in connection with the Merger, FRI-MRD issued $24 million aggregate face amount of new senior secured discount notes (the "MRD Merger Notes") pursuant to the Senior Secured Discount Note Agreement dated June 9, 1998 for which it received net proceeds of $21.7 million. The proceeds from the sale of the MRD Merger Notes were used to acquire all of the outstanding capital stock of The Hamlet Group, Inc. ("Hamlet") from KKR immediately prior to the consummation of the Merger (the "Hamlet Acquisition"). The Merger and the Hamlet Acquisition were accounted for as a purchase. Accordingly, the results of operations and financial position of KKR (including Hamlet) are combined with the results of operations and financial position of the Company subsequent to the purchase.

                                PRANDIUM, INC.

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
                                                                       --------
     Total purchase price............................................. $ 85,019
                                                                       ========

   An appraisal of the acquired real estate, restaurant equipment, furniture, fixtures and leasehold interests was concluded in 1999, and the final allocation of purchase price to the fair value of tangible assets acquired and liabilities assumed was completed, resulting in a $10.8 million reduction in such assets.

   The following table summarizes unaudited pro forma combined financial information for the Company, assuming the Merger and the Hamlet Acquisition occurred as of the beginning of fiscal 1998. The unaudited pro forma combined financial information is not indicative of the results of operations of the combined companies that would have occurred had the Merger and the Hamlet Acquisition occurred at the beginning of the period presented, nor is it indicative of future operating results. The unaudited pro forma adjustments are based upon currently available information and certain assumptions that management believes are reasonable under the circumstances.

                                                           Fiscal Year Ended
                                                           December 27, 1998
                                                        -----------------------
                                                              (Pro Forma)
                                                        ($ in thousands, except
                                                            per share data)
   Consolidated Statements of Operations Information--
     Sales............................................         $546,683
     Net loss.........................................         $(87,509)
     Pro forma basic and diluted loss per common
      share...........................................         $  (0.49)
     Pro forma weighted average number of common
      shares outstanding (in thousands)...............          178,105

NOTE 5--WRITE-OFF OF COSTS IN EXCESS OF NET ASSETS OF BUSINESS ACQUIRED:

   Since the Merger, Koo Koo Roo has realized comparable restaurant sales declines that continued through the fourth quarter of 2000. These sales declines have resulted in operating performance for Koo Koo Roo which is lower than anticipated at the time of the Merger. These operating results have caused the Company to reevaluate its business strategy for Koo Koo Roo.

   Consistent with this strategic reevaluation, the Company has revised its forecasts for the future operations of Koo Koo Roo resulting in a reduction in projected future cash flows and a lower valuation of the business. The Company has determined that its projected results for Koo Koo Roo would not support the future recoverability of the remaining Koo Koo Roo costs in excess of net assets of business acquired balance of $47,771,000 at December 31, 2000.

   The Company evaluated the recoverability of the Koo Koo Roo costs in excess of net assets of business required on the basis of a forecast of future operations. Based on such forecast, the cumulative undiscounted future cash flow was insufficient to recover the Koo Koo Roo costs in excess of net asssets of business required balance. Accordingly, the Company wrote off the remaining unamortized balance of $47,771,000 in the fourth quarter of 2000.

                                PRANDIUM, INC.

NOTE 6--RECEIVABLES:

   A summary of receivables follows:

                                                                   2000   1999
                                                                  ------ ------
                                                                      ($ in
                                                                   thousands)
   Trade, principally credit cards............................... $1,557 $1,259
   License and franchise fees and related receivables............    126    154
   Notes receivable..............................................     53     47
   Other.........................................................    339    948
                                                                  ------ ------
                                                                  $2,075 $2,408
                                                                  ====== ======

NOTE 7--STRATEGIC DIVESTMENT PROGRAMS:

   In the fourth quarter of 1999, three non-strategic Koo Koo Roo restaurants were designated for divestment (the "KKR Strategic Divestment Program"). In conjunction with the KKR Strategic Divestment Program, the Company recorded a provision for divestitures of $904,000 in 1999. During 2000, two of the restaurants were subleased and the third restaurant's lease was terminated. In the fourth quarter of 2000, ten additional non-strategic Koo Koo Roo restaurants were designated for divestment. In conjunction with the KKR Strategic Divestment program, the Company recorded a provision for divestitures of $4,510,000 in 2000. This provision consisted of (i) $2,765,000 for the write-down to net realizable value of the property and equipment associated with such restaurants and (ii) $1,745,000 for costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. During 2000, these ten restaurants had sales of $8,797,000 and restaurant level operating losses of $1,529,000. For the fiscal years ended December 31, 2000 and December 26, 1999, the Company paid $135,000 and zero, respectively, for divestment costs. Eight of the restaurants are still in operation. The KKR Strategic Divestment Program is scheduled to be completed within the next 12 months, and the operating results will be included in the Company's consolidated statement of operations until the divestments are completed.

   In the fourth quarter of 1998, 48 non-strategic Chi-Chi's restaurants were designated for divestment (the "CC Strategic Divestment Program"). In conjunction with the CC Strategic Divestment Program, the Company recorded a provision for divestitures in 1998 of $22,884,000, including divestment reserves of $12,256,000. Twenty operating restaurants of the original 48 non-strategic restaurants were removed from the Strategic Divestment Program at December 26, 1999 since the Company determined it would not be able to satisfactorily negotiate lease terminations or subleases for these restaurants, and $1,048,000 previously recorded in conjunction with the provision for divestitures was reversed in the fourth quarter of 1999. Such amount was included as a reduction of provision for divestitures and write-down of long-lived assets. In the fourth quarter of 2000, the Company recorded an additional provision for divestitures of $835,000 for costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. For the fiscal years ended December 31, 2000, December 26, 1999 and December 27, 1998, the Company paid (i) $225,000, $287,000 and zero, respectively, for severance costs associated with certain restaurant and regional managers in connection with the restaurants divested and (ii) $2,124,000, $1,913,000 and $2,114,000, respectively, for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. During 2000 until their divestment, the eight remaining restaurants had sales of $2,831,000 and restaurant level operating losses of $741,000. During 2000, the Company substantially completed the divestment of the eight remaining restaurants for a program total of 28 non-strategic Chi-Chi's restaurants.

   Three other non-strategic restaurants were identified for divestment during 2000. The Company recorded a provision for divestitures of $1,805,000 in 2000. This provision consisted of (i) $1,730,000 for the write-down

                                PRANDIUM, INC.

to fair value of the property and equipment associated with such restaurants and (ii) $75,000 for costs associated with broker commissions and other divestment costs.

NOTE 8--PROPERTY AND EQUIPMENT:

   A summary of property and equipment follows:

                                                               2000      1999
                                                             --------  --------
                                                             ($ in thousands)
     Land................................................... $ 15,490  $ 15,943
     Buildings and improvements.............................  110,023   110,397
     Projects under construction............................   62,850    60,009
     Furniture, fixtures and equipment......................    4,279     8,152
                                                             --------  --------
                                                              192,642   194,501
     Accumulated depreciation and amortization..............  (67,720)  (57,041)
                                                             --------  --------
                                                             $124,922  $137,460
                                                             ========  ========

   Property under capitalized leases in the amount of $2,829,000 at December 31, 2000 and December 26, 1999 is included in buildings and improvements. Accumulated amortization of this property under capitalized leases amounted to $2,254,000 at December 31, 2000 and $2,113,000 at December 26, 1999. These
capitalized leases primarily relate to the buildings on certain restaurant properties; the land portions of these leases are accounted for as operating leases.

   In addition, property under capitalized leases in the amount of $2,092,000 at December 31, 2000 and $1,802,000 at December 26, 1999 is included in furniture, fixtures and equipment. Accumulated amortization of this property under capitalized leases amounted to $1,127,000 at December 31, 2000 and $678,000 at December 26, 1999.

   Depreciation and amortization relating to property and equipment was $20,436,000 for 2000, $24,871,000 for 1999 and $21,271,000 for 1998, of which
$1,787,000, $2,176,000 and $2,169,000, respectively, was related to amortization of property under capitalized leases.

   A majority of the capitalized building leases have original terms of 25 years and all of the capitalized equipment leases have original terms of three years. All of these leases expire by the end of the year 2005. A majority of the operating leases have original terms of 25 years, and substantially all of these leases expire in the year 2011 or later. Most operating leases have renewal options. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in most cases, contingent rent, calculated as a percentage of sales, in excess of minimum rent. The total amount of contingent rent under capitalized leases for the years ended December 31, 2000, December 26, 1999 and December 27, 1998 was $16,000, $890,000 and $938,000, respectively. Total rental expense for all operating leases comprised the following:

                                                       2000     1999     1998
                                                      -------  -------  -------
                                                         ($ in thousands)
     Minimum rent...................................  $36,373  $44,220  $35,476
     Contingent rent................................    1,719    1,798    1,417
     Less: Sublease rent............................   (5,179)  (6,163)  (5,903)
                                                      -------  -------  -------
                                                      $32,319  $39,855  $30,990
                                                      =======  =======  =======

                                PRANDIUM, INC.

   At December 31, 2000, the present value of capitalized lease payments and the future minimum lease payments on non-cancellable operating leases were:

                                                           Capitalized Operating
     Due in                                                  Leases     Leases
     ------                                                ----------- ---------
                                                             ($ in thousands)
     2001.................................................   $  890    $ 29,195
     2002.................................................      671      27,368
     2003.................................................      202      24,938
     2004.................................................      107      21,298
     2005.................................................       57      18,056
     Later years..........................................        0      46,266
                                                             ------    --------
     Total minimum lease payments.........................    1,927    $167,121
                                                                       ========
     Interest.............................................     (230)
                                                             ------
     Present value of minimum lease payments..............   $1,697
                                                             ======

   The future lease payments summarized above include commitments for leased properties included in the Company's divestiture programs.

NOTE 9--OTHER ASSETS:

   A summary of other assets follows:

                                                                 2000    1999
                                                                ------- -------
                                                                     ($ in
                                                                  thousands)
      Liquor licenses.......................................... $ 5,203 $ 5,235
      Debt issuances costs.....................................   1,467   3,653
      Notes receivable.........................................   4,677   5,440
      Cash in escrow...........................................   2,500       0
      Deferred compensation plan...............................     477     222
      Other....................................................   1,412     717
                                                                ------- -------
                                                                $15,736 $15,267
                                                                ======= =======

   Debt issuance costs are amortized over the terms of the respective loan agreements on a method approximating the effective interest method.

                                PRANDIUM, INC.

NOTE 10--LONG-TERM DEBT, INCLUDING CAPITALIZED LEASE OBLIGATIONS:

   Long-term debt, including capitalized lease obligations, is comprised of the following:

                                                                2000     1999
                                                              -------- --------
                                                              ($ in thousands)
      9 3/4% Senior Notes.................................... $103,456 $103,456
      10 7/8% Senior Subordinated Discount Notes.............   30,900   30,900
      15% Senior Discount Notes..............................   75,000   75,000
      14% Senior Secured Discount Notes......................   24,000   24,000
      Capitalized lease obligations..........................    1,697    1,957
      Other..................................................    1,711    1,766
                                                              -------- --------
                                                               236,764  237,079
      Deferred gain on debt exchange.........................      992    1,792
                                                              -------- --------
                                                               237,756  238,871
      Amounts due within one year............................    2,060    1,000
                                                              -------- --------
                                                              $235,696 $237,871
                                                              ======== ========

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

   The Senior Notes require semiannual interest payments on February 1 and August 1 of each year and mature on February 1, 2002. The Senior Notes are redeemable at the option of the Company at 100%. Cash interest payments on the Discount Notes began on August 1, 1997, and such notes mature on February 1, 2004. The Discount Notes are redeemable at the option of the Company after February 1, 1999. Such notes may now be redeemed at 101.359%, declining to 100% at February 1, 2002.

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

                                PRANDIUM, INC.

   On June 9, 1998, FRI-MRD entered into a Note Agreement pursuant to which FRI-MRD issued $24 million aggregate face amount of MRD Merger Notes on October 30, 1998 at a price of approximately 90% of par resulting in net proceeds of $21.7 million. The MRD Merger Notes are due on January 24, 2002. No cash interest was payable on the MRD Merger Notes until July 31, 1999, at which time interest became payable in cash semi-annually at the rate of 14% per annum with the first cash interest payment made on January 31, 2000. The MRD Merger Notes are redeemable by FRI-MRD, in whole or in part, at a price of 102.5% of the accreted value thereof. Proceeds from the sale of the MRD Merger Notes were used exclusively to purchase all of the outstanding shares of Hamlet, and the MRD Merger Notes are secured by all of such outstanding shares of Hamlet.

   The Company did not pay the interest due on the Senior Notes, the Discount Notes, the Senior Discount Notes and the MRD Merger Notes on January 31 and February 1, 2001. The failure to make such required interest payments constitutes an Event of Default under each of the applicable note agreements and indentures. As a result, all unpaid principal could be declared immediately due and payable. Accordingly, as of the dates of the defaults, the unpaid principal balance (approximately $233.4 million at December 31, 2000) would be classified as a current liability.

   On January 10, 1997, the Company entered into a five-year, $35 million credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"), which replaced the Old Credit Facility, to provide for the ongoing working capital needs of the Company. In connection with the Merger, the Company increased the Foothill Credit Facility to $55 million. In connection with the El Torito Sale, (i) the Company used a portion of the cash proceeds from the sale to repay $25.9 million outstanding under the Foothill Credit Facility and (ii) the Foothill Credit Facility was amended and restated to adjust all restrictive covenants to reflect the El Torito Sale and reduce the credit facility to a maximum of $20 million (subject to certain limitations) of letters of credit and revolving cash borrowings. The Foothill Credit Facility (i) is secured by substantially all of the real and personal property of the Company (other than Hamlet's capital stock); (ii) contains covenants which restrict, among other things, the Company's ability to incur debt, pay dividends on or redeem capital stock, make certain types of investments, make dispositions of assets and engage in mergers and consolidations; and (iii) expires on January 10, 2002, however, if by October 2, 2001 the Company's senior and subordinated debt maturities for those issues that currently mature in 2002 are not extended by at least one year, then (a) any revolving borrowings must be repaid and (b) letters of credit must be cash collateralized on October 2, 2001.

   The Company was not in compliance with certain of its financial ratios under the Foothill Credit Facility at December 31, 2000. In addition, the FRI-MRD noteholders' right to accelerate the FRI-MRD notes (regardless of whether it is exercised) is an Event of Default under the provisions of the Foothill Credit Facility. The Company has notified Foothill of all such defaults and Events of Default and has requested a waiver.

   Standby letters of credit are issued under the Foothill Credit Facility in large part to provide security for future amounts payable by the Company under its workers' compensation insurance program and $12.5 million of such letters of credit were outstanding as of December 31, 2000. There were no working capital borrowings outstanding as of December 31, 2000. As of December 26, 1999, $21,850,000 in working capital borrowings were outstanding with an interest rate of 10.375%.

   Giving effect to the Events of Default discussed above, maturities of long-term debt, including capitalized lease obligations, during the four years subsequent to December 30, 2001 are as follows: $1,094,000 in 2002, $519,000 in 2003, $195,000 in 2004 and $158,000 in 2005.

NOTE 11--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

   The recorded amounts of the Company's cash and cash equivalents, restricted cash, receivables, accounts payable, self-insurance reserves, other accrued liabilities and certain financial instruments included in other assets

                                PRANDIUM, INC.

at December 31, 2000 and December 26, 1999 approximate fair value. The fair value of the Company's long-term debt, excluding capitalized lease obligations, is estimated as follows:

                                                    2000             1999
                                              ---------------- ----------------
                                              Recorded  Fair   Recorded  Fair
                                               Amount   Value   Amount   Value
                                              -------- ------- -------- -------
                                                      ($ in thousands)
      Senior Notes........................... $103,456 $20,691 $103,456 $46,555
      Discount Notes.........................   30,900   6,180   30,900  13,905
      Senior Discount Notes..................   75,000  71,250   75,000  75,000
      Senior Secured Discount Notes..........   24,000  22,800   24,000  24,000
      Working capital borrowings.............        0       0   21,850  21,850
      Other..................................    1,711   1,569    2,266   2,024

   The fair values of the Senior Notes and Discount Notes are based on an average market price of these instruments as of the end of fiscal 2000 and 1999. The fair values of the Senior Discount Notes and Senior Secured Discount Notes as of the end of fiscal 2000 and 1999 are based on an assessment of the value of the notes by an investment banking firm which takes into account the accreted values of the Senior Discount Notes and Senior Secured Discount Notes on such date, historical sales price information and other relevant pricing information. The fair value of working capital borrowings equals the recorded amount as a result of the variable interest rate of such debt. The fair value of the other debt is estimated using discount rates which the Company believes would be available to it for debt with similar terms and average maturities.

   The Company does not believe it has any instruments or transactions subject to the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."

NOTE 12--OTHER ACCRUED LIABILITIES:

   A summary of other accrued liabilities follows:

                                                                 2000    1999
                                                                ------- -------
                                                                     ($ in
                                                                  thousands)
      Wages, salaries and bonuses.............................. $13,077 $11,943
      Carrying costs of closed properties......................   5,943   7,405
      Reserve for divestitures.................................   7,969   7,798
      Interest.................................................  11,870  12,090
      Property taxes...........................................   1,976   2,138
      Sales tax................................................   2,068   1,839
      Utilities................................................   1,413   1,507
      Gift certificates........................................   1,667   1,616
      Deferred license fees....................................     413   1,050
      Other....................................................  12,364  10,325
                                                                ------- -------
                                                                $58,760 $57,711
                                                                ======= =======

   Carrying costs of closed properties represent the estimated future costs associated with the Company's closed and subleased restaurants which consists primarily of the net present value of lease subsidies which are mainly comprised of the excess of future lease payments over estimated sublease revenues.

NOTE 13--INCOME TAXES:

   The Company had taxable income before application of net operating losses in 2000. The Company incurred losses for tax purposes in 1999 and 1998. Net operating losses were used in 2000 to offset 100% of regular

                                PRANDIUM, INC.

taxable income and 90% of alternative minimum taxable income. The 2000 income tax provision reflects Federal alternative minimum tax and state and local income taxes. The income tax provisions for 1999 and 1998 primarily reflect certain state and local taxes. On a tax return basis, the remaining Federal regular operating loss carryforwards amounted to approximately $270.9 million ($288.6 million of alternative minimum tax operating loss carryforwards) and expire in 2009 through 2021. The Company has approximately $711,000 of tax credit carryforwards which expire in 2003 and 2004.

   At December 31, 2000, the Company and its subsidiaries had tax credit carryforwards of approximately $1.8 million not utilized by W. R. Grace & Co.- Conn. ("Grace"). In accordance with the 1986 acquisition from Grace, the Company must reimburse Grace for 75% of the benefit of these tax credits if they are utilized in future Company tax returns.

   As a result of the acquisition of Chi-Chi's, the Company has net operating loss and credit carryforwards not used by Chi-Chi's of $52.5 million and $6.8 million, respectively. The net operating losses expire beginning in 2004 through 2009 and the credit carryforwards expire in various years from 2004 through 2009. The acquisition of Chi-Chi's, as well as the 1992 acquisition of a previous franchisee by Chi-Chi's, triggered ownership changes for Federal income tax purposes which result in separate annual limitations on the availability of these losses and credits.

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

   Based on information that became available during 2000, the Company now believes that it underwent an ownership change as defined in the Internal Revenue Code which caused a limitation on the use of tax attributes as a result of the Merger and the Hamlet Acquisition. These limitations only applied to tax attributes which originated on or before October 30, 1998.

   The Company experienced another ownership change as defined in the Internal Revenue Code on December 29, 2000 due to Mr. Kevin S. Relyea's purchase of Company stock. The Company's post December 29, 2000 use of its remaining net operating loss carryforwards for regular and alternative minimum federal income tax purposes is subject to an annual limitation of approximately $608,000.

   A reconciliation of income tax expense to the amount of income tax benefit that would result from applying the Federal statutory rate of 35% to loss before income taxes is as follows:

                                                       Fiscal Year Ended
                                                   ----------------------------
                                                   Dec. 31,  Dec. 26,  Dec. 27,
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                        ($ in thousands)
   Benefit for income taxes at statutory rate....  $(14,375) $(12,600) $(21,956)
   State taxes, net of Federal income tax benefit
    benefit......................................       300       311       242
   Nondeductible goodwill........................    17,531     1,071       556
   Change in deferred tax asset attributable to
    continuing operations subject to a full
    valuation reserve and other..................    (2,756)   11,710    21,558
                                                   --------  --------  --------
                                                   $    700  $    492  $    400
                                                   ========  ========  ========

   At December 31, 2000 and December 26, 1999, the Company's deferred tax asset was $168,622,000 and $184,738,000, respectively, and deferred tax liability was $3,168,000 and $5,438,000, respectively. The major

                                PRANDIUM, INC.

components of the Company's net deferred taxes of $165,454,000 at December 31, 2000 and $179,300,000 at December 26, 1999 are as follows:

                                                            2000       1999
                                                          ---------  ---------
                                                           ($ in thousands)
      Depreciation....................................... $  (3,168) $  (5,438)
      Net operating loss and credit carryforwards........   146,678    155,368
      Capitalized leases.................................       129        882
      Carrying costs and other reserves..................     6,197      7,798
      Self-insurance reserves............................     3,304      8,795
      Straight-line rent.................................     1,172      1,530
      Reorganization costs...............................     5,720      5,720
      Other..............................................     5,422      4,645
                                                          ---------  ---------
                                                            165,454    179,300
      Valuation allowance................................  (165,454)  (179,300)
                                                          ---------  ---------
                                                          $       0  $       0
                                                          =========  =========

   The decrease in the valuation allowance during the year ended December 31, 2000 resulted from the utilization of net operating losses and from the sale of El Torito.

NOTE 14--OTHER LONG-TERM LIABILITIES:

   A summary of other long-term liabilities follows:

                                                                    2000   1999
                                                                   ------ ------
                                                                       ($ in
                                                                    thousands)
      Straight-line rents......................................... $3,011 $3,047
      Deferred compensation.......................................    512    679
      Other.......................................................     67     53
                                                                   ------ ------
                                                                   $3,590 $3,779
                                                                   ====== ======

NOTE 15--BENEFIT PLANS:

   The Company maintains certain incentive compensation and related plans for executives and key operating personnel, including restaurant and field management. Expenses for these plans were $3,787,000, $4,827,000 and $4,261,000 for 2000, 1999 and 1998, respectively.

   The Company provides a savings plan pursuant to Section 401(k) of the Internal Revenue Code, which allows administrative and clerical employees who have satisfied the service requirements to contribute from 2% to 12% of their pay on a pre-tax basis. The Company contributes an amount equal to 20% of the first 4% of compensation that is contributed by the participant. The Company's contributions under this plan were $149,000, $186,000 and $151,000 in 2000, 1999 and 1998, respectively.

   The Company also maintains an unfunded, non-qualified deferred compensation plan, which was created in 1994 for key executives and other members of management who were then excluded from participation in the qualified savings plan. The plan was amended in 1999 to include a split-dollar investment vehicle. This plan allows participants to defer up to 50% of their salary on a pre-tax basis. The Company contributes an amount equal to 20% of the first 4% contributed by the employee. The Company's contributions under the non-qualified deferred compensation plan were $71,000, $87,000 and $70,000 in 2000, 1999 and 1998, respectively. In each plan, a participants right to Company contributions vests at a rate of 25% per year of service.

                                PRANDIUM, INC.

NOTE 16--RELATED PARTY TRANSACTIONS:

   On December 29, 2000, Mr. Kevin S. Relyea, the Company's Chairman, Chief Executive Officer and President, acquired approximately 53.1% of the Company's outstanding capital stock pursuant to the terms of a Share Purchase and Sale Agreement by and between Mr. Relyea and AIF II, L.P., dated December 29, 2000. Mr. Relyea purchased 95,831,997 outstanding shares of common stock held by AIF II, L.P. for an aggregate consideration of $15,000 in cash. After giving effect to the acquisition, Mr. Relyea owns approximately 53.7% of the outstanding capital stock of the Company. In addition, the Company has entered into an employment agreement with Mr. Relyea that automatically extends from day to day so that the employment agreement always has a term of at least two years.

   Apollo FRI Partners, L.P. ("Apollo") and Green Equity Investors, L.P. ("GEI") charged a combined monthly fee of $100,000 for providing certain management services to the Company until October 30, 1998. In November 1995, the management services arrangement with GEI was terminated. In the fourth quarter of 1998, it was determined that the Company would not be required to pay $2.5 million of such fees accrued for the benefit of Apollo at December 28, 1997 and any fees charged in 1998. Accordingly, the reversal of such fees is included as a reduction in 1998 general and administrative expenses. The Company had total management services fees payable to Apollo and GEI of $750,000 at December 31, 2000 and December 26, 1999.

NOTE 17--STOCK OPTIONS:

   At December 31, 2000, the Company had three stock option plans. Options to purchase common stock are generally granted at the fair market value of the Company's stock on date of grant.

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

   Certain officers, employees and directors of the Company were granted stock options to purchase 805,000 shares during 2000, 1,202,000 shares during 1999 and 12,703,000 shares during 1998 under the Prandium, Inc. 1998 Stock Incentive Plan, which was approved November 9, 1998 by the Company's board of directors. The stock options granted to officers and employees vest ratably over a four year period and have a ten year term. The stock options granted to directors were immediately vested and have a ten year term, provided, however, that one year after a director is no longer a director of the Company, the options terminate. Under the Company's 1998 Stock Incentive Plan, approximately 4,535,000 shares of common stock are available for stock option grants.

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

                                PRANDIUM, INC.

   A summary of the status of the Company's plans as of December 31, 2000, December 26, 1999 and December 27, 1998 and changes during the years then ended is presented below:

                                Dec. 31, 2000              Dec. 26, 1999              Dec. 27, 1998
                          -------------------------- -------------------------- --------------------------
                                        Weighted-                  Weighted-                  Weighted-
                          Number of      Average     Number of      Average     Number of      Average
                           Options    Exercise Price  Options    Exercise Price  Options    Exercise Price
                          ----------  -------------- ----------  -------------- ----------  --------------
Outstanding at beginning
 of year................  25,800,767      $1.18      26,299,689      $1.21         934,652      $ .89
Granted.................     805,000        .21       1,202,000        .54      18,939,232        .75
Impact of Merger-KKR
 plans..................           0          0               0          0       6,432,305       2.67
Cancelled...............  (5,673,263)      1.18      (1,700,922)      1.20          (6,500)      1.56
                          ----------                 ----------                 ----------
Outstanding at end of
 year...................  20,932,504      $1.15      25,800,767      $1.18      26,299,689      $1.21
                          ==========      =====      ==========      =====      ==========      =====
Options exercisable at
 end of year............  16,338,102                 16,373,231                  7,858,517
                          ==========                 ==========                 ==========

   Options granted during 2000 were approximately 1% of the weighted average common shares outstanding representing 82 employees. There were no options exercised during the periods presented.

                                   Options Outstanding              Options Exercisable
                                    December 31, 2000                December 31, 2000
                          -------------------------------------- -------------------------
                                      Weighted-
                                       Average      Weighted-                 Weighted-
                          Number of   Remaining      Average     Number of     Average
Range of Exercise Prices   Options   Life (Years) Exercise Price  Options   Exercise Price
- ------------------------  ---------- ------------ -------------- ---------- --------------
$.06 to $.50............   7,435,836     3.91         $ .46       6,586,586     $ .49
$.51 to $1.00...........   9,514,491     7.68           .86       5,770,491       .85
$1.01 to $3.00..........   2,383,760     5.50          1.55       2,382,608      1.55
$3.01 to $8.75..........   1,598,417     3.70          5.43       1,598,417      5.43
                          ----------     ----         -----      ----------     -----
$.06 to $8.75...........  20,932,504     5.79         $1.15      16,338,102     $1.26
                          ==========     ====         =====      ==========     =====

   Pro forma net loss and net loss per common share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 and are presented in the table below ($ in thousands, except per share amounts):

                                     Dec. 31, 2000 Dec. 26, 1999 Dec. 27, 1998
                                     ------------- ------------- -------------
   Net loss--pro forma..............   $(41,789)     $(36,554)     $(63,852)
   Net loss per common share--pro
    forma--basic and diluted........   $   (.23)     $   (.20)     $   (.49)
   Weighted average fair value of
    options granted.................   $    .08      $    .19      $    .26

   For pro forma disclosures, the options' estimated fair value was amortized over the vesting period. These pro forma disclosures are not necessarily indicative of anticipated future disclosures because there were no options granted in 1997, 1996 and 1995, and SFAS 123 does not apply to grants before 1995. The fair value for these options was estimated at the date of grant using an options pricing model. The model was designed to estimate the fair value of exchange traded options which, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in managements opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following weighted average assumptions were used to estimate the fair value of these options:

                                      Dec. 31, 2000 Dec. 26, 1999 Dec. 27, 1998
                                      ------------- ------------- -------------
   Expected dividend yield..........         0%            0%            0%
   Expected stock price volatility..        10%           10%           10%
   Risk free interest rate..........      5.00%         6.00%         5.00%
   Expected life of options (in
    years)..........................        10            10            10

                                PRANDIUM, INC.

NOTE 18--SEGMENT INFORMATION:

   The Company operates exclusively in the food-service industry.
Substantially all revenues result from the sale of menu products at restaurants operated by the Company. The Company's reportable segments are based on restaurant operating divisions. Operating income (loss) includes the operating results before interest.

   The accounting policies of the segments are the same as those described in
Note 1. The corporate component of sales, depreciation and amortization and operating income (loss) represents operating results of the two full-service and four fast-casual restaurants not included in the El Torito Sale, as well as corporate general and administrative expenses. Corporate assets include corporate cash, restricted cash, investments, receivables, asset portions of financing instruments and the two full-service and four fast-casual restaurants not included in the El Torito Sale. Segment information for the El Torito Division has been restated to exclude the results of the two full-service and four fast-casual restaurants not included in the El Torito Sale.

                                      Dec. 31, 2000 Dec. 26, 1999 Dec. 27, 1998
                                      ------------- ------------- -------------
                                                  ($ in thousands)
   Sales
     El Torito Division............     $112,409      $214,681      $209,745
     Chi-Chi's Division............      217,469       227,716       243,666
     Koo Koo Roo Division..........       87,947        88,252        14,617
     Corporate.....................        6,807         5,930         4,625
                                        --------      --------      --------
      Total Sales..................     $424,632      $536,579      $472,653
                                        ========      ========      ========
   Depreciation and Amortization
     El Torito Division............     $  5,367      $ 10,155      $  9,606
     Chi-Chi's Division............       10,521        11,189        10,610
     Koo Koo Roo Division..........        5,512         5,213         1,087
     Corporate.....................        1,452         1,474         1,613
                                        --------      --------      --------
      Total Depreciation and
       Amortization................     $ 22,852      $ 28,031      $ 22,916
                                        ========      ========      ========
   Operating Income (Loss)
     El Torito Division............     $  5,411      $  6,458      $  6,903
     Chi-Chi's Division............      (16,380)       (3,161)      (39,699)
     Koo Koo Roo Division..........      (58,810)       (2,482)         (831)
     Corporate.....................       (1,181)       (5,443)       (4,447)
                                        --------      --------      --------
      Total Operating Loss.........     $(70,960)     $ (4,628)     $(38,074)
                                        ========      ========      ========
   Interest (Income) Expense, net
     El Torito Division............     $  1,227      $  1,356      $    856
     Chi-Chi's Division............          986           818           571
     Koo Koo Roo Division..........          172            72           (24)
     Corporate.....................       28,456        29,125        23,256
                                        --------      --------      --------
      Total Interest Expense, net..     $ 30,841      $ 31,371      $ 24,659
                                        ========      ========      ========
   Capital Expenditures
     El Torito Division............     $    934      $  8,810      $ 10,249
     Chi-Chi's Division............        8,988        15,379        13,395
     Koo Koo Roo Division..........        3,914         3,297         1,450
     Corporate.....................        1,786         2,849         2,597
                                        --------      --------      --------
      Total Capital Expenditures...     $ 15,622      $ 30,335      $ 27,691
                                        ========      ========      ========
   Total Assets
     El Torito Division............     $      0      $ 55,835      $100,056
     Chi-Chi's Division............      104,387       111,077       112,328
     Koo Koo Roo Division..........       46,202       100,607       108,410
     Corporate.....................       69,923        19,114        27,392
                                        --------      --------      --------
      Total Assets.................     $220,512      $286,633      $348,186
                                        ========      ========      ========

                                PRANDIUM, INC.

NOTE 19--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                     Quarter
                                       --------------------------------------
                                         1st       2nd       3rd       4th
                                       --------  --------  --------  --------
                                        ($ in thousands, except per share
                                                    amounts)
   Fiscal 2000
     Total sales...................... $133,114  $137,855  $ 78,040  $ 75,623
     Operating income (loss)..........    1,949     1,888    (6,476)  (68,321)
     Net income (loss)................ $ (6,744) $ (6,822) $ 46,099  $(74,305)
                                       ========  ========  ========  ========
     Net income (loss) per share--
      basic and diluted............... $  (0.04) $  (0.04) $   0.26  $  (0.41)
                                       ========  ========  ========  ========
   Fiscal 1999
     Total sales...................... $134,258  $140,315  $134,264  $127,742
     Operating income (loss)..........     (974)    3,249    (1,183)   (5,720)
     Net loss......................... $ (8,404) $ (4,508) $ (9,500) $(14,079)
                                       ========  ========  ========  ========
     Net loss per share--basic and
      diluted......................... $  (0.05) $  (0.02) $  (0.05) $  (0.08)
                                       ========  ========  ========  ========

   Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including unpredictable adverse weather conditions which may affect sales volume and food costs. All quarters have 13 weeks except for the fourth quarter of fiscal 2000 which has 14 weeks.

   In the third quarter of 2000, the Company (i) recognized a gain of $60,729,000 as a result of the El Torito Sale and (ii) recorded an asset impairment charge of $1,730,000 for three El Torito Express restaurants retained by the Company after the El Torito Sale.

   In the fourth quarter of 2000, the Company recorded the following charges:
(i) a $47,771,000 write-off of the Koo Koo Roo costs in excess of net assets of business acquired, (ii) an $8,526,000 provision for divestitures, and
(iii) a $200,000 increase to the reserve for carrying costs of closed properties.

   In the fourth quarter of 1999, the Company: (i) recorded a write-down of long-lived assets of $628,000, (ii) recorded a $904,000 provision for divestitures for three non-strategic Koo Koo Roo restaurants, and
(iii) reversed $1,048,000 previously recorded in conjunction with the provision for divestitures for the Chi-Chi's strategic divestment program.

NOTE 20--CONTINGENCIES:

   On January 26, 2001, a purported stockholder of the Company initiated a stockholder derivative suit against the Company and Mr. Kevin S. Relyea seeking, among other things, compensatory damages, a constructive trust, punitive damages and attorneys fees. The suit arises out of Mr. Relyea's purchase of 95,831,997 shares of the Company's common stock from its former majority stockholder and alleges that Mr. Relyea improperly usurped the stock purchase opportunity from the Company and also alleges constructive fraud. On February 13, 2001, a similar stockholder derivative suit was filed. The Company and Mr. Relyea are seeking to have the case filed on February 13, 2001 consolidated with the case filed on January 26, 2001. The Company and Mr. Relyea deny any wrongdoing or impropriety and intend to defend the suits vigorously on among other grounds that the purchase of stock was not a corporate opportunity.

   The Company is involved in various other litigation matters incidental to its business. The Company does not believe that any of the claims or actions filed against it will have a material adverse effect upon the consolidated financial position or results of operations of the Company.

                                  SCHEDULE II

                                 PRANDIUM, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                ($ in thousands)

                                           Additions
                                      -------------------
                           Balance at Charged to Charged              Balance
                           beginning  costs and  to other             at end
       Description         of period   expenses  accounts Deductions of period
       -----------         ---------- ---------- -------- ---------- ---------
Allowance for
 uncollectible
 receivables:

  For the year 2000.......   $3,306     $    0     $ 0    $(157)(1)    3,149

  For the year 1999.......    3,462        138       0     (294)(1)    3,306

  For the year 1998.......    1,051      3,060       0     (649)(1)    3,462

- --------
(1) Represents write-off of uncollectible receivables against allowance and transfers to other accounts.