Form 10-K/A
period 2000-12-31
PRANDIUM INC
filed 2001-04-30
CIK 813856

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 33-14051
                                               --------

                     [LOGO OF PRANDIUM, INC APPEARS HERE]

 Incorporated in Delaware         I.R.S. Employer Identification No. 33-0197361
                 --------                                            ----------

                   18831 Von Karman Avenue, Irvine, CA 92612
                           Telephone:  (949) 757-7900

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of April 25, 2001 was approximately $3.7 million. All directors, officers and more than 10% stockholders of registrant are deemed affiliates of registrant for the purpose of calculating such aggregate market value. The registrant, however, does not represent that such persons, or any of them, would be deemed "affiliates" of the registrant for any other purpose under the Securities Exchange Act of 1934 or the Securities Act of 1933.

As of April 25, 2001, the registrant had issued and outstanding 180,380,513 shares of common stock, $.01 par value per share.

                                EXPLANATORY NOTE

    The purpose of this Amendment is to amend and restate Part III of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001 (the "Form 10-K"). The amended and restated items are as follows:

        Item 10. Directors and Executive Officers of the Registrant.

        Item 11. Executive Compensation.

        Item 12. Security Ownership of Certain Beneficial Owners and Management.

        Item 13. Certain Relationships and Related Transactions.

        Item 14. Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K.

    These items (other than Item 14) were omitted from the Form 10-K in reliance on instructions included in Form 10-K permitting the Registrant to incorporate such items by reference to the Registrant's Proxy Statement, provided such Proxy Statement is filed within 120 days of the registrant's fiscal year end. As the Registrant intends to file its Proxy Statement later than 120 days from its fiscal year end, it is providing these items as part of this Form 10-K/A. Item 14 is being revised to include the filing of a Consent of Independent Auditors dated April 30, 2001. Other than these items, none of the information contained in the registrant's Form 10-K filed on April 2, 2001 has been revised or amended.
                                     INDEX

                                                                                        Page
PART III
   Item 10.    Directors and Executive Officers of the Registrant .....................    3
   Item 11.    Executive Compensation .................................................    5
   Item 12.    Security Ownership of Certain Beneficial Owners and Management .........   11
   Item 13.    Certain Relationships and Related Transactions .........................   12

PART IV
   Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K .........  13
   Signatures ..........................................................................  19

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth certain information with respect to the Directors, executive officers and senior management of the Company as of April 25, 2001:

Name                                            Age                    Position With Company
----                                            ---                    ---------------------
  Kevin S. Relyea............................    46   President, Chief Executive Officer, Chairman of the
                                                      Board, and President of Chi-Chi's
  Donald C. Blough...........................    53   Director
  Daniel E. Maltby, Ph.D. ...................    54   Director
  William E. Rulon...........................    68   Director
  Khanh T. Tran..............................    44   Director
  Gayle A. DeBrosse..........................    43   Executive Vice President, President of Koo Koo Roo, Inc.
  Robert T. Trebing, Jr. ....................    51   Executive Vice President and Chief Financial Officer
  Michael E. Malanga.........................    47   Executive Vice President, Corporate Development
  Todd E. Doyle..............................    39   Executive Vice President, General Counsel and Secretary
  Robert D. Gonda............................    49   Vice President and Treasurer
  Janie M. Bereczky..........................    45   Vice President, Taxes

  Kevin S. Relyea became a director in December 1995. In June 1998, Mr. Relyea became Chairman of the Board. Mr. Relyea has served as Chief Executive Officer since December 1995 and as President since August 1995. Mr. Relyea became President of Chi-Chi's, Inc. in December 2000. Mr. Relyea joined the Company in January 1994 as Executive Vice President and President of the Family Restaurant Division. From 1988 to January 1994, Mr. Relyea had been Regional Vice President of the Jack in the Box operations for Foodmaker, Inc. (now named Jack in the Box, Inc.). Mr. Relyea received an M.B.A. from Pepperdine University in 1988.

  Donald C. Blough became a director in April 2001. Mr. Blough is President and Chief Executive Officer of DB Financial Management, Inc. From 1993 to 2000, Mr. Blough held the position of Corporate Vice President, Chief Information Officer for Jack in the Box, Inc. From 1978 to 1993, Mr. Blough held various positions for Jack in the Box, Inc., including Division Vice President of Systems Development. Mr. Blough received an M.B.A. from National University in 1986.

  Daniel E. Maltby, Ph.D. became a director in March 2001. Dr. Maltby is an Associate Professor of Leadership and Management in the School of Professional Studies at Biola University and Director of the Master of Arts Degree in Organizational Leadership and the Biola Leadership Project, a think tank and resource development group. Prior to joining the faculty at Biola University in 1997, Dr. Maltby spent ten years as a management consultant in strategic and organizational development. Dr. Maltby is also a director of the Evangelical Christian Credit Union and the National Network of Youth Ministries.

  William E. Rulon became a director in March 2001. From 1985 to 1997, Mr. Rulon served as Senior Vice President, Secretary and Counsel for Foodmaker, Inc. (now named Jack in the

Box, Inc.). From 1966 to 1985, Mr. Rulon held various positions in the legal department of Ralston-Purina Company and its subsidiaries, including counsel for Continental Restaurants, Inc. Since 1997, Mr. Rulon has been engaged in private investing. Mr. Rulon is also a director of the Board of Trustees of the Neuberger Berman income funds, equity funds, and advisors management trust, and The Pro Kids Golf and Learning Academy.

  Khanh T. Tran became a director of Prandium, Inc. in April 2001. Mr. Tran is Executive Vice President and Chief Financial Officer of Pacific Life Insurance Company in Newport Beach, California. Mr. Tran joined Pacific Life in 1990 as treasurer and assumed responsibility for strategic planning in 1995. In June 1996 Mr. Tran was named senior vice president and chief financial officer. Mr. Tran began his career with United California Bank in 1977, then joined The Flying Tiger Line, Inc. in 1980. From 1988 to 1990, he served as assistant treasurer of The Vons Companies, Inc. Mr. Tran received his MBA in finance and marketing from the University of California, Los Angeles. He received his bachelor's degree in Economics and Political Science from Whittier College, California. Mr. Tran also serves as a director of Pacific Life Insurance Company, Pacific Financial Products, Inc., Pacific Legacy Investment Company, PM Realty Advisors, Inc., World-Wide Holdings Limited, and Aviation Capital Group.

  Gayle A. DeBrosse serves as Executive Vice President of the Company and President of Koo Koo Roo, Inc., and has so served since November 1998. She joined the Company in December 1994 as a Vice President and later held the position of Senior Vice President, Quality Assurance and Product Safety, Purchasing and Distribution, Public Affairs. Prior to joining the Company, she was Director of Product Development and Continuous Improvement at Taco Bell from 1991 until 1994 and Director, Research and Development for Flagstar from 1982 to 1991. Ms. DeBrosse received a B.S. in Nutritional Sciences from Arizona State University in 1979 and an M.S. in Agribusiness with Emphasis in Food Science, Quality Assurance and Food Chemistry from Arizona State University in 1982.

  Robert T. Trebing, Jr. serves as Executive Vice President and Chief Financial Officer and has so served since April 1997. He joined the Company at its inception and has held the positions of Senior Vice President and Chief Financial Officer, Senior Vice President of Finance, Vice President of Finance, Vice President and Controller and Manager of Financial Reporting. Mr. Trebing is a Certified Public Accountant. Mr. Trebing received a B.A. from California State University at Fullerton in 1972 and an M.B.A. from the University of Southern California in 1973.

  Michael E. Malanga serves as Executive Vice President, Corporate Development. He joined the Company at its inception as Director of Mergers and Acquisitions and has held the positions of Vice President and Senior Vice President. He was promoted to his current position in March 1998. Mr. Malanga received a B.S. in Business Administration from the University of Southern California in 1976.

  Todd E. Doyle serves as Executive Vice President, General Counsel and Secretary of the Company and has so served since October 1998. He joined the Company as Legal Counsel in 1992 and has also held the positions of Senior Legal Counsel and Vice President. Prior to joining the Company, Mr. Doyle spent six years as a business transactional attorney and a business litigation attorney with Seltzer Caplan Wilkins & McMahon in San Diego, California. Mr. Doyle received a B.A. in Political Science and a B.A. in Sociology from the University of California, Santa Barbara in 1983, and received a J.D. from Loyola Law School, Los Angeles, California in 1986.

  Robert D. Gonda serves as Vice President and Treasurer of the Company and has so served since December 1998. He joined the Company at its inception and has held the positions of Treasurer, Assistant Treasurer, and Director of Financial Planning and Analysis. Mr. Gonda is a Certified Cash Manager. Mr. Gonda received a B.A. in Political Science and Economics from the State University of New York at Binghamton and an M.B.A. in Finance from Columbia University Graduate School of Business.

  Janie M. Bereczky serves as Vice President, Taxes and has so served since August 1992. She joined the Company in 1987 as Director of Taxes. Ms. Bereczky has been a Certified Public Accountant since 1981. Ms. Bereczky received a B.A. in Political Science from the University of California, Santa Barbara in 1978 and an M.B.A. in Taxation from Golden Gate University in 1985.

  The Company's By-laws provide that its Board of Directors shall consist of not less than two nor more than seven members, the exact number to be fixed from time to time by the Board. The Company's Board of Directors is currently fixed at six directors. The Company's Board of Directors is composed of five directors and there is one vacancy on the Board.

Compliance with Section 16(a) of the Securities Exchange Act

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and changes of reports in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than-10-percent stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

  To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the 2000 Fiscal Year, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were timely met.


ITEM 11.  EXECUTIVE COMPENSATION.

  The following table sets forth, in summary form, information about the compensation the Company paid to its Chief Executive Officer, the four other most highly compensated executives, and a former executive officer (the "Named Executive Officers") for services performed in the 2000, 1999 and 1998 fiscal years.

                           Summary Compensation Table

                                                  Annual Compensation                               Long-Term Compensation
                                            --------------------------------                    ------------------------------
                                                                              Other Annual      Securities
                                                                             Compensation(1)    Underlying        All Other
     Name and Principal Position             Year   Salary($)     Bonus($)        ($)           Options(#)     Compensation($)
     ---------------------------             ----   ---------   ------------      ---           -----------    ---------------
Kevin S. Relyea,                             2000    497,837      959,600(2)            --               --            810(3)
  Chairman of the Board,                     1999    475,000      142,500               --               --            729
  President, Chief Executive Officer,        1998    420,000    1,274,414(4)            --        4,182,253          4,378
  and President of Chi-Chi's, Inc.
Gayle A. DeBrosse,                           2000    199,134       39,900         27,490(5)              --          2,499(6)
  Executive Vice                             1999    190,000       38,000               --               --          2,373
  President and President                    1998    163,444      222,250(7)            --        1,133,800          1,904
  of Koo Koo Roo, Inc.
Robert T. Trebing, Jr.,                      2000    204,174      116,942(8)            --               --            988(3)
  Executive Vice                             1999    197,752       29,682               --               --          1,478
  President and Chief                        1998    191,064      265,717(9)            --          511,733          1,158
  Financial Officer
Todd E. Doyle,                               2000    193,758      115,942(10)           --               --          2,165(11)
  Executive Vice President,                  1999    175,191       30,253               --               --          1,866
  General Counsel                            1998    146,727      189,484(12)           --          438,213          2,889
  and Secretary
Michael E. Malanga,                          2000    169,938       69,732(13)           --               --            521(3)
  Executive Vice                             1999    159,692       20,750               --               --            746
  President, Corporate                       1998    157,220      190,605(14)           --          474,856            922
  Development
Roger K. Chamness (15),                      2000    318,615       24,320               --               --            810(2)
  Executive Vice                             1999    304,000       72,960               --               --          1,188
  President and President                    1998    288,750      870,366(16)           --        2,156,132          3,976
  of Chi-Chi's, Inc.

-----------
(1) As permitted by rules established by the SEC, no amounts are shown with respect to certain "perquisites" where such amounts do not exceed in the aggregate the lesser of 10% of bonus plus salary or $50,000.
(2) Mr. Relyea received $159,600 pursuant to the Company's 2000 Management Incentive Compensation Plan bonus program and $800,000 pursuant to his Second Amended and Restated Employment Agreement and in connection with the sale of the El Torito Restaurant division.
(3) Amount shown represents the imputed value of life insurance provided by the Company.
(4) Mr. Relyea received $201,600 pursuant to the Company's 1998 Management Incentive Compensation Plan bonus program and $1,072,814 in connection with the termination of the Company's Value Creation Units Plan.
(5) Ms. DeBrosse received $18,000 representing the value of automobile benefits, and $9,490 representing the value of accommodations while attending the Company's incentive retreat for its top performing restaurant managers.
(6) Ms. DeBrosse received $2,499 representing the Company's matching funds under its Deferred Compensation Plan.
(7) Ms. DeBrosse received $73,150 pursuant to the Company's 1998 Management Incentive Compensation Plan bonus program and $149,100 in connection with the termination of the Company's Value Creation Units Plan.

(8) Mr. Trebing received $48,592 pursuant to the Company's 2000 Management Incentive Compensation Plan bonus program and $68,350 pursuant to the Company's 1999-2000 Divestiture Bonus Plan for Key Management.
(9) Mr. Trebing received $66,917 pursuant to the Company's 1998 Management Incentive Compensation Plan bonus program and $198,800 in connection with the termination of the Company's Value Creation Units Plan.
(10) Mr. Doyle received $47,592 pursuant to the Company's 2000 Management Incentive Compensation Plan bonus program and $68,350 pursuant to the Company's 1999-2000 Divestiture Bonus Plan for Key Management.
(11) Mr. Doyle received $2,165 representing the Company's matching funds under its Deferred Compensation Plan.
(12) Mr. Doyle received $50,324 pursuant to the Company's 1998 Management Incentive Compensation Plan bonus program and $139,160 in connection with the termination of the Company's Value Creation Units Plan.
(13) Mr. Malanga received $32,747 pursuant to the Company's 2000 Management Incentive Compensation Plan bonus program and $36,985 pursuant to the Company's 1999-2000 Divestiture Bonus Plan for Key Management.
(14) Mr. Malanga received $23,613 pursuant to the Company's 1998 Management Incentive Compensation Plan bonus program and $166,992 in connection with the termination of the Company's Value Creation Units Plan.
(15) Mr. Chamness terminated his employment with the Company on December 29, 2000.
(16) Mr. Chamness received $69,300 pursuant to the Company's 1998 Management Incentive Compensation Plan bonus program and $801,066 in connection with the termination of the Company's Value Creation Units Plan.

Option Grants

  No stock options were granted to any Named Executive Officers during the 2000 Fiscal Year.

Aggregated Option Exercises in Last Fiscal Year and Year-end Option Values

  No Named Executive Officer exercised any options to purchase shares of Common Stock during the year ended December 31, 2000. The following table provides information concerning the number of unexercised options held by each of the Named Executive Officers as of December 31, 2000.

                                                     Number of Securities Underlying
                                                       Unexercised Options Held at        Value of Unexercised In-the-Money
                                                           Fiscal Year-End 2000           Options at Fiscal Year-End 2000(1)
                                                    ----------------------------------   ------------------------------------
                        Name                        Exercisable(#)   Unexerciseable(#)   Exercisable($)    Unexerciseable($)
                        ----                        --------------   -----------------   ---------------   ------------------
Kevin S. Relyea......................                 3,047,585          1,250,000              0                   0
Roger K. Chamness....................                 1,792,201            450,000              0                   0
Gayle A. DeBrosse....................                   683,800            450,000              0                   0
Robert T. Trebing, Jr. ..............                   460,915            100,000              0                   0
Todd E. Doyle........................                   335,467            110,000              0                   0
Michael E. Malanga...................                   377,085            106,500              0                   0

----------
(1)  The value of unexercised in-the-money options is calculated by multiplying
     (A) the number of securities underlying such options by (B) the difference between (i) the closing price of the Common Stock on the Nasdaq National Market at December 29, 2000 and (ii) the option exercise price. The closing value per share was $.0625 on the last trading day of the 2000 Fiscal Year as reported on the Nasdaq National Market.


Employment Agreements

  The Company has employment agreements with Mr. Relyea and Ms. DeBrosse. Mr. Relyea's employment agreement, which was amended as of July 13, 2000, provides that he will serve as the Company's President, Chief Executive Officer and Chairman of the Company, and CEO of the Company's subsidiaries Chi-Chi's, Inc. and Koo Koo Roo, Inc., with an annual base salary of $498,750, $523,687 and $549,871 in 2000, 2001 and 2002, respectively, or such higher amount as may from time to time be determined by the Company. During the term of the agreement, effective each January 1, beginning January 1, 2003, Mr. Relyea will receive a five-percent increase in his base salary. Mr. Relyea's employment agreement term extends to December 31, 2002 and automatically extends from day to day so that the employment agreement always has a remaining term of two years. Mr. Relyea is eligible to receive bonuses based upon certain performance measures and targets, and upon the signing and closing of the sale of the El Torito restaurant division, Mr. Relyea became entitled to receive a cash bonus equal to $800,000.

  Mr. Relyea's employment agreement provides that if the Company terminates his employment without "cause" or if Mr. Relyea terminates his employment for "good reason" (each as defined in the employment agreement), then Mr. Relyea shall be entitled to receive his base salary and car allowance at the rate in effect at the time of termination for two years from the date of termination, and continued coverage under the Company's benefit programs for two years from the date of termination. Further, for two years Mr. Relyea will receive annual incentive award amounts equal to the amount of annual incentive earned by Mr. Relyea in the previous fiscal year. The Company may elect to pay such severance payments in a lump sum equal to the present value of future monthly payments.
In addition, if Mr. Relyea (i) is employed by the Company on March 1, 2002, (ii) is terminated without cause (as defined in the agreement) by the Company prior to March 1, 2002, or (iii) terminates his employment for good reason (as defined in the agreement) prior to March 1, 2002, the Company will pay Mr. Relyea a bonus in an amount equal to $1,000,000. The Company may terminate Mr. Relyea's employment for cause or Mr. Relyea may voluntarily terminate his employment by giving the Company one months' notice. In either event, Mr. Relyea will be entitled to salary and benefits which accrued through the date of such termination.

  The Company entered into an employment agreement with Ms. DeBrosse on November 1, 1998. Ms. DeBrosse's employment agreement provides for a term ending on December 31, 2001. Ms. DeBrosse is paid, pursuant to her employment agreement, $199,500 and $209,475 for 2000 and 2001, respectively, subject to certain increases based upon the performance of the Company's Koo Koo Roo Restaurant Division. In addition, Ms. DeBrosse's agreement provides for a bonus based upon certain performance measures and targets.

  Ms. DeBrosse's employment agreement provides that if the Company terminates her employment without "cause" or if she terminates her employment for "good reason" (each as defined in the employment agreement), then Ms. DeBrosse shall be entitled to receive her base salary and car allowance at the rate in effect at the time of termination for the remainder of the term or one year from the date of termination, whichever is greater and continued coverage under the Company's benefit programs through the remainder of the term or one year from the date of termination, whichever is greater. Ms. DeBrosse would also receive annual incentive award amounts equal to the amount of annual incentive earned in the previous fiscal year for the remainder of the term or one year, whichever is greater. The Company may elect to pay such severance payments in a lump sum equal to the present value of future monthly payments.

  The employment agreements with Mr. Relyea and Ms. DeBrosse also provide for standard employee benefits, including, without limitation, participation in the Company's pension, welfare and stock incentive plans, to the extent the Company maintains any such plans.

  In the event that either executive is terminated without "cause" or for "good reason" or in the event of a "change in control" (as defined in the employment agreements), each executive's stock options will immediately vest.

  In the event amounts payable to Mr. Relyea are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, as amended, the Company will provide Mr. Relyea with a tax "gross-up" payment in an amount sufficient to offset the effects of such excise tax.

  The agreements with Mr. Relyea and Ms. DeBrosse also provide that during the term of employment, and for two and three years thereafter, respectively, such executive will not (i) disclose or use any "proprietary information" (as defined in the employment agreements); or (ii) solicit any employee to terminate employment with the Company.

  The Company entered into a severance agreement and general release with Mr. Chamness on December 21, 2000. Pursuant to this agreement, Mr. Chamness terminated his employment with the Company effective December 29, 2000. In consideration for a release of all claims and other covenants, as stated below, Mr. Chamness is entitled to receive from the Company
(i) an amount equal to $337,200, payable in by-weekly installments, commencing January 2001 and concluding December 2001; (ii) $72,960 in a lump sum on December 23, 2001; and (iii) $24,320 in a lump sum in the first calendar quarter of 2001. In addition, the severance agreement with Mr. Chamness provides for the Company to continue to provide Mr. Chamness from December 30, 2000 to December 29, 2001 with medical benefits substantially similar to those medical benefits he received from the Company immediately prior to his separation from the Company. Mr. Chamness released the Company and its subsidiaries from all claims he may have had arising out of or relating in any way to his employment with or separation from the Company through his separation date. The severance agreement contains further provisions concerning non-disparaging statements, return of the Company's documents and property, prohibitions against disclosure of "proprietary information" (as defined in the severance agreement), cooperation in litigation, and non-solicitation of Company employees for three years following the separation date.

Compensation of Directors

  In the 2000 Fiscal Year, each non-employee director of the Company received a quarterly fee of $6,250 for his services to the Company. In the 2001 Fiscal Year, each non-employee director of the Company shall receive a quarterly fee of $12,500 for his services to the Company. Employee directors do not receive any compensation for their service on the Board of Directors or any Committee meetings thereof. Each non-employee director is reimbursed for reasonable expenses incurred to attend Director and Committee meetings.

  Effective November 1998, non-employee directors of the Company were eligible to receive stock option grants under the Company's 1998 Stock Incentive Plan. No stock option grants were made to non-employee directors in the 2000 Fiscal Year. Options granted to non-employee directors terminate one year after the non-employee director ceases to be a non-employee director.

Compensation Committee Interlocks and Insider Participation

  During the 2000 Fiscal Year, Messrs. A. William Allen, III, David J. Ament, Peter P. Copses, George G. Golleher, David B. Kaplan and Antony P. Ressler served on the Compensation Committee. In April 2000, Mr. Kaplan resigned from the Board. In January 2001, Messrs. Allen, Ament, Copses, Golleher and Ressler resigned from the Board. No member of the Compensation Committee has served as an officer of the Company or any of its subsidiaries. Mr. Allen served as the Chief Executive Officer and President of Koo Koo Roo, Inc. prior to the date it became a subsidiary of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 25, 2001 by: (i) each of the Company's current directors; (ii) each of the Named Executive Officers (as such term is defined under "Executive Compensation"); (iii) all Named Executive Officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock (the "Principal Stockholders"). This table is based on information provided to the Company or filed with the Securities and Exchange Commission (the "Commission") by the Company's directors, Named Executive Officers and Principal Stockholders. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect of such shares, subject to community property laws where applicable. Applicable percentages are based on 180,380,513 shares outstanding as of April 25, 2001, adjusted as required by rules promulgated by the Commission.

                                                     Amount and
                                                     Nature of
Name and Address of Beneficial Owner (1)             Beneficial      Percent
------------------------------------------------    Ownership(2)    of Class
                                                   --------------   ---------
Kevin S. Relyea.................................    99,918,559         55.4 %
Donald C. Blough................................             0             *
Daniel E. Maltby, Ph.D..........................             0             *
William E. Rulon................................             0             *
Khanh T. Tran...................................             0             *
Michael E. Malanga..............................       436,657             *
Gayle A. DeBrosse...............................       745,277             *
Robert T. Trebing, Jr...........................       571,575             *
Todd E. Doyle...................................       381,575             *
Roger K. Chamness...............................     1,256,430             *
All Named Executive Officers and Directors
 as a Group (12 persons)........................   103,562,830         56.7 %

--------------
* Less than 1%

(1) Unless otherwise indicated, the business address of each stockholder listed above is c/o the Company at 18831 Von Karman Avenue, Suite 300, Irvine, California 92612.
(2) Includes shares issuable upon exercise of options exercisable within 60 days of April 25, 2001, as follows: Mr. Relyea, 3,047,685 shares; Mr. Malanga, 377,085 shares; Ms. DeBrosse, 683,800 shares; Mr. Trebing,
     460,915 shares; Mr. Doyle, 335,467 shares; Mr. Chamness, 1,256,132 shares; and all directors and executive officers as a group, 6,359,641 shares.

  On December 29, 2000, Mr. Relyea acquired 95,831,997 shares of the Company's Common Stock, representing 53.1% of the outstanding Common Stock, from AIF II, L.P. for a cash purchase price of $15,000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The Company's Bylaws provide that the Company indemnify its directors and may indemnify its officers, employees, and other agents to the fullest extent permitted by law. The Company believes that indemnification under its Bylaws covers at least negligence and gross negligence by indemnified parties, and may require the Company to advance litigation expenses in the case of stockholder derivative actions or other actions against an undertaking by the indemnified party to repay such advances if it is ultimately determined that the indemnified party is not entitled to indemnification.

  In addition, the Company's Certificate of Incorporation provides that, pursuant to Delaware law, its directors shall not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director's duty of loyalty to the Company for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

  The Company maintains insurance policies covering officers and directors under which the insurers agree to pay, subject to certain exclusions, including certain violations of securities laws, for any claim made against the directors and officers of the Company for a wrongful act that they may become legally obligated to pay or for which the Company is required to indemnify the officers or directors. The Company believes that its Certificate of Incorporation and provisions of the Bylaws, and such insurance policies are necessary to attract and retain qualified persons as directors and officers.

  On July 13, 2000, the Board of Directors approved the issuance of letters of credit in favor of Kevin Relyea, Roger Chamness and Gayle DeBrosse solely for the purpose of securing amounts that may be owed to such individuals by the Company, as discussed below. On November 7, 2000, a letter of credit was issued in favor of Mr. Relyea in the amount of $2,375,214, which amount substantially covers the obligations of the Company under Mr. Relyea's Second Amended and Restated Employment Agreement (for a description of such agreement see Item 11.
- Employment Agreements). Currently, Mr. Relyea's letter of credit expires on January 30, 2002. On September 27, 2000, a letter of credit was issued in favor of Mr. Chamness in the amount of $650,000 (subsequently reduced to $450,000 on January 10, 2001), which amount covers the obligations of the Company under Mr. Chamness' severance agreement and general release (for a description of such agreement see Item 11. - Employment Agreements). The value of Mr. Chamness' letter of credit will automatically decrease in accordance with the following schedule: April 2, 2001, $330,000; July 2, 2001, $245,000; October 1, 2001,
$160,000; December 31, 2001, 0. Mr. Chamness' letter of credit expires on December 31, 2001. On September 27, 2000, a letter of credit was issued in favor of Ms. DeBrosse in the amount of $402,250 (subsequently reduced to $267,900 on February 8, 2001), which amount covers the obligations of the Company under Ms. DeBrosse's employment agreement with the Company, dated November 1, 1998, (for a description of such agreement see Item
11. - Employment Agreements). Ms. DeBrosse's letter of credit expires on February 5, 2002.

  On January 26, 2001, a purported stockholder of the Company initiated a stockholder derivative suit against the Company and Mr. Relyea, in the Superior Court of the State of California for the County of Orange, seeking, among other things, compensatory damages, a constructive trust, punitive damages and attorneys' fees. The suit arises out the of the sale by AIF II, L.P. on December 29, 2000, of 95,831,997 shares of the Company's common stock to Mr. Relyea for a cash purchase price of $15,000. Mr. Relyea is the Company's Chief Executive Officer, President and Chairman of the Board of Directors. The suit alleges that Mr. Relyea improperly usurped the stock purchase opportunity from the Company and also alleges constructive fraud. The Company and Mr. Relyea deny any wrongdoing or impropriety and intend to defend the suit vigorously on among other grounds that the purchase of stock was not a corporate opportunity.

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

  The Company is indemnifying Mr. Relyea to the fullest extent permitted by law against any and all expenses (including attorneys' fees) paid or payable in connection with or in respect of the stockholder derivative suits, provided that, if, when and to the extent that the Company determines that Mr. Relyea would not be permitted to be so indemnified under applicable law, the Company shall be entitled to be reimbursed by Mr. Relyea for all such amounts theretofore paid.


                                    PART IV
                                    -------


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                  Page
                                                                                 -----
     (a)  (1) Financial Statements.  See the Index to Financial Statements on
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

               10 (a) The Company's 1994 Incentive Stock Option Plan. (Filed as
                      Exhibit 10(g) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

               10 (b) The Company's Deferred Compensation Plan. (Filed as
                      Exhibit 10(k) to the Company's Form 10-K filed with the SEC on March 27, 1995.)

               10 (c) The Company's Severance Plan. (Filed as Exhibit 10(m) to
                      the Company's Form 10-K filed with the SEC on March 27, 1995.)

               10 (d) Lease Indemnification Agreement, dated as of January 27,
                      1994, by and between the Company and W. R. Grace & Co.- Conn. (Filed as Exhibit 10(ii) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

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

               10 (i) The Company's 2000 Management Incentive Compensation Plan
                      Description. (Filed as Exhibit 10(i) to the Company's Form 10-K filed with the SEC on April 2, 2001.)

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

               10 (t) Second Amended and Restated Employment Agreement dated as of July 13, 2000 by and between Kevin S. Relyea, the Company and certain subsidiaries. (Filed as Exhibit 10(t) to the Company's Form 10-K filed with the SEC on April 2, 2001.)

               10 (u) Employment Agreement dated as of November 1, 1998 by and between Gayle A. DeBrosse, the Company and certain subsidiaries. (Filed as Exhibit 10(ll) to the Company's Form 10-K filed with the SEC on March 29, 1999.)

               10 (v) Severance Agreement and General Release dated as of
                      December 21, 2000 by and between Roger K. Chamness, the Company and certain subsidiaries. (Filed as Exhibit 10(v) to the Company's Form 10-K filed with the SEC on April 2, 2001.)

               10 (w) Prandium, Inc. Divestiture Bonus Plan for Key Management
                      for 1999-2000. (Filed as Exhibit 10(nn) to the Company's Form 10-K filed with the SEC on March 29, 2000.)

               10 (x) Letter Agreement as of March 29, 2001 by and among
                      Foothill Capital Corporation, FRI-MRD Corporation and Chi-Chi's, Inc. (Filed as Exhibit 10(x) to the Company's Form 10-K filed with the SEC on April 2, 2001.)

               21 (a) List of Subsidiaries. (Filed as Exhibit 21(a) to the
                      Company's Form 10-K filed with the SEC on April 2, 2001.)

               21 (b) Names Under Which Subsidiaries Do Business. (Filed as
                      Exhibit 21(b) to the Company's Form 10-K filed with the SEC on April 2, 2001.)

               *23    Consent of KPMG LLP.


     (b)  Reports on Form 8-K

          None.

________

* Filed herewith.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRANDIUM, INC.

By /S/ Robert T. Trebing, Jr.     April 30, 2001
   --------------------------    ---------------
   Robert T. Trebing, Jr.             Date
   Executive Vice President
   and Chief Financial Officer