Form 10-Q
period 2001-04-01
PRANDIUM INC
filed 2001-05-16
CIK 813856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2001 or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to ____________________

                        Commission file number 33-14051
                                               --------

                                Prandium, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                   33-0197361
    ---------------------------------       ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

           18831 Von Karman Avenue, Irvine, California        92612
           -------------------------------------------     ----------
           (Address of principal executive offices)        (Zip Code)


      Registrant's telephone number, including area code:  (949) 757-7900
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                          Yes  [X]        No  [_]

As of May 11, 2001, the registrant had issued and outstanding 180,380,513 shares of common stock, $.01 par value per share.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                PRANDIUM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($ in thousands)

                                                               April 1,       December 31,
                                                                 2001             2000
                                                            -------------    --------------
                                                              (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents                                 $      47,628    $       53,505
  Restricted cash                                                   4,882             2,500
  Receivables                                                       2,257             2,075
  Inventories                                                       2,137             2,386
  Other current assets                                              2,960             2,574
                                                            -------------    --------------
     Total current assets                                          59,864            63,040

Property and equipment, net                                       122,281           124,922
Costs in excess of net assets of business acquired, net            16,703            16,814
Other assets                                                       13,216            15,736
                                                            -------------    --------------
                                                            $     212,064    $      220,512
                                                            =============    ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
  Current portion of long-term debt, including capitalized
   lease obligations                                        $     235,295    $        2,060
  Accounts payable                                                  8,927             8,150
  Current portion of self-insurance reserves                        3,382             2,812
  Other accrued liabilities                                        62,623            58,760
  Income taxes payable                                              3,361             3,523
                                                            -------------    --------------
     Total current liablities                                     313,588            75,305

Self-insurance reserves                                             4,819             5,298
Other long-term liabilities                                         3,531             3,590
Long-term debt, including capitalized lease obligations,
 less current portion                                               1,916           235,696

Commitments and contingencies

Stockholders' deficit:
  Common stock - authorized 300,000,000 shares, par value
   $.01 per share, 180,380,513 shares issued and
   outstanding on April 1, 2001 and on December 31, 2000            1,804             1,804
  Additional paid-in capital                                      222,353           222,353
  Accumulated deficit                                            (335,947)         (323,534)
                                                            -------------    --------------
     Total stockholders' deficit                                 (111,790)          (99,377)
                                                            -------------    --------------
                                                            $     212,064    $      220,512
                                                            =============    ==============

 See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  ($ in thousands, except per share amounts)
                                  (Unaudited)

                                                                      For the Quarters Ended
                                                                  -----------------------------
                                                                    April 1,        March 26,
                                                                      2001             2000
                                                                  ------------     ------------
 Sales                                                            $     75,982     $    133,114
                                                                  ------------     ------------

 Product costs                                                          20,461           34,080
 Payroll and related costs                                              27,607           47,184
 Occupancy and other operating expenses                                 22,388           35,059
 Depreciation and amortization                                           4,177            7,100
 General and administrative expenses                                     5,873            7,783
 Opening costs                                                              50               71
 Loss (gain) on disposition of properties, net                             402             (112)
 Provision for divestitures                                                189                -
 Restructuring costs                                                       496                -
                                                                  ------------     ------------

      Total costs and expenses                                          81,643          131,165
                                                                  ------------     ------------

 Operating income (loss)                                                (5,661)           1,949

 Interest expense, net                                                   6,646            8,566
                                                                  ------------     ------------

 Loss before income tax provision                                      (12,307)          (6,617)

 Income tax provision                                                      106              127
                                                                  ------------     ------------

 Net loss                                                         $    (12,413)    $     (6,744)
                                                                  ============     ============

 Net loss per share - basic and diluted                           $      (0.07)    $      (0.04)
                                                                  ============     ============

 Weighted average shares outstanding - basic and diluted           180,380,513      180,380,513
                                                                  ============     ============

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------
                               ($ in thousands)
                                  (Unaudited)

                                                                            For the Quarters Ended
                                                                           ------------------------
                                                                            April 1,     March 26,
                                                                              2001         2000
                                                                           ----------   -----------
Cash flows from operating activities:
    Cash received from customers, franchisees and licensees                $  76,144    $  133,129
    Cash paid to suppliers and employees                                     (77,212)     (122,664)
    Interest received (paid), net                                                252       (15,342)
    Opening costs                                                                (50)          (71)
    Restructuring costs                                                         (496)            -
    Income taxes paid                                                           (268)         (156)
                                                                           ----------   -----------
           Net cash used in operating activities                              (1,630)       (5,104)
                                                                           ----------   -----------
 Cash flows from investing activities:
    Proceeds from disposal of property and equipment                              75           902
    Proceeds from payments on notes receivable                                   175           169
    Capital expenditures                                                      (1,713)       (1,422)
    Lease termination payments                                                  (268)         (186)
    Other divestment expenditures                                               (751)         (653)
    Cash required for the El Torito Sale                                        (573)             -
    Other                                                                       (854)         (289)
                                                                           ----------   -----------
           Net cash used in investing activities                              (3,909)       (1,479)
                                                                           ----------   -----------
 Cash flows from financing activities:
    Proceeds from working capital borrowings, net                                  -         4,650
    Proceeds from equipment financing                                              -         2,298
    Reductions oflong-term debt, including capitalized lease obligations        (338)       (1,012)
                                                                           ----------   -----------
           Net cash provided by (used in) financing activities                  (338)        5,936
                                                                           ----------   -----------
 Net decrease in cash and cash equivalents                                    (5,877)         (647)
 Cash and cash equivalents at beginning of period                             53,505         3,600
                                                                           ----------   -----------
 Cash and cash equivalents at end of period                                $  47,628    $    2,953
                                                                           ==========   ===========
 Reconciliation of net loss to net cash used in operating activities:

 Net loss                                                                  $ (12,413)   $   (6,744)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                               4,177         7,100
   Amortization of debt issuance costs and deferred gain                          93           190
   Loss (gain) on disposition of properties                                      402          (112)
   Provision for divestitures                                                    189             -
   (Increase) decrease in receivables, inventories and other
    current assets                                                              (529)        1,458
   Increase (decrease) in accounts payable, self-insurance reserves,
    other accrued liabilities and income taxes payable                         6,451        (6,996)
                                                                           ----------   -----------
  Net cash used in operating activities                                    $  (1,630)   $   (5,104)
                                                                           ==========   ===========

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                 (Unaudited)

     1.   Company.  Prandium, Inc. (together with its subsidiaries, the
          -------
"Company"), was incorporated in Delaware in 1986. The Company is primarily engaged in the operation of restaurants in the full-service and fast-casual segments, through its subsidiaries. At April 1, 2001, the Company operated 198 restaurants in 22 states, approximately 64% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 13 restaurants outside the United States.

     2.   Financial Statements.  The Condensed Consolidated Financial Statements
          --------------------
in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Fiscal Year Ended December 31, 2000 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter ended April 1, 2001 are not necessarily indicative of those for the full year.

     3.   Going Concern Matters and Recapitalization Plan.  The Company's
          -----------------------------------------------
consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in its Consolidated Financial Statements included in the Form 10-K, the Company incurred losses of $41,772,000, $36,491,000 and $63,133,000 for the fiscal years ended December 31, 2000, December 26, 1999 and December 27, 1998, respectively. As further shown in the Condensed Consolidated Financial Statements in this Form 10-Q, the Company incurred an additional loss of $12,413,000 for the quarter ended April 1, 2001 and had a stockholders' deficit of $111,790,000 on April 1, 2001.

     During 1999 and the first half of fiscal 2000, the Company explored several financing transactions and other strategic alternatives in an effort to meet its debt service requirements. This process culminated in the completion of the sale of the El Torito restaurant division on June 28, 2000 (the "El Torito Sale"). A portion of the net cash proceeds from that transaction was used to pay indebtedness outstanding under the Company's credit facility with Foothill Capital Corporation (the "Foothill Credit Facility") of $25.9 million. In addition, Acapulco Acquisition Corp. assumed $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, as part of the El Torito Sale. After completion of the El Torito Sale, however, the Company has continued to be highly leveraged and has significant annual debt service requirements.

     During the second half of fiscal 2000, the Company began considering other alternatives to address its debt service requirements. As a result of discussions and deliberation among the Company and its legal and financial advisors, the Company's subsidiary FRI-MRD Corporation ("FRI-MRD") elected not to pay the semi-annual interest payments due January 31, 2001 on its outstanding long-term debt (the "FRI-MRD Notes"). The Company also elected not to pay the semi-annual interest payments due February 1, 2001 on its outstanding long-term debt (the "Prandium Notes"). Under the terms of the note agreements governing the FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became "Events of Default" and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. In addition, the vesting of the right (whether or not exercised) of the noteholders to accelerate the debt caused an "Event of Default" to occur under the Foothill Credit Facility and Foothill Capital Corporation ("Foothill") became entitled to certain additional rights. As a result of these "Events of Default," the Company has classified all debt outstanding under the FRI-MRD Notes and the Prandium Notes (approximately $233.4 million at April 1, 2001) as current in the condensed consolidated balance sheet. The Company is currently negotiating with its creditors to reach agreement on an acceptable capital restructuring of the Company and its subsidiaries. There can be no assurances, however, that the Company will be able to successfully negotiate with its creditors. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

     4.   Strategic Divestment Programs.  In the fourth quarter of 1999, three
          -----------------------------
non-strategic Koo Koo Roo restaurants were designated for divestment (the "KKR Strategic Divestment Program"). In conjunction with the KKR Strategic Divestment Program, the Company recorded a provision for divestitures of $904,000. This provision consisted of costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. During 2000, two of the restaurants were subleased and the third restaurant's lease was terminated. In the fourth quarter of 2000, ten additional non-strategic Koo Koo Roo restaurants were designated for divestment. In conjunction with the KKR Strategic Divestment program, the Company recorded a provision for divestitures of $4,510,000 in 2000. This provision consisted of (i) $2,765,000 for the write-down to net realizable value of the property and equipment associated with such restaurants and (ii) $1,745,000 for costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. In the first quarter of 2001, the Company recorded a provision for severance costs of $189,000 associated with certain restaurant managers in connection with the restaurants to be divested. During the quarter ended April 1, 2001, these restaurants (including one restaurant divested in February 2001) had sales of $1,738,000 and restaurant level operating losses of $252,000. For the quarter ended April 1, 2001, the Company paid (i) $3,000 for severance costs associated with certain restaurant managers who were terminated in connection with the restaurants divested and (ii) $539,000 for net costs associated with lease terminations, brokerage fees and other divestment costs. For the quarter ended March 26, 2000 no amounts were paid for such costs. The KKR Strategic Divestment Program is scheduled to be completed by the end of fiscal 2001, and the designated restaurants' operating results will be included in the Company's consolidated statement of operations until the divestments are completed.

     In the fourth quarter of 1998, 48 non-strategic Chi-Chi's restaurants were designated for divestment (the "CC Strategic Divestment Program"). In conjunction with the CC Strategic Divestment Program, the Company recorded a provision for divestitures of $22,884,000, including divestment reserves of $12,256,000. During the fourth quarter of 1999, the Company determined that it would not be able to satisfactorily negotiate lease terminations or subleases for 20 operating restaurants of the 48 Chi-Chi's restaurants designated for divestment. As a result, these 20 restaurants were removed from the CC Strategic Divestment Program, and $1,048,000 previously recorded in conjunction with the provision for divestitures was reversed during the fourth quarter of 1999. After this reversal, the eight restaurants remaining in the CC Strategic Divestment Program were divested during 2000. For the quarters ended April 1, 2001 and March 26, 2000, the Company paid (i) $25,000 and $109,000, respectively, for severance costs associated with certain restaurant and regional managers who were terminated in connection with the restaurants divested and (ii) $440,000 and $600,000, respectively, for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs.

     Three other non-strategic restaurants were identified for divestment during 2000. The Company recorded a provision for divestitures with respect to such restaurants of $1,805,000 in 2000. This provision consisted of (i) $1,730,000 for the write-down to fair value of the property and equipment associated with such restaurants and (ii) $75,000 for costs associated with broker commissions and other divestment costs. During the quarter ended April 1, 2001, these restaurants were divested and had sales of $99,000 and restaurant level operating losses of $99,000. For the quarter ended April 1, 2001, the Company
(i) paid $1,000 for severance costs associated with certain restaurant managers who were terminated in connection with these divested restaurants and (ii) received $2,000 in net divestment proceeds.

     5.   Segment Information.  The Company operates exclusively in the food-
          -------------------
service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company. The Company's reportable segments are based on restaurant operating divisions. Operating income (loss) includes the operating results before interest. The corporate component of sales, depreciation and amortization and operating income (loss) represents operating results of the two full-service and four fast-casual restaurants not included in the El Torito Sale, as well as corporate general and administrative expenses. Corporate assets include corporate cash, restricted cash, investments, receivables, asset portions of financing instruments and the two full-service and four fast-casual restaurants not included in the El Torito Sale. Fiscal year 2000 segment information for the El Torito restaurant division has been restated to exclude the results of the two full-service and four fast-casual restaurants not included in the El Torito Sale.

                                                  For the Quarters Ended
                                               ---------------------------
                                                 April 1,       March 26,
                                                   2001           2000
                                               ------------    -----------
                                                       (Unaudited)
                                                     ($ in thousands)
 Sales
     El Torito Division                        $         -     $     53,441
     Chi-Chi's Division                             53,457           55,939
     Koo Koo Roo Division                           21,226           22,000
     Corporate                                       1,299            1,734
                                               -----------     ------------
        Total Sales                            $    75,982     $    133,114
                                               ===========     ============

 Depreciation and Amortization
     El Torito Division                        $         -     $      2,715
     Chi-Chi's Division                              2,774            2,705
     Koo Koo Roo Division                            1,054            1,334
     Corporate                                         349              346
                                               -----------     ------------
        Total Depreciation and Amortization    $     4,177     $      7,100
                                               ===========     ============

 Operating Income (Loss)
     El Torito Division                        $         -     $      2,770
     Chi-Chi's Division                             (2,537)            (421)
     Koo Koo Roo Division                           (1,033)            (319)
     Corporate                                      (2,091)             (81)
                                               -----------     ------------
        Total Operating Income (Loss)          $    (5,661)    $      1,949
                                               ===========     ============

 Interest Expense, net
     El Torito Division                        $         -     $        607
     Chi-Chi's Division                                106              404
     Koo Koo Roo Division                               42               38
     Corporate                                       6,498            7,517
                                               -----------     ------------
        Total Interest Expense, net            $     6,646     $      8,566
                                               ===========     ============

 Capital Expenditures
     El Torito Division                        $         -     $        318
     Chi-Chi's Division                                578              697
     Koo Koo Roo Division                              967              181
     Corporate                                         168              226
                                               -----------     ------------
        Total Capital Expenditures             $     1,713     $      1,422
                                               ===========     ============
                                                 April 1,      December 31,
                                                   2001           2000
                                               ------------    ------------
                                                (Unaudited)
                                                   ($ in thousands)
 Total Assets
     Chi-Chi's Division                        $   102,048     $    104,387
     Koo Koo Roo Division                           46,279           46,202
     Corporate                                      63,737           69,923
                                               -----------     ------------
        Total Assets                           $   212,064     $    220,512
                                               ===========     ============

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

     . the ability of the Company to satisfy or restructure its debt obligations;

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

     As used herein, "comparable restaurants" means restaurants operated by the Company for at least eighteen months and that continued in operation through the end of the first quarter of 2001.

Liquidity and Capital Resources
-------------------------------

     A.  Liquidity

     The Company reported net cash used in operating activities of $1.6 million for the quarter ended April 1, 2001 and $5.1 million for the quarter ended March 26, 2000. Cash needs are being funded by available cash balances which resulted from the El Torito Sale. The Company's viability is dependent upon its ability to restructure its capital structure. The Company is currently negotiating with its creditors to reach agreement on an acceptable capital restructuring of the Company and its subsidiaries. The Company cannot provide any assurance that an agreement can be reached or on the terms of an agreement or its effects on the Company's operations and interests. If the Company cannot reach agreement with Foothill, the holders of the FRI-MRD Notes and the holders of the Prandium Notes, the Company will need to consider other alternatives, including but not limited to, a federal bankruptcy filing. Even if the Company does reach an agreement with its creditors, the filing of a Chapter 11 case may become necessary to implement the terms of such an agreement. Assuming the Company is able to work out an acceptable capital structure, its continuing viability will be dependent upon its ability to generate sufficient operating cash flow or cash flow from other sources to meet its obligations on a timely basis and to comply with the terms of any new financing agreements or to be able to renegotiate such obligations and terms.

     Statement of Cash Flows. For the quarter ended April 1, 2001, net cash used in operating activities was $1.6 million compared to $5.1 million for the same period in 2000. This change was primarily due to the $15.6 million in reduced interest paid, partially offset by the $11.5 million decline in cash received from customers, franchisees and licensees net of cash paid to suppliers and employers and $0.5 million in restructuring costs. For the first quarter of 2001, net cash used in investing activities was $3.9 million compared to $1.5 million used in investing activities for the same period in 2000. This change was primarily due to (i) a $0.8 million decrease in proceeds from disposal of property and equipment; (ii) a $0.3 million increase in capital expenditures;
(iii) a $0.1 million increase in lease termination payments; (iv) a $0.6 million increase in cash required for the El Torito Sale and (v) a $0.6 million increase in other . For the first quarter of 2001, net cash used in financing activities was $0.3 million compared to $5.9 million provided by financing activities for the same period in 2000. During the first quarter of 2000, $4.7 million in proceeds from working capital borrowings and $2.3 million in proceeds from equipment financing were received.

     EBITDA. For the first quarter of 2001, the Company reported EBITDA (defined as earnings (loss) before opening costs, loss (gain) on disposition of properties, provision for divestitures , restructuring costs, interest, taxes, and depreciation and amortization) of negative $347,000, compared to positive $9.0 million in the same period of 2000. The $9.3 million decrease was composed of (i) a $5.6 million decrease as the result of the sale of the El Torito Division on June 28, 2000; (ii) a $2.1 million decrease in the Chi-Chi's Division; (iii) a $0.6 million decrease in the Koo Koo Roo Division; and (iv) $1.1 million of general and administrative expenses that were previously allocated to the El Torito Division which have not been eliminated. As a result of the sale of the El Torito Division, the Company will be operating at lower EBITDA levels for the foreseeable future.

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

     Working Capital Deficiency. The Company normally operates with a working capital deficiency because:

     . restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable;

     .  rapid turnover allows a limited investment in inventories; and

     . cash from sales is applied to the payment of related accounts payable for food, beverages and supplies which are generally purchased on trade credit terms.

     The Company had a working capital deficiency of $253.7 million on April 1, 2001. This amount includes the classification of approximately $233.4 million in debt outstanding under the FRI-MRD Notes and Prandium Notes as current.

     Credit Facility and Other Long-Term Debt.   On January 10, 1997, the
Company entered into the Foothill Credit Facility which called for a five-year, $35 million credit facility to provide for the ongoing working capital needs of the Company. As a result of the acquisition of Koo Koo Roo, Inc. and The Hamlet Group, Inc. ("Hamlet") on October 30, 1998, the Company increased the Foothill Credit Facility to $55 million. In connection with the El Torito Sale, (i) the Company used a portion of the cash proceeds from the sale to repay $25.9 million outstanding under the Foothill Credit Facility and (ii) the Foothill Credit Facility was amended and restated to adjust all restrictive covenants to reflect the El Torito Sale and reduce the credit facility to a maximum of $20 million (subject to certain limitations) of letters of credit and revolving cash borrowings. The Foothill Credit Facility:

     . is secured by substantially all of the real and personal property of the Company (other than the capital stock of Hamlet);

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

     The Company was not in compliance with certain financial ratios at April 1, 2001 and December 31, 2000. In addition, the non-payment of interest on the FRI-MRD Notes is considered a default under the provisions of the Foothill Credit Facility. The Company has notified Foothill of all such defaults. Letters of credit are issued under the Foothill Credit Facility in large part to provide security for future amounts payable under the Company's workers' compensation insurance program ($11.5 million of letters of credit were outstanding as of May 11, 2001, $4.0 million of which were cash collateralized as described below). No working capital borrowings were outstanding as of May 11, 2001.

     After completion of the El Torito Sale, the Company continues to be highly leveraged and has significant annual debt service requirements. During the second half of fiscal 2000, the Company began considering various alternatives to address its debt service requirements. As a result of discussions and deliberations among the Company and its legal and financial advisors, the Company's subsidiary FRI-MRD elected not to pay the semi-annual interest payments due January 31, 2001 on the FRI-MRD Notes. The Company also elected not to pay the semi-annual interest payments due February 1, 2001 on the Prandium Notes. Under the terms of the note agreements governing the FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became "Events of Default" and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. In addition, the vesting of the right (whether or not exercised) of the noteholders to accelerate the debt caused an "Event of Default" to occur under the Foothill Credit Facility and Foothill became entitled to certain additional rights. Foothill, FRI-MRD and Chi-Chi's entered into a letter agreement as of March 29, 2001 whereby FRI-MRD and Chi-Chi's acknowledged certain specified events of default and acknowledged that as a result of such events of default, Foothill has no further obligation to make advances under the Foothill Credit Facility, and Foothill agreed that, subject to certain conditions, it would forbear from exercising its remedies relative to the events of default specified in the letter agreement until May 15, 2001. On May 15, 2001, Foothill, FRI-MRD and Chi-Chi's entered into a subsequent letter agreement, whereby FRI-MRD and Chi-Chi's acknowledged certain specified events of default and acknowledged that as a result of such events of default, Foothill has no further obligation to make advances under the Foothill Credit Facility. In addition, pursuant to such letter agreement, Foothill agreed that, subject to certain conditions, it would forbear from exercising its remedies relative to the events of default specified in the letter agreement until the earliest to occur of: (i) June 15, 2001 (or such later date as Foothill may designate in writing in its sole discretion); and (ii) the occurrence of any Event of Default under the Foothill Credit Facility (other than those defaults set forth in the letter agreement). As a condition to receiving Foothill's forbearance, on May 15, 2001, FRI-MRD paid a forbearance fee in the amount of $100,000 and transferred $4,000,000 in cash to be held as cash collateral and as additional security for the outstanding letters of credit. The Company is currently negotiating with its creditors to reach agreement on an acceptable capital restructuring of the Company and its subsidiaries. There can be no assurances that the Company will be able to successfully reach an agreement with its creditors or successfully resolve its capital structure. In such an event, the Company's ability to continue to operate in the ordinary course may be materially adversely affected.

     B.  Capital Expenditures

     Net cash used in investing activities was $3.9 million for the first quarter of 2001, including $1.7 million used for capital expenditures, as compared to net cash used in investing activities of $1.5 million for the same period in 2000. The change in net cash used in investing activities for the first quarter of 2001 was primarily due to (i) a $0.8 million decrease in proceeds from disposal of property and equipment; (ii) a $0.3 million increase in capital expenditures; (iii) a $0.1 million increase in lease termination payments; (iv) a $0.6 million increase in cash required for the El Torito Sale and (v) a $0.6 million increase in other.

     Capital expenditures of up to approximately $10.0 million have been identified for fiscal 2001. In fiscal 2001, the Company anticipates opening up to two new Koo Roo restaurants and expanding a new Koo Koo Roo menu test to six restaurants. Actual capital expenditures for 2001 will be dependent on the availability of required funds. During the first quarter of 2001, total capital expenditures were $1.7 million, which were used to construct a new Koo Koo Roo in Woodland Hills, California and to repair and replace equipment in the normal course of business.

Recent Accounting Pronouncements
--------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe it has any instruments or transactions subject to SFAS 133, as amended.

Results of Operations.
---------------------

     The Company's total sales of $75,982,000 for the first quarter of 2001 decreased by $57,132,000 or 42.9% as compared to the same period in 2000. The decrease was the result of (i) the sale of the El Torito Division on June 28, 2000; (ii) sales decreases for restaurants sold or closed, other than those included in the sale of the El Torito Division; and (iii) declines in comparable restaurant sales for Chi-Chi's and Koo Koo Roo, partially offset by increases in comparable restaurant sales for Hamburger Hamlet and sales from new Koo Koo Roo restaurants. The breakdown of the sales decrease for the first quarter of 2001 is shown in the following table:

                                                                    Change in
                                                                  First Quarter
                                                                    2001 Sales
                                                               -------------------
                                                                 ($ in thousands)

Decrease in Sales From the Sale of the El Torito Division            $(53,441)
Decrease in Sales from Restaurants Sold or Closed Other Than
  Those Included in the Sale of the El Torito Division                 (3,201)
Net Decrease in Sales of Comparable Restaurants                        (1,007)
Sales from New Restaurants                                                517
                                                                     --------
     Total                                                           $(57,132)
                                                                     ========

     Overall, sales for comparable restaurants were $73,365,000 for the first quarter of 2001, a $1,007,000 or 1.4% decline from the same period in 2000. As shown in the following table, this decline resulted from decreased sales in comparable Chi-Chi's and comparable Koo Koo Roo restaurants, partially offset by increased sales in comparable Hamburger Hamlet restaurants.

                                              Change in First
                                            Quarter 2001 Sales
                                    -----------------------------------
                                        Amount             Percent
                                    ---------------   -----------------
                                              ($ in thousands)
     Comparable Chi-Chi's                  $  (382)              (0.7)%
     Comparable Koo Koo Roo                   (773)               (6.2)
     Comparable Hamburger Hamlet               148                 1.8
                                           -------
                Total                      $(1,007)              (1.4)%
                                           =======               =====

     Sales for comparable Chi-Chi's restaurants declined 0.7% in the first quarter of 2001 compared to the same period in 2000. The first promotion for the year was a freestanding newspaper insert with coupons valid during the last week of January 2001. A broadcast media campaign began on March 5 with selected markets receiving television, radio or cable media support and promoting the "Create-a-Combo" section of the menu. The last time Chi-Chi's used broadcast media was six months ago. As a result of this campaign, sales for comparable restaurants were positive during the last four weeks of the first quarter of 2001.

     During the first quarter of 2001, Koo Koo Roo launched its new spicy Buffalo Wings product. Unlike many competitors, the Koo Koo Roo Buffalo Wings are baked, not fried. This new product launch was supported with print advertising and in-store merchandising materials. Also, during the first quarter of 2001, Hamburger Hamlet introduced a new Hamlet At Night menu with new entrees including Grilled Thai Chicken, Blackened Mahi Mahi and a Sizzling Fajita Combo Platter. The featured appetizer was Asian Pacific Lettuce Wraps and the featured dessert was a Caramel Banana Sundae. The new menu was supported with print advertising, four-color menus and in-store merchandising materials.

     In the following discussion of the Company's operating results, one of the major components of the variance of 2001 versus 2000 was the El Torito Sale. Reported results for 2001 included no operations for El Torito, while results for 2000 included a full quarter of operations for El Torito. Therefore, when the discussion references the impact of the El Torito Sale, the impact to which it refers is this absence of the El Torito restaurant division's operating results in 2001.

     Product costs of $20,461,000 for the first quarter of 2001 decreased $13,619,000 or 40.0% compared to the same period in 2000. Product costs as a percentage of sales increased 1.3% points from 25.6% in 2000 to 26.9% in 2001. The sale of the El Torito Division accounted for $12,853,000 (94.4%) of the decrease. The remainder of the product costs decrease was related to the sales declines from comparable and closed restaurants. If the results of the El Torito Division were excluded from 2000, product costs as a percentage of sales only increased 0.3% points, from 26.6% to 26.9%.

     Payroll and related costs of $27,607,000 decreased $19,577,000 or 41.5% for the first quarter of 2001 as compared to the first quarter of 2000. As a percentage of sales, payroll and related costs were 36.3% in the first quarter of 2001, 0.9% points higher than the same period in 2000. The sale of the El Torito Division accounted for $18,731,000 (95.7%) of the total variance and 0.3% points of the 0.9% points variance related to payroll and related costs as a percentage of sales. The remainder of the payroll and related costs decrease was related to the sales declines from comparable and closed restaurants. The primary component of the remaining percentage of sales increase was increased claims expense in employee health insurance.

     The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. In October 2000, the California Industrial Welfare Commission voted to increase the state's minimum wage by 50c to $6.25 on January 1, 2001 with another 50c increase to occur on January 1, 2002. No increases to the $5.15 Federal minimum wage are currently scheduled for 2001. In response to previous minimum wage increases, the Company has implemented various menu price increases, and each of the Company's concepts raised prices in early 2001.

     Occupancy and other operating expenses were $22,388,000 for the first quarter of 2001, $12,671,000 or 36.1% lower than the same period in 2000. As a percentage of sales, occupancy and other operating expenses were 29.5% in 2001, 3.2% points higher than 2000. The sale of the El Torito Division contributed $13,452,000 (106.2%) of the total amount variance and 0.8% points of the percentage of sales variance. The remainder of the variance was primarily related to (i) utilities expense, particularly natural gas for Chi-Chi's; (ii) the expense associated with two system-wide menu distributions and added plateware in Chi-Chi's; and (iii) added advertising expense in both Chi-Chi's and Koo Koo Roo.

     Depreciation and amortization of $4,177,00 for the first quarter of 2001 decreased by $2,923,000 or 41.2% as compared to the same period in 2000. This decrease was primarily due to the El Torito Sale which accounts for $2,715,000 (92.9%) of the decrease.

     General and administrative expenses for the first quarter of 2001 were $5,873,000, $1,910,000 or 24.5% lower than the same period in 2000. As a percentage of sales, general and administrative expenses were 7.7% in 2001, 1.9% points higher than 2000. $2,815,000 or 147.4% of the variance was related to the sale of the El Torito Division, offset by approximately $1.1 million of certain general and administrative expenses that were previously allocated to the El Torito Division that have not been eliminated. This is in spite of the elimination of over 100 positions in the Company's support center since the end of 1999. Management continues to closely evaluate the Company's general and administrative cost structure for additional savings opportunities.

     Opening costs of $50,000 in 2001 decreased $21,000 or 29.6% from 2000 as the Company reduced the number of new openings and remodels. Opening costs are incurred in connection with the opening or remodeling of a restaurant and are principally related to stocking the restaurant and training its staff.

     The Company reported a loss on disposition of properties of $402,000 in the first quarter of 2001 as compared to a gain of $112,000 for the first quarter in 2000. In addition, the Company recorded a $189,000 provision for divestitures in the first quarter of 2001 which represents severance costs for the KKR Strategic Divestment Program.

     The Company reported restructuring costs of $496,000 in the first quarter of 2001. These costs are primarily related to amounts paid to legal and financial advisors in connection with the Company's proposed debt restructuring.

     Interest expense, net for the first quarter of 2001 of $6,646,000 decreased by $1,920,000 or 22.4% as compared to the same period in 2000. The decrease is primarily the result of no working capital borrowings required during the first quarter of 2001 and increased interest income on invested cash balances.

Seasonality.
-----------

     The Company, as a whole, does not experience significant seasonal
fluctuations in sales.   However, the Company's sales tend to be slightly
greater during the spring and summer months.


Selected Division Operating Data.
--------------------------------

     The following table sets forth certain information regarding (i) the Company; (ii) its ongoing Chi-Chi's restaurant division, Koo Koo Roo restaurant division and other operating restaurants; and (iii) the El Torito restaurant division divested on June 28, 2000. At April 1, 2001, the Company's Chi-Chi's restaurant division operated 140 full-service restaurants and the Company's Koo Koo Roo restaurant division operated 55 fast-casual and full-service restaurants.

                                                                       For the Quarters Ended
                                                    ----------------------------------------------------
                                                      April 1,            March 26,           March 28,
                                                        2001                2000                1999
                                                    -----------         ----------         -------------
                                                        ($ in thousands, except average check amount)
Chi-Chi's Restaurant Division
-----------------------------
Restaurants Open at End of Period:
       Owned/operated                                       140                  148                  163
       Franchised and Licensed                               13                   13                   12
Sales                                               $    53,457           $   55,939           $   58,778
Restaurant Level Cashflow (a)                             3,481                5,689                4,621
Divisional EBITDA (b)                                       329                2,386                1,004
Percentage increase (decrease) in comparable
  restaurant sales                                         (0.7)%                1.0%                 1.1%
Average check (excluding alcoholic beverage
  sales)                                            $     10.79           $     9.78           $     9.06

Koo Koo Roo Restaurant Division (c)
-----------------------------------
Restaurants Open at End of Period:
       Owned/operated                                        55                   58                   55
       Franchised and Licensed                                -                    -                    2
Sales                                               $    21,226           $   22,000           $   22,054
Restaurant Level Cashflow (a)                             2,074                2,643                2,611
Divisional EBITDA (b)                                       540                1,103                1,222
Percentage increase (decrease) in comparable
  restaurant sales                                         (3.0)%               (1.9)%               N.A.
Average check (Koo Koo Roo restaurants only)        $      9.75           $     9.31           $     8.84

Other Operating Restaurants
---------------------------
Restaurants Open at End of Period:
       Owned/operated                                         3                    6                    3
       Franchised and Licensed                                -                    -                    -
Sales                                               $     1,299           $    1,734           $    1,205
Restaurant Level Cashflow (a)                               (29)                  54                  128
Divisional EBITDA (b)                                    (1,192)                 (16)                  33

Ongoing Operations
------------------
Restaurants Open at End of Period:
       Owned/operated                                       198                  212                  221
       Franchised and Licensed                               13                   13                   14
Sales                                               $    75,982           $   79,673           $   82,037
Restaurant Level Cashflow (a)                             5,526                8,386                7,360
Divisional EBITDA (b)                                      (323)               3,473                2,259

Divested Operations (d)
-----------------------
Restaurants Open at End of Period:
       Owned/operated                                         -                   95                   92
       Franchised and Licensed                                -                    8                    8
Sales                                               $         -           $   53,441           $   52,221
Restaurant Level Cashflow (a)                                 -                8,405                8,094
Divisional EBITDA (b)                                         -                5,590                4,583

Total Company
-------------
Restaurants Open at End of Period:
       Owned/operated                                       198                  307                  313
       Franchised and Licensed                               13                   21                   22
Sales                                               $    75,982           $  133,114           $  134,258
EBITDA (e)                                                 (347)               9,008                6,816

(a) Restaurant Level Cashflow with respect to any operating division represents Divisional EBITDA (as defined below) before general and administrative expenses and any net franchise profit or miscellaneous income (expense) reported by the respective division.
(b) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, interest, taxes, depreciation and amortization. Corporate general and administrative expenses that would have been allocated to the El Torito Division prior to the sale of that division are being charged to Other Operating Restaurants in 2001 so as not to distort the year-over-year comparisons of the Chi-Chi's and Koo Koo Roo Restaurant Divisions.
(c) Includes both Koo Koo Roo and Hamburger Hamlet restaurant operations which were acquired on October 30, 1998.
(d) Divested Operations represents the results of the El Torito Division until it was divested on June 28, 2000.
(e) EBITDA is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, provision for divestitures, restructuring costs, interest, taxes, and depreciation and amortization. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

Item 3.  Quantitive and Qualitative Disclosure about Market Risk
------

Interest Rate Risk
------------------

     The Company's primary exposure to financial market risks is the impact that interest rate changes could have on the Foothill Credit Facility, of which no working capital borrowings were outstanding as of May 11, 2001. Borrowings under the Foothill Credit Facility bear interest at the prime rate as announced by Wells Fargo Bank plus 1.875% for borrowings less than or equal to $10 million and at the prime rate plus 2.875% for borrowings greater than $10 million.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
------

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

     On February 13, 2001, a similar stockholder derivative suit was filed in the Superior Court of the State of California for the County of Orange by another purported stockholder against the Company and Mr. Relyea. This suit arose out of the same set of facts as the suit filed on January 26, 2001 and sought similar damages and fees. On April 25, 2001, the court ruled that the two cases are related and would proceed before the same judge. However, on May 8, 2001, the plaintiff in the case filed on February 13, 2001 requested that the court dismiss his complaint with prejudice.

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

Item 2.  Changes in Securities and Use of Proceeds
------

     None.

Item 3.  Defaults Upon Senior Securities
------

     The Company has failed to pay the interest that came due February 1, 2001 with respect to the Prandium Notes. Under the terms of the Prandium Notes, the grace period for the failure to pay interest has expired. In addition, the Company's subsidiary FRI-MRD Corporation has failed to pay the interest due January 31, 2001 with respect to the FRI-MRD Notes . Under the terms of the FRI-MRD Notes, the grace period for the failure to pay interest has expired. Under the terms of the note agreements governing the FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became "Events of Default" and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. The unpaid principal amount on the FRI-MRD Notes as of May 16, 2001 amounted to $99,000,000 and the amount of interest due and not paid on the FRI-MRD Notes as of May 16, 2001 amounted to $11,566,000. The unpaid principal amount on the Prandium Notes as of May 16, 2001 amounted to $134,356,000 and the amount of interest due and not paid on the Prandium Notes as of May 16, 2001 amounted to $10,646,000.

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

          10 (a) Letter Agreement as of March 29, 2001 by and among Foothill Capital Corporation, FRI-MRD Corporation and Chi-Chi's, Inc. (Filed as Exhibit 10 (x) to the Company's Form 10-K filed with the SEC on April 2, 2001.)

         *10 (b) Letter Agreement as of May 15, 2001 by and among Foothill Capital Corporation, FRI-MRD Corporation and Chi-Chi's, Inc.

---------------
* Filed herewith.

     (b)  Reports on Form 8-K.

          On January 5, 2001, the Company filed a report on Form 8-K announcing that Mr. Kevin S. Relyea had acquired approximately 53.1% of the Company's outstanding capital stock.

          On February 5, 2001, the Company filed a report on Form 8-K announcing that it had elected to delay interest payments on certain of its debt and the debt of FRI-MRD Corporation.

          On February 20, 2001, the Company filed a report on Form 8-K announcing that certain non-payments of interest had become or would become "Events of Default."

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

Date:  May 16, 2001