Form 10-Q
period 2001-07-01
PRANDIUM INC
filed 2001-08-14
CIK 813856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



  X      Quarterly report pursuant to section 13 or 15(d) of the Securities
-----    Exchange Act of 1934


For the quarterly period ended July 1, 2001 or

         Transition report pursuant to section 13 or 15(d) of the Securities
_____    Exchange Act of 1934


For the transition period from _______________________ to ______________________

                        Commission file number 33-14051
                                               --------

                                Prandium, Inc.
                                --------------
            (Exact name of registrant as specified in its charter)


     Delaware                               33-0197361
     -------------------------------        -----------------------------------
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

                          Yes   X         No
                             -------        _______


As of August 10, 2001, the registrant had issued and outstanding 180,380,513 shares of common stock, $.01 par value per share.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1. Financial Statements
-------

                                PRANDIUM, INC.
                                --------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                               ($ in thousands)
                               ----------------

                                                                                        July 1,         December 31,
                                                                                         2001               2000
                                                                                     -----------        ------------
                                                                                     (Unaudited)
ASSETS
------

Current assets:
    Cash and cash equivalents                                                        $    32,128        $     53,505
    Restricted cash                                                                       14,598               2,500
    Receivables                                                                            2,207               2,075
    Inventories                                                                            2,163               2,386
    Other current assets                                                                   2,963               2,574
                                                                                     -----------        ------------
      Total current assets                                                                54,059              63,040

Property and equipment, net                                                              119,650             124,922
Costs in excess of net assets of business acquired, net                                   16,592              16,814
Other assets                                                                              11,813              15,736
                                                                                     -----------        ------------
                                                                                     $   202,114        $    202,512
                                                                                     ===========        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
    Current portion of long-term debt, including capitalized lease obligations       $   235,065        $      2,060
    Accounts payable                                                                       6,940               8,150
    Current portion of self-insurance reserves                                             3,199               2,812
    Other accrued liabilities                                                             69,573              58,760
    Income taxes payable                                                                   3,340               3,523
                                                                                     -----------        ------------
      Total current liabilities                                                          318,117              75,305

Self-insurance reserves                                                                    4,911               5,298
Other long-term liabilities                                                                2,863               3,590
Long-term debt, including capitalized lease obligations, less current portion              1,640             235,696

Commitments and contingencies

Stockholders' deficit:
    Common stock - authorized 300,000,000 shares, par value $.01 per share,
     180,380,513 shares issued and outstanding on July 1, 2001 and on
     December 31, 2000                                                                     1,804               1,804
    Additional paid-in capital                                                           222,353             222,353
    Accumulated deficit                                                                 (349,574)           (323,534)
                                                                                     -----------        ------------
      Total stockholders' deficit                                                       (125,417)            (99,377)
                                                                                     -----------        ------------
                                                                                     $   202,114        $    220,512
                                                                                     ===========        ============

     See accompanying notes to condensed consolidated financial statements

                                 PRANDIUM, INC
                                 -------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                  ($ in thousands, except per share amounts)
                  ------------------------------------------
                                  (Unaudited)

                                                                                   For the Quarters Ended
                                                                          ----------------------------------------
                                                                                July 1,               June 25,
                                                                                  2001                  2000
                                                                           ----------------      -----------------
 Sales                                                                     $         74,528      $         137,855
                                                                           ----------------      -----------------

 Product costs                                                                       19,846                 36,274
 Payroll and related costs                                                           26,509                 48,832
 Occupancy and other operating expenses                                              22,402                 35,637
 Depreciation and amortization                                                        3,900                  6,950
 General and administrative expenses                                                  5,842                  7,693
 Opening costs                                                                           57                     15
 Loss on disposition of properties, net                                                 369                    566
 Restructuring costs                                                                  2,057                      -
                                                                           ----------------      -----------------

      Total costs and expenses                                                       80,982                135,967
                                                                           ----------------      -----------------

 Operating income (loss)                                                             (6,454)                 1,888

 Interest expense, net                                                                7,066                  8,583
                                                                           ----------------      -----------------

 Loss before income tax provision                                                   (13,520)                (6,695)

 Income tax provision                                                                   107                    127
                                                                           ----------------      -----------------

 Net loss                                                                  $        (13,627)      $         (6,822)
                                                                           ================       ================

 Net loss per share - basic and diluted                                    $          (0.08)      $          (0.04)
                                                                           ================       ================

 Weighted average shares outstanding - basic and diluted                        180,380,513            180,380,513
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


                                                                                   For the Six Months Ended
                                                                               --------------------------------
                                                                                July 1,               June 25,
                                                                                  2001                  2000
                                                                               --------------- ----------------
 Sales                                                                         $    150,510    $      270,969
                                                                               --------------- ----------------

 Product costs                                                                       40,307            70,354
 Payroll and related costs                                                           54,116            96,016
 Occupancy and other operating expenses                                              44,790            70,696
 Depreciation and amortization                                                        8,077            14,050
 General and administrative expenses                                                 11,715            15,476
 Opening costs                                                                          107                86
 Loss on disposition of properties, net                                                 771               454
 Provision for divestitures                                                             189                 -
 Restructuring costs                                                                  2,553                 -
                                                                               --------------- ----------------

      Total costs and expenses                                                      162,625           267,132
                                                                               --------------- ----------------

 Operating income (loss)                                                            (12,115)            3,837

  Interest expense, net                                                              13,712            17,149
                                                                               --------------- ----------------

 Loss before income tax provision                                                   (25,827)          (13,312)

 Income tax provision                                                                   213               254
                                                                               --------------- ----------------

 Net loss                                                                      $    (26,040)   $      (13,566)
                                                                               =============== ================

 Net loss per share - basic and diluted                                        $      (0.14)   $        (0.08)
                                                                               =============== ================

 Weighted average shares outstanding - basic and diluted                        180,380,513       180,380,513
                                                                               =============== ================

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                               ($ in thousands)
                                  (Unaudited)

                                                                                              For the Six Months Ended
                                                                                         --------------------------------
                                                                                            July 1,             June 25,
                                                                                              2001                2000
                                                                                         ---------------- ---------------
Cash flows from operating activities:
      Cash received from customers, franchisees and licensees                            $    151,197     $     271,438
      Cash paid to suppliers and employees                                                   (154,701)         (253,968)
      Interest received (paid), net                                                               406           (16,746)
      Opening costs                                                                              (107)              (86)
      Restructuring costs                                                                      (1,223)                -
      Income taxes paid                                                                          (396)             (375)
                                                                                         ---------------- ---------------

          Net cash provided by (used in) operating activities                                  (4,824)              263
                                                                                         ---------------- ---------------

 Cash flows from investing activities:
      Proceeds from disposal of property and equipment                                            139             1,067
      Proceeds from payments on notes receivable                                                  348               350
      Capital expenditures                                                                     (2,994)           (5,146)
      Lease termination payments                                                                 (611)             (468)
      Other divestment expenditures                                                            (1,023)           (1,035)
      Cash required for the El Torito Sale                                                     (1,085)             (658)
      Increase in restricted cash, net                                                         (9,568)                -
      Other                                                                                    (1,125)              (55)
                                                                                         ---------------- ---------------

          Net cash used in investing activities                                               (15,919)           (5,945)
                                                                                         ================ ===============

 Cash flows from financing activities:
      Proceeds from working capital borrowings, net                                                 -             4,050
      Proceeds from equipment financing                                                             -             2,672
      Reductions of long-term debt, including capitalized lease obligations                      (634)           (2,078)
                                                                                         ---------------- ---------------

          Net cash provided by (used in) financing activities                                    (634)            4,644
                                                                                         ---------------- ---------------

 Net decrease in cash and cash equivalents                                                    (21,377)           (1,038)
 Cash and cash equivalents at beginning of period                                              53,505             3,600
                                                                                         ---------------- ---------------

 Cash and cash equivalents at end of period                                              $     32,128     $       2,562
                                                                                         ================ ===============

 Reconciliation of net loss to net cash used in operating activities:

 Net loss                                                                                $    (26,040)    $     (13,566)

 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                         8,077            14,050
          Amortization of debt issuance costs and deferred gain                                   183               379
          Loss on disposition of properties                                                       771               454
          Provision for divestitures                                                              189                 -
          (Increase) decrease in receivables, inventories and other current assets               (202)            1,365
          Increase (decrease) in accounts payable, self-insurance reserves,
            other accrued liabilities and income taxes payable                                 12,198            (2,419)
                                                                                         ---------------- ---------------

 Net cash provided by (used in) operating activities                                     $     (4,824)    $         263
                                                                                         ================ ===============

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)

     1.   Company.  Prandium, Inc. (together with its subsidiaries, the
          -------
"Company"), was incorporated in Delaware in 1986. The Company is primarily engaged in the operation of restaurants in the full-service and fast-casual segments, through its subsidiaries. At July 1, 2001, the Company operated 194 restaurants in 21 states, approximately 65% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 13 restaurants outside the United States.

     2.   Financial Statements.  The Condensed Consolidated Financial Statements
          --------------------
in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Fiscal Year Ended December 31, 2000 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter and six months ended July 1, 2001 and June 25, 2000 are not necessarily indicative of those for the full year.

     3.   Going Concern Matters and Recapitalization Plan.  The Company's
          -----------------------------------------------
consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in its Consolidated Financial Statements included in the Form 10-K, the Company incurred losses of $41,772,000, $36,491,000 and $63,133,000 for the fiscal years ended December 31, 2000, December 26, 1999 and December 27, 1998, respectively. As further shown in the Condensed Consolidated Financial Statements in this Form 10-Q, the Company incurred an additional loss of $26,040,000 for the six months ended July 1, 2001 and had a stockholders' deficit of $125,417,000 on July 1, 2001.

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

     During the second half of fiscal 2000, the Company began considering other alternatives to address its debt service requirements. As a result of discussions and deliberation among the Company and its legal and financial advisors, the Company's subsidiary FRI-MRD Corporation

("FRI-MRD") elected not to pay the semi-annual interest payments due January 31, 2001 and July 31, 2001 on its outstanding long-term debt (the "FRI-MRD Notes"). The Company also elected not to pay the semi-annual interest payments due February 1, 2001 and August 1, 2001 on its outstanding long-term debt (the "Prandium Notes"). Under the terms of the note agreements governing the FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became or, with respect to the payments due August 1, 2001, will become, "Events of Default" and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. In addition, the vesting of the right (whether or not exercised) of the noteholders to accelerate the debt caused an "Event of Default" to occur under the Foothill Credit Facility, and Foothill Capital Corporation ("Foothill") became entitled to certain additional rights. As a result of these "Events of Default," the Company has classified all debt outstanding under the FRI-MRD Notes and the Prandium Notes (approximately $233.4 million at July 1, 2001) as current in the condensed consolidated balance sheet. The Company is currently negotiating with its creditors to reach agreement on an acceptable capital restructuring of the Company and its subsidiaries. There can be no assurances, however, that the Company will be able to successfully negotiate with its creditors. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

     The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain modifications in its financial and capital structure and ultimately to attain profitable operations. Management is continuing its efforts to restructure its existing debt so that the Company can meet its obligations and sustain operations. There can be no assurances, however, that the Company will be able to successfully negotiate with its creditors.

     4.   Strategic Divestment Programs.  In the fourth quarter of 1999, three
          -----------------------------
non-strategic Koo Koo Roo restaurants were designated for divestment (the "KKR Strategic Divestment Program"). In conjunction with the KKR Strategic Divestment Program, the Company recorded a provision for divestitures of $904,000. This provision consisted of costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. During 2000, two of the restaurants were subleased and the third restaurant's lease was terminated. In the fourth quarter of 2000, ten additional non-strategic Koo Koo Roo restaurants were designated for divestment. In conjunction with the KKR Strategic Divestment program, the Company recorded a provision for divestitures of $4,510,000 in 2000. This provision consisted of (i) $2,765,000 for the write-down to net realizable value of the property and equipment associated with such restaurants and (ii) $1,745,000 for costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. In the first quarter of 2001, the Company recorded a provision for severance costs of $189,000 associated with certain restaurant managers in connection with the restaurants to be divested. During the six months ended July 1, 2001, these restaurants (including six restaurants divested or closed in 2001) had sales of $2,857,000 and restaurant level operating losses of $554,000. For the six months ended July 1, 2001, the Company paid (i) $46,000 for severance costs associated with certain restaurant managers who were terminated in connection with the restaurants divested and (ii) $655,000 for net costs associated with lease terminations, brokerage fees and other divestment costs.

For the six months ended June 25, 2000, the Company paid $18,000 for such costs. The KKR Strategic Divestment Program is scheduled to be completed by the end of fiscal 2001, and the designated restaurants' operating results will be included in the Company's consolidated statement of operations until the divestments are completed.

     In the fourth quarter of 1998, 48 non-strategic Chi-Chi's restaurants were designated for divestment (the "CC Strategic Divestment Program"). In conjunction with the CC Strategic Divestment Program, the Company recorded a provision for divestitures of $22,884,000, including divestment reserves of $12,256,000. During the fourth quarter of 1999, the Company determined that it would not be able to satisfactorily negotiate lease terminations or subleases for 20 operating restaurants of the 48 Chi-Chi's restaurants designated for divestment. As a result, these 20 restaurants were removed from the CC Strategic Divestment Program, and $1,048,000 previously recorded in conjunction with the provision for divestitures was reversed during the fourth quarter of 1999. After this reversal, the eight restaurants remaining in the CC Strategic Divestment Program were divested during 2000. For the six months ended July 1, 2001 and June 25, 2000, the Company paid (i) $29,000 and $189,000, respectively, for severance costs associated with certain restaurant and regional managers who were terminated in connection with the restaurants divested and (ii) $897,000 and $1,033,000, respectively, for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs.

     Three other non-strategic restaurants were identified for divestment during 2000. The Company recorded a provision for divestitures with respect to such restaurants of $1,805,000 in 2000. This provision consisted of (i) $1,730,000 for the write-down to fair value of the property and equipment associated with such restaurants and (ii) $75,000 for costs associated with broker commissions and other divestment costs. During the quarter ended April 1, 2001, these restaurants were divested and had sales of $99,000 and restaurant level operating losses of $99,000. For the six months ended July 1, 2001, the Company
(i) paid $2,000 for severance costs associated with certain restaurant managers who were terminated in connection with these divested restaurants and (ii) received $7,000 in net divestment proceeds.

     In the second quarter of 2001, the Company announced an organizational restructuring that would eliminate approximately 40 positions in the Company's support center prior to the end of the third quarter of 2001. The Company recorded a provision of $1,607,000 for severance and outplacement services in restructuring costs. For the quarter ended July 1, 2001, 10 employees were terminated and a total of $277,000 was paid for severance and outplacement services.

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

                                                    For the Quarters Ended          For the Six Months Ended
                                                  --------------------------      ----------------------------
                                                   July 1,          June 25,        July 1,          June 25,
                                                    2001              2000           2001              2000
                                                  --------------------------      ----------------------------
                                                                          (Unaudited)
                                                                        ($ in thousands)
 Sales
     El Torito Division                          $        -      $   58,059        $         -     $   111,500
     Chi-Chi's Division                              52,602          55,916            106,059         111,855
     Koo Koo Roo Division                            20,642          22,117             41,868          44,117
     Corporate                                        1,284           1,763              2,583           3,497
                                                   ---------      ----------        -----------     -----------
        Total Sales                              $   74,528      $  137,855        $   150,510     $   270,969
                                                   =========      ==========        ===========    ============

 Depreciation and Amortization
     El Torito Division                          $        -      $    2,576        $         -     $     5,291
     Chi-Chi's Division                               2,638           2,665              5,412           5,370
     Koo Koo Roo Division                               949           1,326              2,003           2,660
     Corporate                                          313             383                662             729
                                                   ---------      ----------        -----------     -----------
        Total Depreciation and Amortization      $    3,900      $    6,950        $     8,077     $    14,050
                                                   =========      ==========        ===========     ===========

 Operating Income (Loss)
     El Torito Division                          $        -           4,920        $         -     $     7,690
     Chi-Chi's Division                              (2,280)         (2,427)            (4,817)         (2,848)
     Koo Koo Roo Division                              (730)           (181)            (1,763)           (500)
     Corporate                                       (3,444)           (424)            (5,535)           (505)
                                                   ---------      ----------        -----------     -----------
        Total Operating Income (Loss)            $   (6,454)     $    1,888        $   (12,115)    $     3,837
                                                   =========      ==========        ===========     ===========

 Interest Expense, net
     El Torito Division                          $        -      $      613        $         -     $     1,220
     Chi-Chi's Division                                 100             426                206             830
     Koo Koo Roo Division                                47              39                 89              77
     Corporate                                        6,919           7,505             13,417          15,022
                                                   ---------      ----------        -----------     -----------
        Total Interest Expense, net              $    7,066      $    8,583        $    13,712     $    17,149
                                                   =========      ==========        ===========     ===========

 Capital Expenditures
     El Torito Division                          $        -      $      713        $         -     $     1,031
     Chi-Chi's Division                                 624           1,457              1,202           2,154
     Koo Koo Roo Division                               621           1,007              1,588           1,188
     Corporate                                           36             547                204             773
                                                   ---------      ----------        -----------     -----------
        Total Capital Expenditures               $    1,281      $    3,724        $     2,994     $     5,146
                                                   =========      ==========        ===========     ===========

                                                                                       July 1,     December 31,
                                                                                        2001           2000
                                                                                    ------------   -----------
                                                                                     (Unaudited)
                                                                                           ($ in thousands)

 Total Assets
     Chi-Chi's Division                                                            $    99,612     $   104,387
     Koo Koo Roo Division                                                               45,447          46,202
     Corporate                                                                          57,055          69,923
                                                                                    ------------   -----------
        Total Assets                                                               $   202,114     $   220,512
                                                                                    ============   ===========

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

     As used herein, "comparable restaurants" means restaurants operated by the Company for at least eighteen months and that continued in operation through the end of the second quarter of 2001.

Liquidity and Capital Resources
-------------------------------

     A. Liquidity

     The Company reported net cash used in operating activities of $4.8 million for the six months ended July 1, 2001 and net cash provided by operating activities of $0.3 million for the six months ended June 25, 2000. Cash needs are being funded by available cash balances which resulted from the El Torito Sale. The Company's viability is dependent upon its ability to restructure its capital structure. The Company is currently negotiating with its creditors to reach agreement on an acceptable capital restructuring of the Company and its subsidiaries. The Company cannot provide any assurance that an agreement can be reached or on the terms of an agreement or its effects on the Company's operations and interests. If the Company cannot reach agreement with Foothill, the holders of the FRI-MRD Notes and the holders of the Prandium Notes, the Company will need to consider other alternatives, including but not limited to, a federal bankruptcy filing. Even if the Company does reach an agreement with its creditors, the filing of a Chapter 11 case may become necessary to implement the terms of such an agreement. Assuming the Company is able to work out an acceptable capital structure, its continuing viability will be dependent upon its ability to generate sufficient operating cash flow or cash flow from other sources to meet its obligations on a timely basis and to comply with the terms of any new financing agreements or to be able to renegotiate such obligations and terms.

     Statement of Cash Flows. For the six months ended July 1, 2001, net cash used in operating activities was $4.8 million compared to net cash provided by operating activities of $0.3 million for the same period in 2000. This change was primarily due to the $21.0 million decline in cash received from customers, franchisees and licensees net of cash paid to suppliers and employers and $1.2 million in restructuring costs, partially offset by a $17.2 million reduction in interest paid. For the first six months of 2001, net cash used in investing activities was $15.9 million compared to $5.9 million used in investing activities for the same period in 2000. This change was primarily due to an increase in restricted cash, net of $9.6 million. For the first six months of 2001, net cash used in financing activities was $0.6 million compared to $4.6 million provided by financing activities for the same period in 2000. During the first six months of 2000, $4.1 million in proceeds from working capital borrowings and $2.7 million in proceeds from equipment financing were received.

     EBITDA. For the first six months of 2001, the Company reported EBITDA (defined as earnings (loss) before opening costs, loss (gain) on disposition of properties, provision for divestitures, restructuring costs, interest, taxes, and depreciation and amortization) of negative $418,000, compared to positive $18.4 million in the same period of 2000. The $18.8 million decrease was composed of (i) a $13.2 million decrease as the result of the sale of the El Torito Division on June 28, 2000; (ii) a $2.1 million decrease in the Chi-Chi's Division; (iii) a $1.3 million decrease in the Koo Koo Roo Division; and (iv) $2.2 million of general and administrative expenses that were previously allocated to the El Torito Division which have not been eliminated. As a result of the sale of the El Torito Division, the Company will be operating at lower EBITDA levels for the foreseeable future.

     During the second quarter of 2001, the Company announced plans for the sale of its Hamburger Hamlet chain of restaurants. There are currently 14 Hamburger Hamlet restaurants operating in Southern California and the Washington, D.C. area. During the six months ended July 1, 2001, these restaurants had sales of $16,588,000 and restaurant level cash flow of $2,600,000.

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

     The Company had a working capital deficiency of $264.1 million on July 1, 2001. This amount includes the classification of approximately $233.4 million in debt outstanding under the FRI-MRD Notes and Prandium Notes as current.

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

     . contains covenants which restrict, among other things, the Company's ability to incur debt, pay dividends on or redeem capital stock, make certain types of investments, make dispositions of assets and engage in mergers and consolidations; and

     . expires on January 10, 2002; however, if by October 2, 2001 the Company's senior and subordinated debt maturities for those issues that currently mature in 2002 are not extended by at least one year, then (i) any revolving borrowings must be repaid and (ii) letters of credit must be cash collateralized on October 2, 2001.

     The Company was not in compliance with certain financial ratios at July 1,
2001, April 1, 2001 and December 31, 2000.   In addition, the vesting of the
FRI-MRD noteholders' right to accelerate the debt caused an Event of Default to occur under the provisions of the Foothill Credit Facility. The Company has notified Foothill of all such Events of Default. Letters of credit are issued under the Foothill Credit Facility in large part to provide security for future amounts payable under the Company's workers' compensation insurance program ([$11.3] million of letters of credit were outstanding as of August 10, 2001, all of which were cash collateralized as described below). No working capital borrowings were outstanding as of August 10, 2001.

     After completion of the El Torito Sale, the Company continues to be highly leveraged and has significant annual debt service requirements. During the second half of fiscal 2000, the Company began considering various alternatives to address its debt service requirements. As a result of discussions and deliberations among the Company and its legal and financial advisors, the Company's subsidiary FRI-MRD elected not to pay the semi-annual interest payments due January 31, 2001 and July 31, 2001 on the FRI-MRD Notes. The Company also elected not to pay the semi-annual interest payments due February 1, 2001 and August 1, 2001 on the Prandium Notes. Under the terms of the note agreements governing the FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became or, with respect to the payments due August 1, 2001, will become, "Events of Default" and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. In addition, the vesting of the right (whether or not exercised) of the noteholders to accelerate the debt caused an "Event of Default" to occur under the Foothill Credit Facility and Foothill became entitled to certain additional rights.

     Foothill, FRI-MRD and Chi-Chi's entered into a letter agreement as of March 29, 2001 whereby FRI-MRD and Chi-Chi's acknowledged certain specified events of default and acknowledged that as a result of such events of default, Foothill has no further obligation to make advances under the Foothill Credit Facility, and Foothill agreed that, subject to certain conditions, it would forbear from exercising its remedies relative to the events of default specified in the letter agreement until May 15, 2001. On May 15, 2001, Foothill, FRI-MRD and Chi-Chi's entered into a subsequent letter agreement, whereby FRI-MRD and Chi-Chi's acknowledged certain specified events of default and acknowledged that as a result of such events of default, Foothill has no further obligation to make advances under the Foothill Credit Facility. In addition, pursuant to such letter agreement, Foothill agreed that, subject to certain conditions, it would forbear from exercising its remedies relative to the events of default specified in the letter agreement until the earliest to occur of: (i) June 15, 2001 (or such later date as Foothill may designate in writing in its sole discretion); and (ii) the occurrence of any Event of Default under the Foothill Credit Facility (other than those defaults set forth in the letter agreement). As a condition to receiving Foothill's forbearance, on May 15, 2001, FRI-MRD paid a forbearance fee in the amount of $100,000 and transferred $4,000,000 in cash to be held as cash collateral and as additional security for the outstanding letters of credit. On June 18, 2001, Foothill, FRI-MRD and Chi-Chi's entered into a subsequent letter agreement effective as of June 15, 2001, whereby FRI-MRD and Chi-Chi's acknowledged that certain specified events of default had occurred and acknowledged that as a result of such events of default, Foothill has no further obligation to make advances or otherwise extend credit under the Foothill Credit Facility. FRI-MRD and Chi-Chi's also agreed to cash collateralize all letters of credit outstanding under the Foothill Credit Facility in an amount equal to 105% of face value. Foothill agreed that, subject to certain conditions, it would forbear from exercising its remedies relative to the events of default specified in the letter agreement until the earliest to occur of: (i) September 15, 2001 (or such later date as Foothill may designate in writing in its sole discretion); and
(ii) the occurrence of any Event of Default under the Foothill Credit Facility (other than those defaults set forth in, and certain future defaults contemplated by, the letter agreement). As a condition to receiving Foothill's forbearance, FRI-MRD transferred approximately $8,068,000 in cash to be held as cash collateral and as additional security for the outstanding letters of credit bringing the total amount held by Foothill for such purpose to approximately $12,068,000. This amount is included in restricted cash on the Company's July 1, 2001 condensed consolidated balance sheet. Foothill further agreed to release its liens on the real property of the Company and its subsidiaries pledged as collateral under the Foothill Credit Facility. Foothill has also agreed to waive any termination payment required under the Foothill Credit Facility in the event of an acceptable refinancing thereof.

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

      B. Capital Expenditures

     Net cash used in investing activities was $15.9 million for the first six months of 2001, including $3.0 million used for capital expenditures, as compared to net cash used in investing activities of $5.9 million for the same period in 2000. The change in net cash used in investing activities for the first six months of 2001 was primarily due to an increase in restricted cash, net of $9.6 million.

     Capital expenditures of up to approximately $8.4 million have been identified for fiscal 2001. In fiscal 2001, the Company opened one new Koo Koo Roo restaurant and anticipates expanding a new Koo Koo Roo menu test to up to four restaurants. Actual capital expenditures for 2001 will be dependent on the availability of required funds. During the first six months of 2001, total capital expenditures were $3.0 million, which were used to construct a new Koo Koo Roo in Woodland Hills, California and to repair and replace equipment in the normal course of business.

Recent Accounting Pronouncements
--------------------------------

     In July 2001, the FASB issued Statement No.141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria for intangible assets acquired in a purchase method business combination to meet in order to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     The Company is required to adopt the provisions of Statement 141 immediately and the provisions of Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $16,369,000 which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $2,416,000 for the year ended December 31, 2000 and $111,000 and $222,000, respectively, for the quarter and six months ended July 1, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Results of Operations.
---------------------

     The Company's total sales of $74,528,000 for the second quarter of 2001 decreased by $63,327,000 or 45.9% as compared to the same period in 2000. For the first six months of 2001, total Company sales of $150,510,000 decreased by $120,459,000 or 44.5% as compared to the same period in 2000. These decreases were the result of (i) the sale of the El Torito Division on June 28, 2000; (ii) sales decreases for restaurants sold or closed, other than those included in the sale of the El Torito Division; and (iii) declines in comparable restaurant sales for Chi-Chi's, Koo Koo Roo and Hamburger Hamlet for the second quarter of 2001 and declines in comparable restaurant sales for Chi-Chi's and Koo Koo Roo, partially offset by an increase in comparable restaurant sales for Hamburger Hamlet, for the first six months of 2001, with all such decreases partially offset by sales from new Koo Koo Roo restaurants. The breakdown of the sales decreases for the second quarter and first six months of 2001 is shown in the following table:

                                                                                   Change in
                                                                   Change in       First Six
                                                                Second Quarter       Months
                                                                  2001 Sales       2001 Sales
                                                                  ----------       ----------
                                                                       ($ in thousands)
Decrease in Sales From the Sale of the El Torito Division          $(58,059)       $(111,500)
Decrease in Sales from Restaurants Sold or Closed Other Than
  Those Included in the Sale of the El Torito Division               (2,884)          (6,085)
Net Decrease in Sales of Comparable Restaurants                      (3,109)          (4,116)
Sales from New Restaurants                                              725            1,242
                                                                   --------        ---------
     Total                                                         $(63,327)       $(120,459)
                                                                   ========        =========

     Overall, sales for comparable restaurants were $71,903,000 for the second quarter of 2001, a $3,109,000 or 4.1% decline from the same period in 2000.
For the first six months of 2001, sales of comparable restaurants of $145,268,000 decreased by $4,116,000 or 2.8% as compared to the same period in 2000. As shown in the following table, these declines resulted from decreased sales in comparable Chi-Chi's, Koo Koo Roo and Hamburger Hamlet restaurants for the second quarter of 2001 and from decreased sales in comparable Chi-Chi's and comparable Koo Koo Roo restaurants, partially offset by increased sales in comparable Hamburger Hamlet restaurants, for the first six months of 2001.

                                                           Change in First Six
                                      Change in Second     -------------------
                                     Quarter 2001 Sales     Months 2001 Sales
                                     ------------------     -----------------
                                     Amount     Percent     Amount     Percent
                                     ------     -------     ------     -------
                                                 ($ in thousands)
     Comparable Chi-Chi's           $(1,884)     (3.5)%    $(2,266)     (2.1)%
     Comparable Koo Koo Roo          (1,124)     (9.2)      (1,897)     (7.7)
     Comparable Hamburger Hamlet       (101)     (1.2)          47       0.3
                                    -------                -------
                Total               $(3,109)     (4.1)%    $(4,116)     (2.8)%
                                    =======     =====      =======     =====

     Sales for comparable Chi-Chi's restaurants declined 3.5% in the second quarter of 2001 compared to the same period in 2000. The major promotion during the second quarter was Fantastic Fajitas starting at $9.99. This promotion ran from April 23 through June 10 and was supported by broadcast media for six weeks toward the beginning of the campaign, as well as in-store merchandising. The average food check increased during this promotion by 91c. A free-standing newspaper insert with coupons valid from June 17 through July 31 focused on the lunch meal occasion and carry-out. Cinco de Mayo celebrations resulted in average per restaurant sales gains of approximately 11% for the day.

     During the second quarter of 2001, sales of comparable Koo Koo Roo restaurants were 9.2% lower than the same period in 2000. Koo Koo Roo continues to test and refine new menu items that may have an appeal to a broader audience. Second quarter 2001 comparable sales for Hamburger Hamlet were 1.2% lower than the second quarter of 2000. However, for the first six months of 2001, Hamburger Hamlet comparable sales were 0.3% higher than 2000. Second quarter menu introductions were (i) the Spring Hamlet At Night menu featuring Thai Chicken, Blackened Mahi Mahi served with rice pilaf and the Sizzlin' Fajita Combo Platter that included grilled shrimp, steak and chicken fajitas; (ii) one new appetizer, Asian Pacific Lettuce Wraps; and (iii) one new dessert, the Caramel Banana Sundae in a margarita glass. All introductions were supported by print advertising and in-store merchandising.

     In the following discussion of the Company's operating results, one of the major components of the variance of 2001 versus 2000 was the El Torito Sale. Reported results for 2001 included no operations for El Torito, while results for 2000 included a full second quarter and six months of operations for El Torito. Therefore, when the discussion references the impact of the El Torito Sale, the impact to which it refers is this absence of the El Torito restaurant division's operating results in 2001.

     Product costs of $19,846,000 for the second quarter of 2001 decreased $16,428,000 or 45.3% compared to the same period in 2000. For the first six months of 2001, product costs of $40,307,000 decreased by $30,047,000 or 42.7% as compared to the same period in 2000. Product costs as a percentage of sales for the second quarter of 2001 increased 0.3% points from 26.3% in 2000 to 26.6% in 2001. For the first six months of 2001, product costs as a percentage of sales increased 0.8% points from 26.0% in 2000 to 26.8% in 2001. The sale of the El Torito Division accounted for $14,574,000 (88.7%) and $27,427,000 (91.3%)
of the decreases, respectively. The remainder of the product costs decreases were related to the sales declines from comparable and closed restaurants and favorable cheese prices, particularly in the first quarter of 2001. If the results of the El Torito Division were excluded from 2000, product costs as a percentage of sales decreased 0.6% points, from 27.2% to 26.6% for the second quarter of 2001 and 0.1% point, from 26.9% to 26.8% for the first six months of 2001.

     Payroll and related costs of $26,509,000 decreased $22,323,000 or 45.7% for the second quarter of 2001 as compared to the second quarter of 2000. For the first six months of 2001, payroll and related costs of $54,116,000 decreased $41,900,000 or 43.6% as compared to the same period in 2000. As a percentage of sales, payroll and related costs were 35.6% in the second quarter of 2001, 0.2% points higher than the same period in 2000. For the first six months of 2001, payroll and related costs were 36.0% of sales, 0.6% points higher than the same period in 2000. The sale of the El Torito Division accounted for $20,059,000 (89.9%) and $38,790,000 (92.6%) of the total variances, respectively, and 0.1% point of both the second quarter and first six months variances related to payroll and related costs as a percentage of sales. The remainder of the payroll and related costs decreases were related to the sales declines from comparable and closed restaurants. The primary component of the remaining increases as a percentage of sales was increased claims expense in employee health insurance.

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

     Occupancy and other operating expenses were $22,402,000 for the second quarter of 2001, $13,235,000 or 37.1% lower than the same period in 2000. For the first six months of 2001, occupancy and other operating expenses of $44,790,000 decreased by $25,906,000 or 36.6% as compared to the same period in 2000. As a percentage of sales, occupancy and other operating expenses were 30.1% in the second quarter of 2001, 4.2% points higher than the same period in 2000. For the first six months of 2001, occupancy and other operating expenses were 29.8% as a percentage of sales, 3.7% points higher than the same period in 2000. The sale of the El Torito Division contributed $13,040,000 (98.5%) and $26,492,000 (102.3%) of the respective variances and 2.4% points and 1.6% points of the respective percentage of sales variances. The remainder of the variances were primarily related to (i) utilities expense, particularly natural gas for Chi-Chi's; (ii) the expense associated with two system-wide menu distributions and added plateware in Chi-Chi's; and (iii) added advertising expense in both Chi-Chi's and Koo Koo Roo. In order to offset the impact of the increasing cost of utilities, Chi-Chi's charged a temporary energy surcharge of 25c per entree from July 2, 2001 to July 28, 2001 and Koo Koo Roo instituted a menu price increase on July 3, 2001.

     Depreciation and amortization of $3,900,000 for the second quarter of 2001 decreased by $3,050,000 or 43.9% as compared to the same period in 2000. For the first six months of 2001, depreciation and amortization of $8,077,000 decreased by $5,973,000 or 42.5% as compared to the same period in 2000. These decreases were primarily due to the El Torito Sale which accounts for $2,576,000 (84.5%) and $5,291,000 (88.6%) of the decreases, respectively.

     General and administrative expenses for the second quarter of 2001 were $5,842,000, $1,851,000 or 24.1% lower than the same period in 2000. For the first six months of 2001, general and administrative expenses were $11,715,000, $3,761,000 or 24.3% lower than the first six months of 2000. As a percentage of sales, general and administrative expenses were 7.8% in both the second quarter and the first six months of 2001, 2.2% and 2.1% points higher than the same periods in 2000, respectively. The sale of the El Torito Division accounted for $2,738,000 or 147.9% of the second quarter variance and $5,553,000 or 147.6% of the first six months variance, offset by approximately

$1.0 million in the second quarter of 2001 and $2.2 million in the first six months of 2001 of certain general and administrative expenses which were previously allocated to the El Torito Division and have not been eliminated. This is in spite of the elimination of over 100 positions in the Company's support center since the end of 1999. Approximately 40 additional positions will be phased out by the end of the third quarter of 2001 in connection with the Company's recently announced organizational restructuring.

     Opening costs of $57,000 in the second quarter of 2001 increased $42,000 or 280.0% from 2000 and opening costs of $107,000 in the first six months of 2001 increased $21,000 or 24.4% from 2000 as the Company opened one new Koo Koo Roo restaurant in Woodland Hills, California and began a test of a new, expanded menu in certain restaurants. Opening costs are incurred in connection with the opening or remodeling of a restaurant and are principally related to stocking the restaurant and training its staff.

     The Company reported a loss on disposition of properties of $369,000 in the second quarter of 2001 as compared to a loss of $566,000 for the second quarter in 2000. For the first six months of 2001, the Company reported a loss on disposition of properties of $771,000 as compared to a loss on disposition of properties of $454,000 for the same period in 2000. In addition, the Company recorded a $189,000 provision for divestitures in the first quarter of 2001 which represents severance costs for the KKR Strategic Divestment Program.

     The Company reported restructuring costs of $2,057,000 in the second quarter of 2001 and $2,553,000 in the first six months of 2001. These costs are primarily related to amounts paid to legal and financial advisors in connection with the Company's proposed debt restructuring and accrued severance and related costs due to the announced organizational restructuring designed to centralize certain divisional functions, reduce corporate support center costs and gain efficiencies for the Company going forward.

     Interest expense, net for the second quarter of 2001 of $7,066,000 decreased by $1,517,000 or 17.7% as compared to the same period in 2000. For the first six months of 2001, interest expense, net of $13,712,000 decreased by $3,437,000 or 20.0% as compared to the same period in 2000. These decreases are primarily the result of no working capital borrowings required during the first six months of 2001 and increased interest income on invested cash balances.

Seasonality.
-----------

     The Company, as a whole, does not experience significant seasonal
fluctuations in sales.   However, the Company's sales tend to be slightly
greater during the spring and summer months.


Selected Division Operating Data.
--------------------------------

     The following table sets forth certain information regarding (i) the Company; (ii) its ongoing Chi-Chi's restaurant division, Koo Koo Roo restaurant division and other operating restaurants; and (iii) the El Torito restaurant division divested on June 28, 2000. At July 1, 2001, the Company's Chi-Chi's restaurant division operated 139 full-service restaurants, the Company's Koo Koo Roo restaurant division operated 52 fast-casual and full-service restaurants and the Company also operated three other restaurants for a total of 194.

                                                                                For the Quarters Ended
                                                                   ---------------------------------------------------
                                                                     July 1,          June 25,          June 27,
                                                                      2001              2000              1999
                                                                   ----------------------------------------------------
                                                                       ($ in thousands, except average check amount)
Chi-Chi's Restaurant Division
-----------------------------
Restaurants Open at End of Period:
      Owned/operated                                                       139                143                  154
      Franchised and Licensed                                               13                 13                   13
Sales                                                              $    52,602       $     55,916        $      58,927
Restaurant Level Cashflow (a)                                            3,734              3,882                6,278
Divisional EBITDA (b)                                                      528%               579%               2,415%
Percentage increase (decrease) in comparable restaurant sales             (3.5)               0.3                  1.3
Average check (excluding alcoholic beverage sales)                 $     10.90       $       9.62        $        9.41

Koo Koo Roo Restaurant Division (c)
-----------------------------------
Restaurants Open at End of Period:
      Owned/operated                                                        52                 57                   56
      Franchised and Licensed                                                -                  -                    3
Sales                                                              $    20,642       $     22,117        $      22,714
Restaurant Level Cashflow (a)                                            1,960              2,725                2,949
Divisional EBITDA (b)                                                      456              1,191                1,429
Percentage decrease in comparable restaurant sales                        (6.0)%             (3.8)%               N.A.
Average check (Koo Koo Roo restaurants only)                       $      9.62       $       9.26        $        9.06

Other Operating Restaurants
---------------------------
Restaurants Open at End of Period:
      Owned/operated                                                         3                  6                    5
      Franchised and Licensed                                                -                  -                    -
Sales                                                              $     1,284       $      1,763        $       1,466
Restaurant Level Cashflow (a)                                               77                119                   45
Divisional EBITDA (b)                                                     (997)                54                  (55)

Ongoing Operations
------------------
Restaurants Open at End of Period:
      Owned/operated                                                       194                206                  215
      Franchised and Licensed                                               13                 13                   16
Sales                                                              $    74,528       $     79,796        $      83,107
Restaurant Level Cashflow (a)                                            5,771              6,726                9,272
Divisional EBITDA (b)                                                      (13)             1,824                3,789

Divested Operations (d)
-----------------------
Restaurants Open at End of Period:
      Owned/operated                                                         -                 95                   93
      Franchised and Licensed                                                -                 11                    9
Sales                                                              $         -       $     58,059        $      57,208
Restaurant Level Cashflow (a)                                                -             10,386               10,231
Divisional EBITDA (b)                                                        -              7,648                7,569

Total Company
-------------
Restaurants Open at End of Period:
      Owned/operated                                                       194                301                  308
      Franchised and Licensed                                               13                 24                   25
Sales                                                              $    74,528       $    137,855        $     140,315
EBITDA (e)                                                                 (71)             9,419               11,270

                                                                                For the Six Months Ended
                                                                   ---------------------------------------------------
                                                                     July 1,          June 25,          June 27,
                                                                      2001              2000              1999
                                                                   ---------------------------------------------------
Chi-Chi's Restaurant Division
-----------------------------
Restaurants Open at End of Period:
      Owned/operated                                                       139                143                  154
      Franchised and Licensed                                               13                 13                   13
Sales                                                              $   106,059       $    111,855        $     117,705
Restaurant Level Cashflow (a)                                            7,215              9,571               10,899
Divisional EBITDA (b)                                                      857              2,965                3,419
Percentage increase (decrease) in comparable restaurant sales             (2.1)%              0.7%                 1.2%
Average check (excluding alcoholic beverage sales)                 $     10.85       $       9.70        $        9.14

Koo Koo  Roo Restaurant  Division (c)
-------------------------------------
Restaurants Open at End of Period:
      Owned/operated                                                        52                 57                   56
      Franchised and Licensed                                                -                  -                    3
Sales                                                              $    41,868       $     44,117        $      44,768
Restaurant Level Cashflow (a)                                            4,034              5,368                5,560
Divisional EBITDA (b)                                                      996              2,294                2,651
Percentage decrease in comparable restaurant sales                        (4.5)%             (2.8)%               N.A.
Average check (Koo Koo Roo restaurants only)                       $      9.69       $       9.23        $        8.90

Other Operating Restaurants
---------------------------
Restaurants Open at End of Period:
      Owned/operated                                                         3                  6                    5
      Franchised and Licensed                                                -                  -                    -
Sales                                                              $     2,583       $      3,497        $       2,671
Restaurant Level Cashflow (a)                                               48                173                  173
Divisional EBITDA (b)                                                   (2,189)                38                  (22)

Ongoing Operations
------------------
Restaurants Open at End of Period:
      Owned/operated                                                       194                206                  215
      Franchised and Licensed                                               13                 13                   16
Sales                                                              $   150,510       $    159,469        $     165,144
Restaurant Level Cashflow (a)                                           11,297             15,112               16,632
Divisional EBITDA (b)                                                     (336)             5,297                6,048

Divested Operations (d)
-----------------------
Restaurants Open at End of Period:
      Owned/operated                                                         -                 95                   93
      Franchised and Licensed                                                -                 11                    9
Sales                                                              $         -       $    111,500        $     109,429
Restaurant Level Cashflow (a)                                                -             18,791               18,325
Divisional EBITDA (b)                                                        -             13,238               12,152

Total Company
-------------
Restaurants Open at End of Period:
      Owned/operated                                                       194                301                  308
      Franchised and Licensed                                               13                 24                   25
Sales                                                              $   150,510       $    270,969        $     274,573
EBITDA (e)                                                                (418)            18,427               18,086

(a) Restaurant Level Cashflow with respect to any operating division represents Divisional EBITDA (as defined below) before general and administrative expenses and any net franchise profit or miscellaneous income (expense) reported by the respective division.
(b) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, interest, taxes, depreciation and amortization. Corporate general and administrative expenses that would have been allocated to the El Torito Division prior to the sale of that division are being charged to Other Operating Restaurants in 2001 so as not to distort the year-over-year comparisons of the Chi-Chi's and Koo Koo Roo Restaurant Divisions.
(c) Includes both Koo Koo Roo and Hamburger Hamlet restaurant operations which were acquired on October 30, 1998.
(d) Divested Operations represents the results of the El Torito Division until it was divested on June 28, 2000.
(e) EBITDA is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

Item 3.   Quantitive and Qualitative Disclosure about Market Risk
------

Interest Rate Risk
------------------

     The Company's primary exposure to financial market risks is the impact that interest rate changes could have on the Foothill Credit Facility, under which no working capital borrowings were outstanding as of August 10, 2001. Borrowings under the Foothill Credit Facility bear interest at the prime rate as announced by Wells Fargo Bank plus 1.875% for borrowings less than or equal to $10 million and at the prime rate plus 2.875% for borrowings greater than $10 million.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.   Legal Proceedings
------

     On January 26, 2001, a purported stockholder of the Company initiated a stockholder derivative suit against the Company and Mr. Relyea, in the Superior Court of the State of California for the County of Orange, seeking, among other things, compensatory damages, a constructive trust, punitive damages and attorneys' fees. The suit arises out of the sale by AIF II, L.P. on December 29, 2000, of 95,831,997 shares of the Company's common stock to Mr. Relyea for a cash purchase price of $15,000. Mr. Relyea is the Company's Chief Executive Officer, President and Chairman of the Board of Directors. The suit alleges that Mr. Relyea improperly usurped the stock purchase opportunity from the Company and also alleges constructive fraud. The Company and Mr. Relyea deny any wrongdoing or impropriety and intend to defend the suit vigorously on the grounds, among others, that the purchase of stock was not a corporate opportunity.

     On February 13, 2001, a similar stockholder derivative suit was filed in the Superior Court of the State of California for the County of Orange by another purported stockholder against the Company and Mr. Relyea. This suit arose out of the same set of facts as the suit filed on January 26, 2001 and sought similar damages and fees. On April 25, 2001, the court ruled that the two cases are related and would proceed before the same judge. However, on June 28, 2001, the court in the case filed on February 13, 2001 granted the plaintiff's request to dismiss his complaint without prejudice.

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

Item 2.   Changes in Securities and Use of Proceeds
------

     None.

Item 3.   Defaults Upon Senior Securities
------

     The Company has failed to pay the interest that came due February 1, 2001 and August 1, 2001 with respect to the Prandium Notes. Under the terms of the Prandium Notes, the grace period for the payment of interest due February 1, 2001 has expired, and the grace period for the payment of interest due August 1, 2001 will expire on August 31, 2001. The Company does not expect to pay this installment of interest within the grace period, so this non-payment of interest will mature into another Event of Default. In addition, the Company's subsidiary FRI-MRD Corporation has failed to pay the interest due January 31, 2001 and July 31, 2001 with respect to the FRI-MRD Notes. Under the terms of the FRI-MRD Notes, the grace periods for the payment of interest due January 31, 2001 and July 31, 2001 have expired. Under the terms of the note agreements governing the FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became or, upon the expiration of the applicable grace period, will become, "Events of Default" and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. The unpaid principal amount on the FRI-MRD Notes as of May 16, 2001 amounted to

$99,000,000 and the amount of interest due and not paid on the FRI-MRD Notes as of August 15, 2001 amounted to $15,219,000. The unpaid principal amount on the Prandium Notes as of August 15, 2001 amounted to $134,356,000 and the amount of interest due and not paid on the Prandium Notes as of August 15, 2001 amounted to $13,970,000. The Company's ability to cure these Events of Default will depend on a successful capital restructuring of the Company and its subsidiaries.

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

          10 (b) Letter Agreement as of May 15, 2001 by and among Foothill Capital Corporation, FRI-MRD Corporation and Chi-Chi's, Inc. (Filed as Exhibit 10 (b) to the Company's Form 10-Q filed with the SEC on May 16, 2001.)

          10 (c) Letter Agreement effective as of June 15, 2001 by and among Foothill Capital Corporation, FRI-MRD Corporation and Chi-Chi's, Inc. (Filed as Exhibit 99.1 to the Company's Form 8-K filed with the SEC on June 20, 2001.)

     (b)  Reports on Form 8-K.

          On June 20, 2001, the Company filed a report on Form 8-K announcing that certain of its subsidiaries had signed a letter agreement with Foothill Capital Corporation.

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

Date:  August 15, 2001