Form 10-Q/A
period 2001-07-01
PRANDIUM INC
filed 2001-08-15
CIK 813856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)


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

                               EXPLANATORY NOTE

This Amendment is necessary because the registrant's filing agent inadvertently submitted an initial 10-Q filing prior to completing all alterations to the document.

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
                                                                               =============== ================

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                               ($ in thousands)
                                  (Unaudited)

                                                                                              For the Six Months Ended
                                                                                         --------------------------------
                                                                                            July 1,             June 25,
                                                                                              2001                2000
                                                                                         ---------------- ---------------
Cash flows from operating activities:
      Cash received from customers, franchisees and licensees                            $    151,197     $     271,438
      Cash paid to suppliers and employees                                                   (154,701)         (253,968)
      Interest received (paid), net                                                               406           (16,746)
      Opening costs                                                                              (107)              (86)
      Restructuring costs                                                                      (1,223)                -
      Income taxes paid                                                                          (396)             (375)
                                                                                         ---------------- ---------------

          Net cash provided by (used in) operating activities                                  (4,824)              263
                                                                                         ---------------- ---------------

 Cash flows from investing activities:
      Proceeds from disposal of property and equipment                                            139             1,067
      Proceeds from payments on notes receivable                                                  348               350
      Capital expenditures                                                                     (2,994)           (5,146)
      Lease termination payments                                                                 (611)             (468)
      Other divestment expenditures                                                            (1,023)           (1,035)
      Cash required for the El Torito Sale                                                     (1,085)             (658)
      Increase in restricted cash, net                                                         (9,568)                -
      Other                                                                                    (1,125)              (55)
                                                                                         ---------------- ---------------

          Net cash used in investing activities                                               (15,919)           (5,945)
                                                                                         ---------------- ---------------

 Cash flows from financing activities:
      Proceeds from working capital borrowings, net                                                 -             4,050
      Proceeds from equipment financing                                                             -             2,672
      Reductions of long-term debt, including capitalized lease obligations                      (634)           (2,078)
                                                                                         ---------------- ---------------

          Net cash provided by (used in) financing activities                                    (634)            4,644
                                                                                         ---------------- ---------------

 Net decrease in cash and cash equivalents                                                    (21,377)           (1,038)
 Cash and cash equivalents at beginning of period                                              53,505             3,600
                                                                                         ---------------- ---------------

 Cash and cash equivalents at end of period                                              $     32,128     $       2,562
                                                                                         ================ ===============

 Reconciliation of net loss to net cash provided by (used in) operating activities:

 Net loss                                                                                $    (26,040)    $     (13,566)

 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                         8,077            14,050
          Amortization of debt issuance costs and deferred gain                                   183               379
          Loss on disposition of properties                                                       771               454
          Provision for divestitures                                                              189                 -
          (Increase) decrease in receivables, inventories and other current assets               (202)            1,365
          Increase (decrease) in accounts payable, self-insurance reserves,
            other accrued liabilities and income taxes payable                                 12,198            (2,419)
                                                                                         ---------------- ---------------

 Net cash provided by (used in) operating activities                                     $     (4,824)    $         263
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

     In the second quarter of 2001, the Company announced an organizational restructuring that would eliminate approximately 40 positions in the Company's support center prior to the end of the third quarter of 2001. The Company recorded a provision of $1,607,000 for severance and outplacement services and the amount is included in restructuring costs on the accompanying 2001 condensed consolidated statements of operations. For the quarter ended July 1, 2001, a total of $277,000 was paid for severance and outplacement services.

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

     Statement of Cash Flows. For the six months ended July 1, 2001, net cash used in operating activities was $4.8 million compared to net cash provided by operating activities of $0.3 million for the same period in 2000. This change was primarily due to a $21.0 million decline in cash received from customers, franchisees and licensees net of cash paid to suppliers and employers and $1.2 million in restructuring costs, partially offset by a $17.2 million reduction in interest paid. For the first six months of 2001, net cash used in investing activities was $15.9 million compared to $5.9 million used in investing activities for the same period in 2000. This change was primarily due to an increase in restricted cash, net of $9.6 million. For the first six months of 2001, net cash used in financing activities was $0.6 million compared to $4.6 million provided by financing activities for the same period in 2000. During the first six months of 2000, $4.1 million in proceeds from working capital borrowings and $2.7 million in proceeds from equipment financing were received.

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

     The Company was not in compliance with certain financial ratios at July 1,
2001, April 1, 2001 and December 31, 2000.   In addition, the vesting of the
FRI-MRD noteholders' right to accelerate the debt caused an Event of Default to occur under the provisions of the Foothill Credit Facility. The Company has notified Foothill of all such Events of Default. Letters of credit are issued under the Foothill Credit Facility in large part to provide security for future amounts payable under the Company's workers' compensation insurance program ($11.4 million of letters of credit were outstanding as of August 10, 2001, all of which were cash collateralized as described below). No working capital borrowings were outstanding as of August 10, 2001.

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

Recent Accounting Pronouncements
--------------------------------

     In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria for intangible assets acquired in a purchase method business combination to meet in order to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     The Company is required to adopt the provisions of Statement 141 immediately and the provisions of Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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