Form 10-Q
period 2001-09-30
PRANDIUM INC
filed 2001-11-14
CIK 813856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001 or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to  _______________


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

                                 Yes  [X]     No  [_]


As of November 9, 2001, the registrant had issued and outstanding 180,380,513 shares of common stock, $.01 par value per share.

                                 PART I.  FINANCIAL INFORMATION
                                 ------------------------------


Item 1.  Financial Statements
------

                                PRANDIUM, INC.
                                --------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                               ($ in thousands)
                               ----------------

                                                      September 30, December 31,
                                                           2001        2000
                                                      ------------- ------------
                                                               (Unaudited)
ASSETS
------
Current assets:
    Cash and cash equivalents                         $     27,269   $   53,505
    Restricted cash                                         14,502        2,500
    Receivables                                              2,635        2,075
    Inventories                                              1,785        2,386
    Other current assets                                     3,045        2,574
    Property held for sale                                  18,991          -
                                                      ------------   ----------
        Total current assets                                68,227       63,040

Property and equipment, net                                103,432      124,922
Costs in excess of net assets of business
 acquired, net                                                 -         16,814
Other assets                                                11,211       15,736
                                                      ------------   ----------
                                                      $    182,870   $  220,512
                                                      ============   ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
  Current portion of long-term debt, including
   capitalized lease obligations                       $   234,712   $    2,060
  Accounts payable                                           5,068        8,150
  Current portion of self-insurance reserves                 3,223        2,812
  Other accrued liabilities                                 72,265       58,760
  Income taxes payable                                       3,296        3,523
                                                      ------------   ----------
    Total current liablities                               318,564       75,305

Self-insurance reserves                                      4,945        5,298
Other long-term liabilities                                  2,718        3,590
Long-term debt, including capitalized lease
 obligations, less current portion                           1,311      235,696

Commitments and contingencies

Stockholders' deficit:
  Common stock - authorized 300,000,000 shares, par
   value $.01 per share, 180,380,513 shares issued
   and outstanding on September 30, 2001 and on
   December 31, 2000                                         1,804        1,804
  Additional paid-in capital                               222,353      222,353
  Accumulated deficit                                     (368,825)    (323,534)
                                                      ------------   ----------
    Total stockholders' deficit                           (144,668)     (99,377)
                                                      ------------   ----------
                                                      $    182,870   $  220,512
                                                      ============   ==========

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

                                                     For the Quarters Ended
                                                  ----------------------------
                                                  September 30,  September 24,
                                                      2001            2000
                                                  -------------  -------------

 Sales                                             $    70,864    $    78,040
                                                   -----------    -----------
 Product costs                                          18,535         21,656
 Payroll and related costs                              25,266         27,985
 Occupancy and other operating expenses                 19,822         22,284
 Depreciation and amortization                           4,077          4,476
 General and administrative expenses                     5,069          5,477
 Opening costs                                             130            326
 Loss on disposition of properties, net                    330            582
 Provison for divestitures and write-down of
 long-lived assets                                       9,228          1,730
 Restructuring costs                                       522            -
                                                   -----------    -----------
    Total costs and expenses                            82,979         84,516
                                                   -----------    -----------
 Operating loss                                        (12,115)        (6,476)

 Interest expense, net                                   7,098          7,131
 Gain on sale of division                                  -          (60,978)
                                                   -----------    -----------
 Income (loss) before income tax provision             (19,213)        47,371

 Income tax provision                                       38          1,272
                                                   -----------    -----------
 Net income (loss)                                 $   (19,251)   $    46,099
                                                   ===========    ===========
 Net income (loss) per share - basic and diluted   $     (0.11)   $      0.26
                                                   ===========    ===========
 Weighted average shares outstanding - basic and
  diluted                                          180,380,513    180,380,513
                                                   ===========    ===========

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

                                                  For the Nine Months Ended
                                                 ----------------------------
                                                 September 30,  September 24,
                                                     2001           2000
                                                 -------------  -------------
 Sales                                           $    221,374   $    349,009
                                                 ------------   ------------
 Product costs                                         58,842         92,010
 Payroll and related costs                             79,382        124,001
 Occupancy and other operating expenses                64,612         92,980
 Depreciation and amortization                         12,154         18,526
 General and administrative expenses                   16,784         20,953
 Opening costs                                            237            412
 Loss on disposition of properties, net                 1,101          1,036
 Provision for divestitures and write-down of
  long-lived assets                                     9,417          1,730
 Restructuring costs                                    3,075            -
                                                 ------------   ------------
     Total costs and expenses                         245,604        351,648
                                                 ------------   ------------
 Operating loss                                       (24,230)        (2,639)
 Interest expense, net                                 20,810          24,280
 Gain on sale of division                                 -          (60,978)
                                                 ------------   ------------
 Income (loss) before income tax provision            (45,040)        34,059
 Income tax provision                                     251          1,526
                                                 ------------   ------------
 Net income (loss)                               $    (45,291)  $     32,533
                                                 ============   ============
 Net income (loss) per share - basic and diluted $      (0.25)  $       0.18
                                                 ============   ============
 Weighted average shares outstanding - basic and
  diluted                                         180,380,513    180,380,513
                                                 ============   ============

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                           ($ in thousands)
                              (Unaudited)

                                                     For the Nine Months Ended
                                                    ---------------------------
                                                    September 30, September 24,
                                                        2001          2000
                                                    ------------- -------------
Cash flows from operating activities:
  Cash received from customers, franchisees
   and licensees                                    $   222,446    $   350,945
  Cash paid to suppliers and employees                 (226,664)      (333,661)
  Interest received (paid), net                             402        (30,517)
  Opening costs                                            (237)          (412)
  Restructuring costs                                    (2,630)           -
  Income taxes paid                                        (478)          (727)
                                                    -----------    -----------
    Net cash used in operating activities                (7,161)       (14,372)
                                                    -----------    -----------
Cash flows from investing activities:
  Proceeds from disposal of property and equipment          215          1,075
  Proceeds from payments on notes receivable                521            530
  Capital expenditures                                   (3,792)       (10,824)
  Lease termination payments                               (840)          (695)
  Other divestment expenditures                          (1,272)        (1,583)
  Proceeds from (cash required for) the El Torito
   Sale, net                                             (1,154)       113,572
  Increase in restricted cash, net                       (9,448)           -
  Other                                                  (2,233)        (1,597)
                                                    -----------    -----------
    Net cash provided by (used in) investing
     activities                                         (18,003)       100,478
                                                    -----------    -----------
Cash flows from financing activities:
  Repayments of working capital borrowings, net             -          (21,850)
  Proceeds from equipment financing                         -            2,672
  Payment of debt issuance costs                           (150)           -
  Reductions of long-term debt, including
   capitalized lease obligations                           (922)        (2,424)
                                                    -----------    -----------
    Net cash used in financing activities                (1,072)       (21,602)
                                                    -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                                      (26,236)        64,504
Cash and cash equivalents at beginning of period         53,505          3,600
                                                    -----------    -----------
Cash and cash equivalents at end of period          $    27,269    $    68,104
                                                    ===========    ===========
Reconciliation of net income (loss) to net
  cash used in operating activities:

Net income (loss)                                   $   (45,291)    $   32,533

Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization                          12,154         18,526
  Amortization of debt issuance costs and deferred
   gain                                                     270            997
  Loss on disposition of properties                       1,101          1,036
  Provision for divestitures and write-down of
   long-lived assets                                      9,417          1,730
  Gain on sale of division                                  -          (60,978)
  (Increase) decrease in receivables, inventories
   and other current assets                                (240)         1,751
  Increase (decrease) in accounts payable, self-
   insurance reserves, other accrued liabilities
   and income taxes payable                              15,428         (9,967)
                                                    -----------    -----------
Net cash used in operating activities               $    (7,161)   $   (14,372)
                                                    ===========    ===========

     See accompanying notes to condensed consolidated financial statements

                                PRANDIUM, INC.
                                --------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                 (Unaudited)

     1.   Company.  Prandium, Inc. (together with its subsidiaries, the
          -------
"Company"), was incorporated in Delaware in 1986. The Company, through its subsidiaries, is primarily engaged in the operation of restaurants in the full-service and fast-casual segments. At September 30, 2001, the Company operated 191 restaurants in 21 states, approximately 65% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 7 restaurants outside the United States.

     2.   Financial Statements.  The Condensed Consolidated Financial Statements
          --------------------
in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Fiscal Year Ended December 31, 2000 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter and nine months ended September 30, 2001 and September 24, 2000 are not necessarily indicative of those for the full year.

3.   Going Concern Matters and Recapitalization Plan.  The Company's
     -----------------------------------------------
consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in its Consolidated Financial Statements included in the Form 10-K, the Company incurred losses of $41,772,000, $36,491,000 and $63,133,000 for the fiscal years ended December 31, 2000, December 26, 1999 and December 27, 1998, respectively. As further shown in the Condensed Consolidated Financial Statements in this Form 10-Q, the Company incurred an additional loss of $45,291,000 for the nine months ended September 30, 2001 and had a stockholders' deficit of $144,668,000 on September 30, 2001.

     During 1999 and the first half of fiscal 2000, the Company explored several financing transactions and other strategic alternatives in an effort to meet its debt service requirements. This process culminated in the sale to Acapulco Acquisition Corp. ("Acapulco") of the El Torito restaurant division on June 28, 2000 (the "El Torito Sale"). A portion of the net cash proceeds from that transaction was used to pay indebtedness of $25.9 million outstanding under the Company's credit facility (the "Foothill Credit Facility") with Foothill Capital Corporation ("Foothill"). In addition, Acapulco assumed $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, as part of the El Torito Sale. After completion of the El Torito Sale, however, the Company has continued to be highly leveraged and has significant annual debt service requirements.

     During the second half of fiscal 2000, the Company began considering other alternatives to address its debt service requirements. As a result of discussions and deliberation among the Company and its legal and financial advisors during January 2001, the Company's subsidiary FRI-MRD Corporation ("FRI-MRD") elected not to pay the semi-annual interest payments due January 31, 2001 and July

31, 2001 on its outstanding long-term debt (the "FRI-MRD Notes"). The Company also elected not to pay the semi-annual interest payments due February 1, 2001 and August 1, 2001 on its outstanding long-term debt (the "Prandium Notes"). Under the terms of the note agreements governing the FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became "Events of Default" and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. In addition, the vesting of the right (whether or not exercised) of the noteholders to accelerate the debt caused an "Event of Default" to occur under the Foothill Credit Facility, and Foothill became entitled to certain additional rights. As a result of these "Events of Default," the Company has classified all debt outstanding under the FRI-MRD Notes and the Prandium Notes (approximately $233.4 million at September 30, 2001) as current in the condensed consolidated balance sheet.

     The Company is currently negotiating with certain of its creditors, including Foothill and the holders of the FRI-MRD Notes and some of the holders of Prandium Notes, to reach agreement on an acceptable capital restructuring of the Company and its subsidiaries and to that end has negotiated and executed a term sheet (the "Note Term Sheet") with an authorized representative of holders of a majority of the FRI-MRD Notes. As currently contemplated, the restructuring would involve a prearranged or prepackaged plan of reorganization to be implemented through the commencement of cases by the Company and FRI-MRD under chapter 11 of the United States Bankruptcy Code (such cases, a "Reorganization Case"). In light of the amount that the Company owes to creditors and the size of the Company's operations, the Company does not anticipate that, under such a prearranged or prepackaged plan, there will be value available for distribution to its current stockholders or the holders of the subordinated Prandium Notes. The Company does not currently contemplate that the Reorganization Case would involve any of the Company's operating subsidiaries.

     The Company cannot provide any assurance it will be able to reach an acceptable agreement with its creditors on a capital restructuring, on the terms of such an agreement, or on such an agreement's effect on the Company's operations. If the Company cannot reach such an agreement, it will need to consider other alternatives, including, but not limited to, a federal bankruptcy filing without a prearranged or prepackaged reorganization plan. There can be no assurance that the Company would be able to reorganize successfully in such a proceeding. Under any such circumstances, the Company does not anticipate that there will be value available for distribution to its current stockholders or the holders of the subordinated Prandium Notes. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

     The accompanying Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on a successful restructuring of its obligations and its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain modifications in its financial and capital structure, to comply with the terms of any new financing agreements and ultimately to attain profitable operations.

     4.  Sale of Hamburger Hamlet Restaurants.  On October 23, 2001, FRI-MRD
         ------------------------------------
entered into a definitive agreement (the "Hamlet Agreement") to sell its chain of 14 Hamburger Hamlet restaurants to Othello Holding Corporation ("Othello"). Under the terms of the Hamlet Agreement, the Company will receive, subject to certain post-closing adjustments based on closing financial statements, cash of $16.1 million ($1.0 million of which will be placed in escrow for a designated period following consummation of the sale). It is intended that the proceeds from the sale will be used to repay certain indebtedness under the FRI-MRD Notes. The Hamlet Agreement contemplates that the sale will occur after FRI-MRD has commenced a Reorganization Case and will be subject to approval by the court in which the Reorganization Case is pending. The sale is also subject to Othello receiving adequate financing to pay the purchase price and customary terms and conditions. There can be no assurances that the sale will be successfully completed.

     At September 30, 2001, the assets and liabilities of the Hamburger Hamlet restaurants have been written down to their net realizable value of $15,866,000 and classified as property held for sale in the accompanying condensed consolidated balance sheet. The related write-down of $8,149,000 is reported in provision for divestitures and write-down of long-lived assets in the accompanying condensed consolidated statements of operations. In addition, property held for sale includes $3,125,000 which represents the net realizable value of another restaurant property under contract for sale.

     The Hamburger Hamlet restaurants generated sales of $24,582,000 and $24,525,000 for the nine months ended September 30, 2001 and September 24, 2000, respectively, and related operating income of $1,496,000 and $1,703,000 for the same periods, respectively. Such operating income includes charges for allocated general and administrative expenses of $559,000 and $515,000 for the nine months ended September 30, 2001 and September 24, 2000, respectively.

     5.  Strategic Divestment Programs.  In the fourth quarter of 1999, three
         -----------------------------
non-strategic Koo Koo Roo restaurants were designated for divestment (the "KKR Strategic Divestment Program"). In conjunction with the KKR Strategic Divestment Program, the Company recorded a provision for divestitures of $904,000. This provision consisted of costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. During 2000, two of the restaurants were subleased and the third restaurant's lease was terminated. In the fourth quarter of 2000, ten additional non-strategic Koo Koo Roo restaurants were designated for divestment. In conjunction with the KKR Strategic Divestment Program, the Company recorded a provision for divestitures of $4,510,000 in 2000. This provision consisted of (i) $2,765,000 for the write-down to net realizable value of the property and equipment associated with such restaurants and (ii) $1,745,000 for costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. In the first quarter of 2001, the Company recorded a provision for severance costs of $189,000 associated with certain restaurant managers in connection with the restaurants to be divested. During the nine months ended September 30, 2001, these restaurants (including eight restaurants divested or closed in 2001) had sales of $3,312,000 and restaurant level operating losses of $719,000. For the nine months ended September 30, 2001, the Company paid (i) $127,000 for severance costs associated with certain restaurant managers who were terminated in connection with the restaurants divested and (ii) $638,000 for net costs associated with lease terminations, brokerage fees and other divestment costs. For the nine months ended September 24, 2000, the Company paid $55,000 for such costs. The KKR Strategic Divestment Program is scheduled to be completed by the end of fiscal 2001, and the designated restaurants' operating results will be included in the Company's consolidated statement of operations until the divestments are completed.

     In the fourth quarter of 1998, 48 non-strategic Chi-Chi's restaurants were designated for divestment (the "CC Strategic Divestment Program"). In conjunction with the CC Strategic Divestment Program, the Company recorded a provision for divestitures of $22,884,000, including divestment reserves of $12,256,000. During the fourth quarter of 1999, the Company determined that it would not be able to satisfactorily negotiate lease terminations or subleases for 20 operating restaurants of the 48 Chi-Chi's restaurants designated for divestment. As a result, these 20 restaurants were removed from the CC Strategic Divestment Program, and $1,048,000 previously recorded in conjunction with the provision for divestitures was reversed during the fourth quarter of 1999. After this reversal, the eight restaurants remaining in the CC Strategic Divestment Program were divested during 2000. For the nine months ended September 30, 2001 and September 24, 2000, the Company paid (i) $33,000 and $203,000, respectively, for severance costs associated with certain restaurant and regional managers who were terminated in connection with the restaurants divested and (ii) $1,284,000 and $1,689,000, respectively, for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs.

     Three other non-strategic restaurants were identified for divestment during 2000. The Company recorded a provision for divestitures with respect to such restaurants of $1,805,000 in 2000. This provision consisted of (i) $1,730,000 for the write-down to fair value of the property and equipment associated with such restaurants and (ii) $75,000 for costs associated with broker commissions and other divestment costs. During the quarter ended April 1, 2001, these restaurants were divested and had sales of $99,000 and restaurant level operating losses of $99,000. For the nine months ended September 30, 2001, the Company (i) paid $2,000 for severance costs associated with certain restaurant managers who were terminated in connection with these divested restaurants and
(ii) paid $14,000 in net divestment costs.

     In the second quarter of 2001, the Company announced an organizational restructuring that resulted in the elimination of approximately 40 positions in the Company's support center. The Company recorded a provision of $1,607,000 for severance and outplacement services and the amount is included in restructuring costs on the accompanying 2001 condensed consolidated statements of operations. Through the quarter ended September 30, 2001, a total of $1,162,000 was paid for severance and outplacement services.

     6.   Segment Information.  The Company operates exclusively in the food-
          -------------------
service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company. The Company's reportable segments are based on restaurant operating divisions. Operating income (loss) includes the operating results before interest. The corporate component of sales, depreciation and amortization and operating income (loss) represents operating results of the two full-service and four fast-casual restaurants not included in the El Torito Sale, as well as corporate general and administrative expenses. Corporate assets include corporate cash, restricted cash, investments, receivables, asset portions of financing instruments and the two full-service and four fast-casual restaurants not included in the El Torito Sale. Fiscal year 2000 segment information for the El Torito restaurant division has been restated to exclude the results of the two full-service and four fast-casual restaurants not included in the El Torito Sale.

                                                         For the  Quarters Ended                    For the Nine Months Ended
                                                  ------------------------------------     ---------------------------------------
                                                   September 30,        September 24,        September 30,          September 24,
                                                       2001                 2000                 2001                   2000
                                                  ---------------      ---------------     ---------------       -----------------
                                                                                   (Unaudited)
                                                                                 ($ in thousands)

 Sales

    El Torito Division                            $             -      $           910     $             -       $         112,409
    Chi-Chi's Division                                     50,624               54,195             156,683                 166,050
    Koo Koo Roo Division                                   19,041               21,272              60,909                  65,389
    Corporate                                               1,199                1,663               3,782                   5,161
                                                  ---------------      ---------------     ---------------       -----------------
               Total Sales                        $        70,864      $        78,040     $       221,374       $         349,009
                                                  ===============      ===============     ===============       =================

 Depreciation and Amortization

    El Torito Division                            $             -      $            76     $             -       $           5,367
    Chi-Chi's Division                                      2,655                2,635               8,067                   8,005
    Koo Koo Roo Division                                    1,086                1,368               3,089                   4,028
    Corporate                                                 336                  397                 998                   1,126
                                                  ---------------      ---------------     ---------------       -----------------
               Total Depreciation and             $         4,077      $         4,476     $        12,154       $          18,526
               Amortization
                                                  ===============      ===============     ===============       =================


 Operating Income (Loss)

    El Torito Division                            $             -      $        (2,280)    $             -       $           5,411
    Chi-Chi's Division                                       (491)              (2,318)             (5,308)                 (5,166)
    Koo Koo Roo Division                                   (8,577)                (981)            (10,340)                 (1,481)
    Corporate                                              (3,047)                (897)             (8,582)                 (1,403)
                                                  ---------------      ---------------     ---------------       -----------------
               Total Operating Income (Loss)      $       (12,115)     $        (6,476)    $       (24,230)      $          (2,639)
                                                  ===============      ===============     ===============       =================


 Interest Expense, net

    El Torito Division                            $             -      $             7     $             -       $           1,227
    Chi-Chi's Division                                         84                  115                 290                     945
    Koo Koo Roo Division                                       39                   52                 128                     129
    Corporate                                               6,975                6,957              20,392                  21,979
                                                  ---------------      ---------------     ---------------       -----------------
               Total Interest Expense, net        $         7,098      $         7,131     $        20,810       $          24,280
                                                  ===============      ===============     ===============       =================


 Capital Expenditures

    El Torito Division                            $             -      $             -     $             -       $             934
    Chi-Chi's Division                                        484                3,990               1,686                   6,144
    Koo Koo Roo Division                                      253                1,038               1,841                   2,226
    Corporate                                                  61                  650                 265                   1,520
                                                  ---------------      ---------------     ---------------       -----------------
               Total Capital Expenditures         $           798      $         5,678     $         3,792       $          10,824
                                                  ===============      ===============     ===============       =================


                                                                                            September 30,          December 31,
                                                                                               2001                    2000
                                                                                           ---------------       -----------------
                                                                                             (Unaudited)
                                                                                                     ($ in thousands)

 Total Assets

    Chi-Chi's Division                                                                     $        98,013       $         104,387
    Koo Koo Roo Division                                                                            34,339                  46,202
    Corporate                                                                                       50,518                  69,923
                                                                                           ---------------       -----------------
               Total Assets                                                                $       182,870       $         220,512
                                                                                           ===============       =================

   Item 2.   Management's Discussion and Analysis of Financial Condition and
   ------    Results of Operations

     Certain information and statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "expects," "intends," "plans," "estimates" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties that could cause actual results of the Company or the restaurant industry to differ materially from expected results expressed or implied by such forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a restaurant company operating in a competitive environment, factors that could significantly impact expected results include:

    . the ability of the Company to reach agreement with its creditors on an acceptable capital structure;

    . determinations of any judicial court involved in the restructuring of the Company;

    . the continuing development of successful marketing strategies for each of the Company's concepts;

    .   the effect of national and regional economic conditions;

    .   the availability of adequate working capital;

    .   competitive products and pricing;

    .   changes in legislation;

    .   demographic changes;

    .   the ability to attract and retain qualified personnel;

    .   changes in business strategy or development or divestment plans;

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

     As used herein, "comparable restaurants" means restaurants operated by the Company for at least eighteen months and that continued in operation through the end of the third quarter of 2001.

Liquidity and Capital Resources
-------------------------------

     A.  Liquidity

     The Company reported net cash used in operating activities of $7.2 million for the nine months ended September 30, 2001 and net cash used in operating activities of $14.4 million for the nine months ended September 24, 2000. Cash needs are being funded by available cash balances which resulted from the El Torito Sale. The Company's viability is dependent upon its ability to restructure its debt and/or capital structure. As described below, the Company is currently negotiating with certain of its creditors to reach agreement on an acceptable capital restructuring of the Company and its subsidiaries which, as currently contemplated, would involve a Reorganization Case. The Company cannot provide any assurance that an agreement can be reached or on the terms of an agreement or its effects on the Company's operations and interests. In light of the amount owed to creditors and the size of the Company's operations, the Company does not anticipate that, in such a restructuring, there will be value available for recovery by the current stockholders or the holders of the subordinated Prandium Notes. If the Company cannot reach agreement with Foothill, the holders of the FRI-MRD Notes and the holders of the Prandium Notes, the Company will need to consider other alternatives, including but not limited to, a federal bankruptcy filing without a prearranged or prepackaged reorganization plan. Assuming the Company is able to work out an acceptable capital structure, its continuing viability will be dependent upon its ability to generate sufficient operating cash flow or cash flow from other sources to meet its obligations on a timely basis and to comply with the terms of any new financing agreements or to be able to renegotiate such obligations and terms.

     Statement of Cash Flows. For the nine months ended September 30, 2001, net cash used in operating activities was $7.2 million compared to $14.4 million for the same period in 2000. This change was primarily due to a $30.9 million reduction in interest paid, partially offset by a $21.5 million decline in cash received from customers, franchisees and licensees net of cash paid to suppliers and employers and $2.6 million in restructuring costs. For the first nine months of 2001, net cash used in investing activities was $18.0 million compared to $100.5 million provided by investing activities for the same period in 2000. This change was primarily due to $113.6 million in net proceeds from the sale of the El Torito Division in 2000, partially offset by an increase in restricted cash, net of $9.4 million and a $7.0 million reduction in capital expenditures in 2001. For the first nine months of 2001, net cash used in financing activities was $1.1 million compared to $21.6 million for the same period in 2000. During the first nine months of 2000, $21.9 million in net working capital borrowings were repaid.

     EBITDA. For the first nine months of 2001, the Company reported EBITDA (defined as earnings (loss) before opening costs, loss (gain) on disposition of properties, provision for divestitures, restructuring costs, interest, taxes, and depreciation and amortization) of $1.8 million, compared to $19.1 million in the same period of 2000. After reporting negative EBITDA in both the first and second quarters of 2001, the Company reported EBITDA of $2.2 million for the third quarter of 2001, compared to $0.6 million in the same period of 2000. The $17.3 million decrease for the first nine months of 2001 was composed of (i) a $13.0 million decrease as the result of the sale of the El Torito Division on June 28, 2000; (ii) a $0.8 million decrease in the Chi-Chi's Division; (iii) a $1.1 million decrease in the Koo Koo Roo Division; and (iv) $2.4 million of incremental general and administrative expenses that were previously allocated to the El Torito Division which have not been eliminated. As a result of the sale of the El Torito Division and, if completed, the sale of the Hamburger Hamlet restaurants, the Company will be operating at lower EBITDA levels for the foreseeable future.

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

     The Company had a working capital deficiency of $250.3 million on September 30, 2001. This amount includes property held for sale of approximately $19.0 million and the classification of approximately $233.4 million in debt outstanding under the FRI-MRD Notes and Prandium Notes as current.

Debt and Negotiations with Creditors.

     1.  Credit Facility.  On January 10, 1997, the Company entered into the
         ---------------
Foothill Credit Facility which provided for a five-year, $35 million credit facility for the ongoing working capital needs of the Company. As a result of the acquisition of Koo Koo Roo, Inc. and The Hamlet Group, Inc. ("Hamlet") on October 30, 1998, the Company increased the Foothill Credit Facility to $55 million. In connection with the El Torito Sale, (i) the Company used a portion of the cash proceeds from the sale to repay $25.9 million outstanding under the Foothill Credit Facility and (ii) the Foothill Credit Facility was amended and restated to adjust all restrictive covenants to reflect the El Torito Sale and reduce the credit facility to a maximum of $20 million (subject to certain limitations) of letters of credit and revolving cash borrowings. The Foothill Credit Facility:

     . is secured by substantially all of the personal property of the Company (other than the capital stock of Hamlet) along with the cash collateral discussed below;

     . contains covenants which restrict, among other things, the Company's ability to incur debt, pay dividends on or redeem capital stock, make certain types of investments, make dispositions of assets and engage in mergers and consolidations; and

     .  expires on January 10, 2002.

     The Company was not in compliance with certain financial ratios at
September 30, 2001, July l, 2001, April 1, 2001 and December 31, 2000.   In
addition, the vesting of the FRI-MRD noteholders' right to accelerate the debt caused an Event of Default to occur under the provisions of the Foothill Credit Facility. The Company has notified Foothill of all such Events of Default. Letters of credit are issued under the Foothill Credit Facility in large part to provide security for future amounts payable under the Company's workers' compensation insurance program ($9.4 million of letters of credit were outstanding as of November 9, 2001, all of which were cash collateralized as described below). No working capital borrowings were outstanding as of September 30, 2001 and November 9, 2001.

     On March 29, 2001, May 15, 2001 and June 18, 2001, Foothill, FRI-MRD and Chi-Chi's entered into a series of letter agreements whereby FRI-MRD and Chi-Chi's acknowledged certain specified events of default and that as a result of such events of default, Foothill has no further obligation to make advances under the Foothill Credit Facility, and Foothill agreed that, subject to certain conditions, it would forbear from exercising its remedies relative to such events of default. Pursuant to the May 15, 2001 letter agreement, FRI-MRD paid a forbearance fee in the amount of $100,000 and transferred $4,000,000 in cash to Foothill to be held as cash collateral and as additional security for the outstanding letters of credit. Pursuant to the June 18, 2001 letter agreement, in which FRI-MRD and Chi-Chi's agreed to cash collateralize all letters of credit outstanding under the Foothill Credit Facility in an amount equal to 105% of face value, FRI-MRD transferred approximately $8,068,000 to Foothill, bringing the total amount held by Foothill for that purpose to approximately $12,068,000. This amount is included in restricted cash on the Company's September 30, 2001 condensed consolidated balance sheet. After receiving this amount, Foothill released its liens on the real property of the Company and its subsidiaries.

     On October 18, 2001, the Company, FRI-MRD, Chi-Chi's and certain other subsidiaries of the Company entered into a subsequent letter agreement with Foothill whereby the Company acknowledged that certain specified events of default had occurred and reacknowledged that Foothill has no further obligation to make advances or otherwise extend credit under the Foothill Credit Facility. Foothill agreed that, subject to certain conditions including the reaffirmation and consent by the Company, FRI-MRD and certain other subsidiaries of the Company of their obligations under the Foothill Credit Facility and the payment of a forbearance fee in the amount of $50,000 (which was paid to Foothill by the Company on October 18, 2001), it would forbear from exercising its remedies relative to the events of default specified in the letter agreement until the earliest to occur of: (i) January 10, 2002 (or such later date as Foothill may designate in writing in its sole discretion); (ii) the occurrence of any Event of Default under the Foothill Credit Facility (other than those defaults set forth in, and certain future defaults contemplated by, the letter agreement); and (iii) the failure of the Company to comply with certain covenants set forth in the letter agreement. The Company also (A) released Foothill from any claims they may have arising under the Foothill Credit Facility, (B) agreed not to seek authority from any bankruptcy court to obtain the use of any cash Foothill holds as cash collateral and additional security for letters of credit outstanding under the

Foothill Credit Facility and (C) agreed, prior to the commencement of any bankruptcy proceeding, to provide a copy of a commitment letter that either secures a letter of credit in favor of Foothill in an amount equal to 105% of the outstanding letters of credit or replaces and releases all such letters of credit. The fee on undrawn letters of credit was also increased from 3% to 5% per annum. As of November 9, 2001, Foothill currently continues to hold approximately $10 million as cash collateral for the outstanding letters of credit.

     The Company is currently negotiating with a different lender to replace the Foothill Credit Facility with a new credit facility. The new credit facility would provide for letters of credit and a line of credit for the ongoing working capital needs of the Company and would provide for the release of the cash collateral held by Foothill. There can be no assurance that an agreement can be reached with a different lender or on the terms of such an agreement.

     2.  FRI-MRD and Prandium Notes.  After completion of the El Torito Sale,
         --------------------------
the Company continues to be highly leveraged and has significant annual debt service requirements. During the second half of fiscal 2000, the Company began considering various alternatives to address its debt service requirements. As a result of discussions and deliberations among the Company and its legal and financial advisors during January 2001, the Company's subsidiary FRI-MRD elected not to pay the semi-annual interest payments due January 31, 2001 and July 31, 2001 on the FRI-MRD Notes. The Company also elected not to pay the semi-annual interest payments due February 1, 2001 and August 1, 2001 on the Prandium Notes. Under the terms of the note agreements governing the FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became "Events of Default" and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. In addition, the vesting of the right (whether or not exercised) of the noteholders to accelerate the debt caused an "Event of Default" to occur under the Foothill Credit Facility and Foothill became entitled to certain additional rights.

     On November 7, 2001, the Company executed the Note Term Sheet with an authorized representative of the holders of the FRI-MRD Notes. The Note Term Sheet contemplates restructuring the terms of the FRI-MRD Notes in a Reorganization Case, which restructuring would be effective on the effective date of a reorganization plan confirmed in the Reorganization Case (the "Closing"). Under the Note Term Sheet, the maturity date of the FRI-MRD Notes would be extended from January 24, 2002 to January 31, 2005, the interest rates of both the 14% FRI-MRD Notes and the 15% FRI-MRD Notes would be reset at 12%, and all existing and prior defaults as well as accrued interest as of the effective date would be waived. While no cash interest payments would be required, prepayments would be encouraged by an extra reduction in principal of up to 33.33% of the prepaid amount, depending on how quickly the prepayment is made. Concurrently with the Closing, the proceeds of the sale of the Hamburger Hamlet restaurants would be used to prepay a portion of the 14% FRI-MRD Notes. In addition, at the Closing, the Company would pay an additional $30 million in cash to the holders of the FRI-MRD Notes. The Company would also become subject to additional limitations on indebtedness and capital expenditures. The restructuring contemplated by the Note Term Sheet is conditioned on, among other things, the Company entering into a replacement for the Foothill Credit Facility and the confirmation of a reorganization plan in the Reorganization Case on terms consistent with the Note Term Sheet.

     The Company has been negotiating with some of the holders of its 9 3/4% Prandium Notes and 10 7/8% Prandium Notes with respect to the restructuring of the Company. While no definitive agreement has been reached, in light of the amount that the Company owes to creditors, the size of the Company's operations, and the structural subordination of the Prandium Notes to the FRI-MRD Notes, the Company does not anticipate that, under a prearranged or prepackaged plan of reorganization or otherwise, there will be value available for distribution to the holders of the 10 7/8% Prandium Notes.

    3.  Equity Holders.    In light of the amount owed to creditors and the
        --------------
size of the Company's operations, the Company does not anticipate that there will be value available for recovery by the current stockholders.

   4. Other.  On October 23, 2001, FRI-MRD entered into the Hamlet Agreement to
      -----
sell its chain of 14 Hamburger Hamlet restaurants to Othello. Under the terms of the Hamlet Agreement, the Company will receive, subject to certain post-closing adjustments based on closing financial statements, cash of $16.1 million ($1.0 million of which will be placed in escrow for a designated period following the consummation of the sale). The proceeds of the sale will be used to prepay the 14% FRI-MRD Notes, and to the extent cash remains, to prepay the 15% FRI-MRD Notes. In connection with the sale, the Company and FRI-MRD have agreed, subject to certain limitations, to indemnify Othello against certain potential losses, primarily related to events prior to the closing of the sale. Othello has agreed, subject to certain limitations, to indemnify the Company against certain potential losses, primarily related to events occurring after the closing of the sale. The Hamlet Agreement contemplates that the sale will occur after FRI-MRD has commenced a Reorganization Case and will be subject to approval by the court in which the Reorganization Case is pending. The sale is also subject to Othello receiving adequate financing to pay the purchase price and customary terms and conditions. There can be no assurances that the sale will be successfully completed.

     B.  Capital Expenditures

     Net cash used in investing activities was $18.0 million for the first nine months of 2001, including $3.8 million used for capital expenditures, as compared to net cash provided by investing activities of $100.5 million for the same period in 2000. The change in net cash used in investing activities for the first nine months of 2001 was primarily due to $113.6 million in net proceeds from the sale of the El Torito Division in 2000, partially offset by an increase in restricted cash of $9.4 million and a $7.0 million reduction in capital expenditures in 2001.

     Capital expenditures of up to approximately $8.4 million have been identified for fiscal 2001. In fiscal 2001, the Company opened one new Koo Koo Roo restaurant and anticipates expanding a new Koo Koo Roo test menu to up to seven restaurants. Actual capital expenditures for 2001 will be dependent on the availability of required funds. During the first nine months of 2001, total capital expenditures were $3.8 million, which were used to construct a new Koo Koo Roo in Woodland Hills, California and to repair and replace equipment in the normal course of business.

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

     As a result of the anticipated sale of the Company's Hamburger Hamlet restaurant chain, the Company will no longer have goodwill or intangible assets to analyze in connection with the adoption of Statement 141 and Statement 142.

     The FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," in September 2001. Statement No. 143 is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management does not believe that the application of this standard will have any impact on the Company's financial position, results of operations or liquidity.

     The FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in October 2001. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management does not believe that the application of this standard will cause a material variation from the Company's current accounting policies.

Results of Operations.
---------------------

     The Company's total sales of $70,864,000 for the third quarter of 2001 decreased by $7,176,000 or 9.2% as compared to the same period in 2000. For the first nine months of 2001, total Company sales of $221,374,000 decreased by $127,635,000 or 36.6% as compared to the same period in 2000. These decreases were the result of (i) the sale of the El Torito Division on June 28, 2000; (ii) sales decreases for restaurants sold or closed, other than those included in the sale of the El Torito Division; and (iii) declines in comparable restaurant sales for Chi-Chi's and Koo Koo Roo, partially offset by an increase in comparable restaurant sales for Hamburger Hamlet, with all such decreases partially offset by sales from new Koo Koo Roo restaurants. The breakdown of the sales decreases for the third quarter and first nine months of 2001 is shown in the following table:

                                                                      Change in            Change in
                                                                    Third Quarter      First Nine Months
                                                                      2001 Sales           2001 Sales
                                                                 -------------------  -------------------
                                                                            ($ in thousands)
Decrease in Sales From the Sale of the El Torito Division               $  (909)           $(112,409)
Decrease in Sales from Restaurants Sold or Closed Other
 Than Those Included in the Sale of the El Torito Division               (2,895)              (9,115)
Net Decrease in Sales of Comparable Restaurants                          (3,724)              (7,679)
Sales from New Restaurants                                                  352                1,568
                                                                        -------            ---------
     Total                                                              $(7,176)           $(127,635)
                                                                        =======            =========

   Overall, sales for comparable restaurants were $68,707,000 for the third quarter of 2001, a $3,724,000 or 5.1% decline from the same period in 2000. For the first nine months of 2001, sales of comparable restaurants of $212,681,000 decreased by $7,679,000 or 3.5% as compared to the same period in 2000. As shown in the following table, these declines resulted from decreased sales in comparable Chi-Chi's and Koo Koo Roo restaurants, partially offset by increased sales in comparable Hamburger Hamlet restaurants.


                                                 Change in Third             Change in First Nine
                                                Quarter 2001 Sales             Months 2001 Sales
                                          ------------------------------  ----------------------------
                                              Amount         Percent         Amount         Percent
                                          --------------  --------------  -------------  -------------
                                                               ($ in thousands)
Comparable Chi-Chi's                       $(2,655)          (5.0)%          $(4,930)        (3.1)%
Comparable Koo Koo Roo                      (1,079)           (9.7)           (2,806)         (8.1)
Comparable Hamburger Hamlet                     10             0.1                57           0.2
                                           -------                           -------
           Total                           $(3,724)          (5.1)%          $(7,679)        (3.5)%
                                           =======           =====           =======         =====

     Sales for comparable Chi-Chi's restaurants declined 5.0% in the third quarter of 2001 compared to the same period in 2000. The major promotions during the third quarter were All You Can Eat Enchiladas, which ran from July 14 through September 9 and Grilled Tacos Baja Style, which began September 17 and continues into the fourth quarter. Both promotions were supported by broadcast media and in-store merchandising. The Grilled Tacos Baja Style promotion was also supported with print advertising. The events of September 11 had a negative impact on sales, particularly in the Baltimore and Washington D.C. markets where certain restaurants were closed for one or more days. However, the media promotion of the Grilled Tacos Baja Style began the following week and sales improved significantly for the last two weeks of the quarter.

     During the third quarter of 2001, sales of comparable Koo Koo Roo restaurants were 9.7% lower than the same period in 2000. Koo Koo Roo continues to test and refine new menu items that may have an appeal to a broader audience. Third quarter 2001 comparable sales for

Hamburger Hamlet were 0.1% higher than the third quarter of 2000. During this quarter, Hamburger Hamlet featured new dinner specials including the Asian Sampler Platter, Orange Chicken and the Santa Fe Steak Platter. These new menu items were supported by print advertising and in-store merchandising. The impact of the events of September 11 were seen more in Hamburger Hamlet than the other concepts because several of their highest volume restaurants are in the Washington, D.C. market. Additionally, the restaurant near Ronald Reagan National Airport suffered significant sales declines from the extended closure of the airport.

     In the following discussion of the Company's operating results, one of the major components of the variance of 2001 versus 2000 was the El Torito Sale. Reported results for 2001 included no operations for El Torito, while results for 2000 included six months of operations for El Torito. Therefore, when the discussion references the impact of the El Torito Sale, the impact to which it refers is this absence of the El Torito restaurant division's operating results in 2001.

     Product costs of $18,535,000 for the third quarter of 2001 decreased $3,121,000 or 14.4% compared to the same period in 2000. For the first nine months of 2001, product costs of $58,842,000 decreased by $33,168,000 or 36.0% as compared to the same period in 2000. Product costs as a percentage of sales for the third quarter of 2001 decreased 1.5% points from 27.7% in 2000 to 26.2% in 2001. For the first nine months of 2001, product costs as a percentage of sales increased 0.2% point from 26.4% in 2000 to 26.6% in 2001. The sale of the El Torito Division accounted for $27,851,000 (84.0%) of the nine-month decrease. The remainder of the product costs decreases were related to the sales declines from comparable and closed restaurants and favorable cheese prices, particularly in the first quarter of 2001. If the results of the El Torito Division were excluded from 2000, product costs as a percentage of sales decreased 0.5% point, from 27.1% to 26.6% for the first nine months of 2001.

     Payroll and related costs of $25,266,000 decreased $2,719,000 or 9.7% for the third quarter of 2001 as compared to the third quarter of 2000. For the first nine months of 2001, payroll and related costs of $79,382,000 decreased $44,619,000 or 36.0% as compared to the same period in 2000. As a percentage of sales, payroll and related costs were 35.7% in the third quarter of 2001, 0.2% point lower than the same period in 2000. For the first nine months of 2001, payroll and related costs were 35.9% of sales, 0.4% point higher than the same period in 2000. The sale of the El Torito Division accounted for $39,278,000 (88.0%) of the total nine-month variance and 0.3% point of the first nine months variance related to payroll and related costs as a percentage of sales. The remainder of the payroll and related costs decreases were related to the sales declines from comparable and closed restaurants. The primary component of the remaining increases as a percentage of sales was increased claims expense in employee health insurance.

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

     Occupancy and other operating expenses were $19,822,000 for the third quarter of 2001, $2,462,000 or 11.0% lower than the same period in 2000. For the first nine months of 2001, occupancy and other operating expenses of $64,612,000 decreased by $28,368,000 or 30.5% as compared to the same period in 2000. As a percentage of sales, occupancy and other operating expenses were 28.0% in the third quarter of 2001, 0.6% point lower than the same period in 2000. For the first nine months of 2001, occupancy and other operating expenses were 29.2% as a percentage of sales, 2.6% points higher than the same period in 2000. The sale of the El Torito Division contributed $26,612,000 (93.8%) of the nine-month variance and 1.5% points of the nine-month percentage of sales variance. Historically, the Company accrued utility expense based on the latest utility bill received. In the second quarter of 2001, the volatile cost of natural gas and uncertainty related to the California electricity crisis caused the Company to accrue at higher rates than had been experienced theretofore. As natural gas prices decreased and stabilized and as California electric providers implemented new rate structures, the Company reassessed its utility liability. Consequently, the third quarter includes a credit to utility expense of approximately $460,000. For the third quarter, the remainder of the variance was primarily related to the implementation of Menu 2000 in the prior year at Chi-Chi's. For the first nine months of 2001, the remainder of the variance is related to the closure of restaurants and the implementation of Menu 2000 in the prior year at Chi-Chi's.

     Depreciation and amortization of $4,077,000 for the third quarter of 2001 decreased by $399,000 or 8.9% as compared to the same period in 2000. For the first nine months of 2001, depreciation and amortization of $12,154,000 decreased by $6,372,000 or 34.4% as compared to the same period in 2000. The nine-month decrease was primarily due to the El Torito Sale which accounts for $5,367,000 (84.2%) of the decrease.

     General and administrative expenses for the third quarter of 2001 were $5,069,000, $408,000 or 7.4% lower than the same period in 2000. For the first nine months of 2001, general and administrative expenses were $16,784,000, $4,169,000 or 19.9% lower than the first nine months of 2000. As a percentage of sales, general and administrative expenses were 7.2% in the third quarter 2001, 0.2% point higher than the same period in 2000, and 7.6% in the first nine months of 2001, 1.6% points higher than the first nine months of 2000. The sale of the El Torito Division accounted for $5,684,000 or 136.3% of the first nine months variance, offset by approximately $2.4 million in the first nine months of 2001 of certain incremental general and administrative expenses which were previously allocated to the El Torito Division and have not been eliminated. The reduction in general and administration expenses reflects the elimination of approximately 97 positions in the Company's support center since the end of 1999.

     Opening costs of $130,000 in the third quarter of 2001 decreased $196,000 or 60.1% from 2000, and opening costs of $237,000 in the first nine months of 2001 decreased $175,000 or 42.5% from 2000 as the Company opened one new Koo Koo Roo restaurant in Woodland Hills, California and began a test of a new, expanded menu in certain restaurants. Opening costs are incurred in connection with the opening or remodeling of a restaurant and are principally related to stocking the restaurant and training its staff.

     The Company reported a loss on disposition of properties of $330,000 in the third quarter of 2001 as compared to a loss of $582,000 for the third quarter in 2000. For the first nine months of 2001, the Company reported a loss on disposition of properties of $1,101,000 as compared to a loss on disposition of properties of $1,036,000 for the same period in 2000.

     The Company reported a provision for divestitures and write-down of long-lived assets of $9,228,000 for the quarter ended September 30, 2001 and $9,417,000 for the nine months ended September 30, 2001. These costs are primarily comprised of the $8,149,000 write-down related to the Company's planned sale of its 14 Hamburger Hamlet restaurants and the $1,079,000 write-down related to the sale of another restaurant property.

     The Company reported restructuring costs of $522,000 in the third quarter of 2001 and $3,075,000 in the first nine months of 2001. These costs are primarily related to amounts paid to legal and financial advisors in connection with the Company's proposed debt and capital restructuring and accrued severance and related costs due to the second quarter organizational restructuring designed to centralize certain divisional functions, reduce corporate support center costs and gain efficiencies for the Company going forward.

     Interest expense, net for the third quarter of 2001 of $7,098,000 decreased by $33,000 or 0.5% as compared to the same period in 2000. For the first nine months of 2001, interest expense, net of $20,810,000 decreased by $3,470,000 or 14.3% as compared to the same period in 2000. The decrease for the nine-month period is primarily the result of no working capital borrowings required during the first nine months of 2001 and increased interest income on invested cash balances.

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

Selected Division Operating Data.
--------------------------------

     The following table sets forth certain information regarding (i) the Company; (ii) its ongoing Chi-Chi's restaurant division, Koo Koo Roo restaurant division and other operating restaurants; and (iii) the El Torito restaurant division divested on June 28, 2000. At September 30, 2001, the Company's Chi-Chi's restaurant division operated 139 full-service restaurants, the Company's Koo Koo Roo restaurant division operated 50 fast-casual and full-service restaurants and the Company also operated two other restaurants for a total of 191.

                                                                                     For the Quarters Ended
                                                                       -----------------------------------------------
                                                                        Sept. 30,         Sept. 24,         Sept. 26,
                                                                          2001              2000              1999
                                                                       ------------      -----------        ----------
                                                                         ($ in thousands, except average check amount)
Chi-Chi's Restaurant Division
-----------------------------
Restaurants Open at End of Period:
      Owned/operated                                                          139               143               152
      Franchised and Licensed                                                   7                13                13
Sales                                                                     $50,624           $54,195          $ 56,894
Restaurant Level Cashflow (a)                                               5,227             4,156             5,290
Divisional EBITDA (b)                                                       2,337               999             1,900
Percentage increase (decrease) in comparable restaurant sales                (5.0)%            (0.2)%            (1.0)%
Average check (excluding alcoholic beverage sales)                        $ 10.86           $ 10.00          $   9.24

Koo Koo  Roo Restaurant  Division (c)
-------------------------------------
Restaurants Open at End of Period:
      Owned/operated                                                           50                57                56
      Franchised and Licensed                                                   -                 -                 1
Sales                                                                     $19,041           $21,272          $ 21,677
Restaurant Level Cashflow (a)                                               1,962             2,083             2,335
Divisional EBITDA (b)                                                         757               571               927
Percentage decrease in comparable restaurant sales                           (5.6)%            (4.3)%            N.A.
Average check (Koo Koo Roo restaurants only)                              $  9.70           $  9.37          $   9.11

Other Operating Restaurants
---------------------------
Restaurants Open at End of Period:
      Owned/operated                                                            2                 6                 5
      Franchised and Licensed                                                   -                 -                 -
Sales                                                                     $ 1,199           $ 1,663          $  1,635
Restaurant Level Cashflow (a)                                                  52                (1)               62
Divisional EBITDA (b)                                                        (860)             (657)              (23)

Ongoing Operations
------------------
Restaurants Open at End of Period:
      Owned/operated                                                          191               206               213
      Franchised and Licensed                                                   7                13                14
Sales                                                                     $70,864           $77,130          $ 80,206
Restaurant Level Cashflow (a)                                               7,241             6,288             7,687
Divisional EBITDA (b)                                                       2,234               913             2,804

Divested Operations (d)
-----------------------
Restaurants Open at End of Period:
      Owned/operated                                                            -                 -                94
      Franchised and Licensed                                                   -                 -                 8
Sales                                                                     $     -           $   910          $ 54,058
Restaurant Level Cashflow (a)                                                   -              (123)            8,278
Divisional EBITDA (b)                                                           -              (256)            5,592

Total Company
-------------
Restaurants Open at End of Period:
      Owned/operated                                                          191               206               307
      Franchised and Licensed                                                   7                13                22
Sales                                                                     $70,864           $78,040          $134,264
EBITDA (e)                                                                  2,172               638             8,328

                                                                                      For the Nine Months Ended
                                                                         -----------------------------------------------
                                                                          Sept. 30,          Sept. 24,         Sept. 26,
                                                                            2001               2000              1999
                                                                         ----------          ---------         ---------
                                                                          ($ in thousands, except average check amount)
Chi-Chi's Restaurant Division
-----------------------------
Restaurants Open at End of Period:
      Owned/operated                                                            139               143               152
      Franchised and Licensed                                                     7                13                13
Sales                                                                      $156,683          $166,050          $174,599
Restaurant Level Cashflow (a)                                                12,442            13,727            16,189
Divisional EBITDA (b)                                                         3,194             3,964             5,319
Percentage increase (decrease) in comparable restaurant sales                  (3.1)%             0.4 %             0.5 %
Average check (excluding alcoholic beverage sales)                         $  10.85          $   9.68          $   9.17

Koo Koo  Roo Restaurant  Division (c)
-------------------------------------
Restaurants Open at End of Period:
      Owned/operated                                                             50                57                56
      Franchised and Licensed                                                     -                 -                 1
Sales                                                                      $ 60,909          $ 65,389          $ 66,445
Restaurant Level Cashflow (a)                                                 5,996             7,451             7,895
Divisional EBITDA (b)                                                         1,753             2,825             3,578
Percentage decrease in comparable restaurant sales                             (4.6)  %          (3.7)%            N.A.
Average check (Koo Koo Roo restaurants only)                               $   9.69          $   9.28          $   8.98

Other Operating Restaurants
---------------------------
Restaurants Open at End of Period:
      Owned/operated                                                              2                 6                 5
      Franchised and Licensed                                                     -                 -                 -
Sales                                                                      $  3,782          $  5,161          $  4,307
Restaurant Level Cashflow (a)                                                   100               172               236
Divisional EBITDA (b)                                                        (3,049)             (621)              (43)

Ongoing Operations
------------------
Restaurants Open at End of Period:
      Owned/operated                                                            191               206               213
      Franchised and Licensed                                                     7                13                14
Sales                                                                      $221,374          $236,600          $245,351
Restaurant Level Cashflow (a)                                                18,538            21,350            24,320
Divisional EBITDA (b)                                                         1,898             6,208             8,854

Divested Operations (d)
-----------------------
Restaurants Open at End of Period:
      Owned/operated                                                              -                 -                94
      Franchised and Licensed                                                     -                 -                 8
Sales                                                                 $           -          $112,409          $163,486
Restaurant Level Cashflow (a)                                                     -            18,668            26,602
Divisional EBITDA (b)                                                             -            12,984            17,742

Total Company
-------------
Restaurants Open at End of Period:
      Owned/operated                                                            191               206               307
      Franchised and Licensed                                                     7                13                22
Sales                                                                $      221,374          $349,009          $408,837
EBITDA (e)                                                                    1,754            19,065            26,414

(a) Restaurant Level Cashflow with respect to any operating division represents Divisional EBITDA (as defined below) before general and administrative expenses and any net franchise profit or miscellaneous income (expense) reported by the respective division.
(b) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, interest, taxes, depreciation and amortization. Corporate general and administrative expenses that would have been allocated to the El Torito Division prior to the sale of that division are being charged to Other Operating Restaurants subsequent to the sale so as not to distort the year-over-year comparisons of the Chi-Chi's and Koo Koo Roo Restaurant Divisions.
(c) Includes both Koo Koo Roo and Hamburger Hamlet restaurant operations which were acquired on October 30, 1998. On October 23, 2001, FRI-MRD entered into an agreement to sell the Hamburger Hamlet restaurant operations. See "--A. Liquidity. 4. Other."
(d) Divested Operations represents the results of the El Torito Division until it was divested on June 28, 2000.
(e) EBITDA is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
------

Interest Rate Risk
------------------

     The Company's primary exposure to financial market risks is the impact that interest rate changes could have on the Foothill Credit Facility, under which no working capital borrowings were outstanding as of September 30, 2001 and November 9, 2001. Borrowings under the Foothill Credit Facility bear interest at the prime rate as announced by Wells Fargo Bank plus 1.875% for borrowings less than or equal to $10 million and at the prime rate plus 2.875% for borrowings greater than $10 million.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
------

     On January 26, 2001, a purported stockholder of the Company initiated a stockholder derivative suit against the Company and Mr. Relyea, in the Superior Court of the State of California for the County of Orange, seeking, among other things, compensatory damages, a constructive trust, punitive damages and attorneys' fees. The suit arose out of the sale by AIF II, L.P. on December 29, 2000, of 95,831,997 shares of the Company's common stock to Mr. Relyea for a cash purchase price of $15,000. Mr. Relyea is the Company's Chief Executive Officer, President and Chairman of the Board of Directors. The suit alleged that Mr. Relyea improperly usurped the stock purchase opportunity from the Company and also alleges constructive fraud.

     On February 13, 2001, a similar stockholder derivative suit was filed in the Superior Court of the State of California for the County of Orange by another purported stockholder against the Company and Mr. Relyea. This suit arose out of the same set of facts as the suit filed on January 26, 2001 and sought similar damages and fees. On April 25, 2001, the court ruled that the two cases were related and would proceed before the same judge. However, on June 28, 2001, the court in the case filed on February 13, 2001 granted the plaintiff's request to dismiss his complaint without prejudice. While the Company and Mr. Relyea believe that there exist valid defenses to each of the claims asserted, it was determined that a potentially successful defense of the suit would likely be more expensive than settlement.

     The Company, Mr. Relyea, and the plaintiff in the suit filed on January 26, 2001 recently agreed to a settlement in principal, by which Mr. Relyea will agree to certain restrictions on the sale of the block of the Company's stock purchased on December 29, 2000. Without admitting liability, the Company and Mr. Relyea would agree not to oppose an application for attorney's fees by plaintiff's counsel of $99,000 as part of the contemplated settlement. Approval of the Superior Court will be sought for the settlement. It is expected that the cost of the settlement will be covered by insurance.

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

Item 2.  Changes in Securities and Use of Proceeds
------

     None.

Item 3.  Defaults Upon Senior Securities
------

     The Company has failed to pay the interest that came due February 1, 2001 and August 1, 2001 with respect to the Prandium Notes. Under the terms of the Prandium Notes, the grace periods for the payment of interest due February 1, 2001 and August 1, 2001 has expired. In addition, the Company's subsidiary FRI-MRD Corporation has failed to pay the interest due January 31, 2001 and

July 31, 2001 with respect to the FRI-MRD Notes. Under the terms of the FRI-MRD Notes, the grace periods for the payment of interest due January 31, 2001 and July 31, 2001 have expired. Under the terms of the note agreements governing the FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became "Events of Default" and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. The unpaid principal amount on the FRI-MRD Notes as of November 14, 2001 amounted to $99,000,000 and the amount of interest due and not paid on the FRI-MRD Notes as of November 14, 2001 amounted to $18,912,000. The unpaid principal amount on the Prandium Notes as of November 14, 2001 amounted to $134,356,000 and the amount of interest due and not paid on the Prandium Notes as of November 14, 2001 amounted to $17,407,000. The effect of these Events of Default on the Company will depend on the results of the negotiations described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations A. Liquidity" including a successful capital restructuring of the Company and its subsidiaries.

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

         *2 (d) Stock Purchase Agreement dated as of October 23, 2001, by and between FRI-MRD Corporation and Othello Holding Corporation.

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

         10  (a)  Letter Agreement, effective as of March 29, 2001 by and among
                  Foothill Capital Corporation, FRI-MRD Corporation and Chi-Chi's, Inc. (Filed as Exhibit 10 (x) to the Company's Form 10-K filed with the SEC on April 2, 2001.)

         10  (b)  Letter Agreement, effective as of May 15, 2001 by and among
                  Foothill Capital Corporation, FRI-MRD Corporation and Chi-Chi's, Inc. (Filed as Exhibit 10 (b) to the Company's Form 10-Q filed with the SEC on May 16, 2001.)

         10  (c)  Letter Agreement, effective as of June 15, 2001 by and among
                  Foothill Capital Corporation, FRI-MRD Corporation and Chi-Chi's, Inc. (Filed as Exhibit 99.1 to the Company's Form 8-K filed with the SEC on June 20, 2001.)

        *10 (d) Letter Agreement, effective as of October 18, 2001 by and among Foothill Capital Corporation, the Company, FRI-MRD Corporation and certain of its subsidiaries.

        *10 (e) Letter Agreement, dated as of November 7, 2001 by and among the Company, FRI-MRD Corporation and MacKay Shields Financial Corporation.

     (b)  Reports on Form 8-K.

          On August 3, 2001, the Company filed a report on Form 8-K announcing that it had elected not to make interest payments on certain of its debt and the debt of FRI-MRD Corporation.

______________
* Filed herewith.

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

Date:  November 14, 2001