Form 10-K
period 2001-12-30
PRANDIUM INC
filed 2002-04-01
CIK 813856

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 33-14051
                                                --------

                                 [LOGO] PRANDIUM INC.

Incorporated in Delaware        I.R.S. Employer Identification No. 33-0197361

                      2701 Alton Parkway, Irvine, CA 92606
                            Telephone: (949) 863-8500

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.
                                                          Yes [X]     No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 22, 2002 was approximately $667,000. All directors, officers and more than 10% stockholders of registrant are deemed affiliates of registrant for the purpose of calculating such aggregate market value. The registrant, however, does not represent that such persons, or any of them, would be deemed "affiliates" of the registrant for any other purpose under the Securities Exchange Act of 1934 or the Securities Act of 1933.

As of March 22, 2002, the registrant had issued and outstanding 180,380,513 shares of common stock, $.01 par value per share.

                                 PRANDIUM, INC.

                                    FORM 10-K

                   For the Fiscal Year Ended December 30, 2001

                                      INDEX

                                                                                       Page
                                                                                       umbers
                                                                                       ------
PART I
     Item 1.          Business........................................................     3
     Item 2.          Properties......................................................    15
     Item 3.          Legal Proceedings...............................................    18
     Item 4.          Submission of Matters to a Vote of Security Holders.............    19

PART II
     Item 5.          Market for the Registrant's Common Equity and
                          Related Stockholder Matters.................................    20
     Item 6.          Selected Financial Data.........................................    22
     Item 7.          Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.........................    24
     Item 8.          Financial Statements and Supplementary Data.....................    43
     Item 9.          Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure.........................    43

PART III
     Item 10.         Directors and Executive Officers of the Registrant..............    44
     Item 11.         Executive Compensation..........................................    46
     Item 12.         Security Ownership of Certain Beneficial Owners
                          and Management..............................................    50
     Item 13.         Certain Relationships and Related Transactions..................    51

PART IV
     Item 14.         Exhibits, Financial Statement Schedules, and
                          Reports on Form 8-K.........................................    53
     Signatures     ..................................................................    59

                                 PRANDIUM, INC.
                                 --------------

                                     PART I
                                     ------

Item 1. BUSINESS
        --------

Background

     Prandium, Inc., formerly known as Koo Koo Roo Enterprises, Inc. and as Family Restaurants, Inc. (together with its subsidiaries, the "Company"), was incorporated in Delaware in 1986. The Company is primarily engaged in the operation of restaurants in the full-service and fast-casual segments. Information relating to periods ending prior to October 30, 1998 included in this report relates to the historical operations of Family Restaurants, Inc. and, except as otherwise indicated, does not reflect the operations of Koo Koo Roo, Inc., a Delaware corporation ("KKR") and KKR's previously wholly owned subsidiary The Hamlet Group, Inc., a California corporation ("Hamlet"), both of which the Company acquired on October 30, 1998. At December 30, 2001, the Company operated 190 restaurants in 21 states, approximately 65% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 7 restaurants outside the United States.

Defaults on Indebtedness, Effect on Liquidity and Operations and Going Concern

     During 1999 and the first half of fiscal 2000, the Company explored several financing transactions and other strategic alternatives in an effort to meet its debt service requirements. This process culminated in the sale to Acapulco Acquisition Corp. ("Acapulco") of the El Torito restaurant division on June 28, 2000 (the "El Torito Sale"). A portion of the net cash proceeds from that transaction was used to pay indebtedness of $25.9 million outstanding under the Company's credit facility (the "Foothill Credit Facility") with Foothill Capital Corporation ("Foothill"). In addition, Acapulco assumed $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, as part of the El Torito Sale. However, even after completion of the El Torito Sale, the Company has continued to be highly leveraged and has significant annual debt service requirements.

     During the second half of fiscal 2000, the Company began considering other alternatives to address its debt service requirements. As a result of discussions and deliberation among the Company and its legal and financial advisors during January 2001 , the Company's subsidiary FRI-MRD Corporation ("FRI-MRD") elected not to pay the semi-annual interest payments due January 31, 2001 and July 31, 2001 and the principal and interest due January 24, 2002 on its outstanding long-term debt (the "FRI-MRD Notes"). The Company also elected not to pay the semi-annual interest payments due February 1, 2001 and August 1, 2001 and the principal and interest due on February 1, 2002 on its outstanding long-term debt composed of 9 3/4% notes and 10 7/8% subordinated notes (collectively, the "Prandium Notes"). Under the terms of the note agreements governing the FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became "Events of Default" and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. In addition, the vesting of the right (whether or not exercised) of the noteholders to accelerate the debt caused an "Event of Default" to occur under the Foothill Credit Facility, and Foothill became entitled to certain additional rights. As a result of these "Events of Default," the Company has classified all debt outstanding under the FRI-MRD Notes and the Prandium Notes (approximately $233.4 million at December 30, 2001) as current in its 2001 consolidated balance sheet.

     The Company is currently negotiating with certain of its creditors, including Foothill and the holders of the FRI-MRD Notes and some of the holders of the Prandium Notes, to reach agreement on a capital restructuring of the Company and its subsidiaries and to that end has negotiated and executed a term sheet (the "Note Term Sheet") on November 7, 2001 and subsequent letter agreement (the "Note Letter Agreement") on March 26, 2002 with an authorized representative of holders of a majority of the FRI-MRD Notes. As currently contemplated, the restructuring would involve a prepackaged plan of reorganization to be implemented through the commencement of cases by the Company and FRI-MRD under chapter 11 of the United States Bankruptcy Code (such cases, a "Reorganization Case") and, either concurrent with or subsequent to the Reorganization Case, the sale of the Hamburger Hamlet restaurant chain. In light of the amount that the Company owes to creditors and the size of the Company's operations, the Company anticipates that, under such a prepackaged plan, there will not be value available for distribution to its current stockholders or the holders of the 10 7/8% subordinated Prandium Notes. The Company does not currently contemplate that the Reorganization Case would involve any of the Company's operating subsidiaries.

     The Company cannot provide any assurance it will be able to reach an acceptable agreement with its creditors on a capital restructuring, on the terms of such an agreement, or on such an agreement's effect on the Company's operations. If the Company cannot reach such an agreement, it will need to consider other alternatives, including, but not limited to, a chapter 11 bankruptcy filing without a prearranged or prepackaged reorganization plan. There can be no assurance that the Company would be able to reorganize successfully in such a proceeding. Under any such circumstances, the Company anticipates that there will not be value available for distribution to its current stockholders or the holders of the 10 7/8% subordinated Prandium Notes. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources--Liquidity."

Hamburger Hamlet Division

     A sale of the Hamburger Hamlet restaurant chain is contemplated by the Note Letter Agreement and the Company's capital restructuring strategy. On October 23, 2001, FRI-MRD entered into an agreement to sell its chain of 14 Hamburger Hamlet restaurants. The agreement was terminated on February 6, 2002 in accordance with its terms. The Company continues to explore and develop opportunities to sell the Hamburger Hamlet restaurant chain and on March 14, 2002 entered into a letter agreement with a prospective purchaser entitling such purchaser to a 30-day exclusive negotiation period.

Change of Control

     On December 29, 2000, Mr. Kevin S. Relyea, the Company's Chairman, Chief Executive Officer and President, acquired approximately 53.1% of the Company's outstanding capital stock pursuant to the terms of a Share Purchase and Sale Agreement by and between Mr. Relyea and AIF

II, L.P., dated December 29, 2000. Mr. Relyea purchased 95,831,997 outstanding shares of common stock held by AIF II, L.P. for an aggregate consideration of $15,000 in cash. After giving effect to the acquisition, Mr. Relyea owns approximately 53.7% of the outstanding capital stock of the Company. Prior to effecting the acquisition, Foothill granted a waiver under the change of control provisions of the Foothill Credit Facility. Mr. Relyea's purchase did not trigger the change of control provisions of the Prandium Notes or the FRI-MRD Notes. On January 26, 2001, a stockholder of the Company initiated a stockholder derivative suit arising out of Mr. Relyea's purchase of the common stock. Court approval of a settlement of this matter is currently being sought. It is expected that the cost of settlement will be covered by insurance. See "LEGAL PROCEEDINGS."

     On January 4, 2001, each of David J. Ament, Peter P. Copses, Antony P. Ressler, A. William Allen, III and George G. Golleher resigned from the Company's Board of Directors and the number of directorships was reduced to two. Through May 2001, the number of directorships was increased to six and Messrs. William E. Rulon, Daniel E. Maltby, Donald C. Blough, Khanh T. Tran and Michael
E. Malanga were appointed to fill the vacancies on the Board of Directors.

Sale of El Torito Division

     On June 28, 2000, the Company completed the El Torito Sale in a transaction with an adjusted enterprise value of approximately $129.5 million. As a result of the El Torito Sale, the Company received, after a $0.7 million post-closing adjustment based on a closing balance sheet, $128.8 million, consisting of $114.0 million in cash, the assumption of $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, and $5.0 million deposited in escrow. The Company recorded a pretax gain of $60.7 million in fiscal 2000 as a result of this transaction. A portion of the net cash proceeds was used to pay indebtedness outstanding under the Foothill Credit Facility of $25.9 million. See "--- Sale of El Torito Division on June 28, 2000."

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

     After completion of the Merger, confusion between the Company's prior name, Koo Koo Roo Enterprises, Inc., and the Koo Koo Roo restaurant concept led to numerous misunderstandings within the restaurant industry and among the Company's stockholders, vendors and other audiences. As a result, the Company adopted its current name in April 1999.

Other Historical Events

     On January 10, 1997, the Company entered into the five-year, $35 million Foothill Credit Facility with Foothill to provide for the ongoing working capital needs of the Company. The Foothill Credit Facility replaced the Company's old credit facility (the "Old Credit Facility"). In connection with the Merger, the Foothill Credit Facility was increased to $55 million. As a result of the El Torito Sale, the Foothill Credit Facility was amended and restated to, among other things, reduce the credit facility to a maximum of $20 million (subject to certain limitations). The Foothill Credit Facility is secured by substantially all of the personal property of the Company (other than Hamlet's capital stock) along with $10.2 million of cash collateral and contains covenants that restrict, among other things, the Company's ability to incur debt, pay dividends on or redeem capital stock, make certain types of investments, make dispositions of assets and engage in mergers and consolidations. The Company was not in compliance with certain financial ratios at December 30, 2001, September 30, 2001, July 1, 2001, April 1, 2001 and December 31, 2000. In addition, the vesting of the FRI-MRD noteholders' right to accelerate the debt caused an Event of Default to occur under the provisions of the Foothill Credit Facility. The Company has notified Foothill of all such Events of Default and has entered into forbearance agreements with Foothill through June 30, 2002. The Company and Foothill are also negotiating the terms of a new $15 million credit facility to provide for letters of credit, a line of credit for the ongoing working capital needs of the Company and that would allow the release of the cash collateral held by Foothill. While a term sheet between the parties expired on March 31, 2002, negotiations are continuing with Foothill.

     On August 12, 1997, FRI-MRD issued senior discount notes (the "Senior Discount Notes") in an aggregate face amount of $61 million at a price of approximately 75% of par. The Senior Discount Notes were due on January 24, 2002. No cash interest was payable on the Senior Discount Notes until July 31, 1999, at which time interest became payable in cash semi-annually at the rate of 15% per annum, with the first cash interest payment made on January 31, 2000. The Senior Discount Notes were issued to certain existing holders of the Company's Senior Notes in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash. On January 14 and 15, 1998, FRI-MRD issued an additional $14 million aggregate face amount of the Senior Discount Notes to the same purchasers at a price of 83% of par. FRI-MRD received approximately $11.6 million in cash as a result of this subsequent sale. Proceeds from the sales of the Senior Discount Notes were used to fund the Company's capital expenditure programs and for general corporate purposes. At the filing date of this report, FRI-MRD is in default of the interest and principal payment provisions of the Senior Discount Notes, and the Company has negotiated and executed the Note Term Sheet and Note Letter Agreement regarding a capital restructuring of the Company and its subsidiaries.

     On June 9, 1998, FRI-MRD entered into a Note Agreement pursuant to which on October 30, 1998 FRI-MRD issued $24 million aggregate face amount of MRD Merger Notes at a price of approximately 90% of par resulting in net proceeds of $21.7 million. The MRD Merger Notes were due on January 24, 2002. No cash interest was payable on the MRD Merger Notes until July 31, 1999, at which time interest became payable in cash semi-annually at the rate of 14% per annum with the first cash interest payment made on January 31, 2000. Proceeds from the sale of the MRD Merger Notes were used exclusively to purchase all of the outstanding shares of Hamlet, and the MRD Merger Notes are secured by all of the outstanding shares of Hamlet. At the filing date of this report, FRI-MRD is in default of the interest and principal payment provisions of the MRD Merger Notes, and the Company has negotiated and executed the Note Term Sheet and Note Letter Agreement regarding a capital restructuring of the Company and its subsidiaries.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources--Liquidity."

Restaurant Operations

     The Company operated 190 restaurants primarily under the Chi-Chi's, Koo Koo Roo and Hamburger Hamlet concepts at December 30, 2001. The Chi-Chi's restaurants serve moderately priced, high-quality Mexican food and a wide selection of alcoholic and non-alcoholic beverages. Koo Koo Roo restaurants are in the emerging restaurant category of fast-casual restaurants that serve meals with the convenience and value associated with quick service, but the quality, freshness and variety associated with casual, full-service dining restaurants. The Hamburger Hamlet restaurants are full-service casual dining restaurants known for their quality service and their extensive variety of distinctive products.

     The average food check per person for Chi-Chi's and Hamburger Hamlet (excluding alcoholic beverage sales) for 2001 on an unweighted basis is as follows:

Chi-Chi's                 $10.98
Hamburger Hamlet           10.18

The average transaction charge for Koo Koo Roo for 2001 on an unweighted basis was $9.82.

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

Employees

     At December 30, 2001, the Company had a total of 9,945 employees, of whom 9,148 were restaurant employees, 634 were field management and 163 were corporate personnel. Employees are paid on an hourly basis, except restaurant managers, corporate and field management and administrative personnel. Restaurant employees include a mix of full-time and part-time, mostly hourly personnel, enabling the Company to provide services necessary during hours of restaurant operations. The Company has not experienced any significant work stoppages and believes its labor relations are good.

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

     Koo Koo Roo restaurants participate in the quick-service segment which is highly competitive with respect to price, service and location. In addition, the quick-service segment is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous competitors, including those in the casual dining and quick-service segment have introduced products, including products featuring chicken, that were developed to capitalize on growing consumer preference for food products that are, or are perceived to be, more healthful, nutritious, lower in calories and lower in fat content. Management believes that Koo Koo Roo will be subject to increased competition from companies whose products or marketing strategies address these consumer preferences. There can be no assurance that consumers will regard the Koo Koo Roo products as sufficiently distinguishable from competitive products (such as, for example, those offered by El Pollo Loco and Boston Market) or that substantially equivalent products will not be introduced by existing or new competitors.

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

     The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately 43% of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective September 1, 1997, the Federal minimum wage was increased from $4.75 to $5.15. However, a provision of this law effectively froze the minimum wage for tipped employees at then current levels by increasing the allowable tip credit in those states that allow for a tip credit. Furthermore, in California, the state's minimum wage was increased to $5.00 on March 1, 1997 and further increased to $5.75 on March 1, 1998. In October 2000, the California Industrial Welfare Commission voted to increase the state's minimum wage by 50(cent) on January 1, 2001 with another 50(cent) increase on January 1, 2002 to the current rate of $6.75 per hour. No Federal minimum wage increases are currently scheduled for 2002. In response to previous minimum wage increases, the Company has implemented various menu price increases.

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

     Currently, the Company franchises and licenses 7 restaurants internationally. See "-- Franchised and Licensed Restaurants." The Company believes the franchised restaurants are operating in substantial compliance with applicable laws and regulations governing such operations.

Trademarks and Service Marks

     The Company regards its trademarks and service marks as important to the identification of its restaurants and believes that they have significant value in the conduct of its business. The Company has registered various trademarks and service marks with the United States Patent and Trademark Office. In addition to its Federal registrations, certain trademarks and service marks have been registered in various states and selected international markets in which the Company operates restaurants. Also, many of the Company's menus, training manuals, web sites and other printed manuals utilized in conjunction with its business are copyrighted.

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

     In April 1999, KKR entered into a Master License and Development Agreement with 1337855 Ontario, Inc., a Canadian company ("Ontario") which, among other things, granted to Ontario an exclusive right and license to develop Koo Koo Roo restaurants throughout Canada. KKR terminated, effective April 2001, the Master License and Development Agreement due to Ontario's failure to comply with the development schedule set forth therein.

     In April 1999, KKR entered into an Amended and Restated License Agreement with KKR Management Company LLC ("Management Company") which, among other things, granted to Management Company an exclusive right and license to develop Koo Koo Roo restaurants throughout England. KKR terminated, effective December 2001, the Amended and Restated License Agreement due to Management Company's failure to comply with the development schedule set forth therein.

     In May 2000, KKR entered into a Second Amendment to License Agreement with Koo Koo Roo Israel Ltd., LLC ("Israel Ltd.") which further amended a License Agreement, originally entered into between the parties in May 1998, and amended in July 1998. Among other things, the License Agreement and the two amendments granted to Israel Ltd. an exclusive right and license to develop Koo Koo Roo restaurants throughout Israel. KKR terminated, effective December 2001, the License Agreement, as amended, due to Israel Ltd.'s failure to comply with the development schedule set forth therein.

     As described above, under existing license and other franchise agreements, 7 Chi-Chi's restaurants are operated in international markets. There were no franchise and license fees paid to the Company for the year ended December 30, 2001. This compares to $101,000 for the year ended December 31, 2000 and $190,000 for the year ended December 26, 1999, which were entirely related to franchisees of the El Torito Division prior to its sale.

Sale of El Torito Division on June 28, 2000

     On June 28, 2000, the Company completed the El Torito Sale in a transaction with an adjusted enterprise value of approximately $129.5 million. At June 28, 2000, the El Torito Division operated 97 full-service restaurants and four fast-casual restaurants in eleven states and franchised and licensed eleven restaurants outside the United States. All but two full-service restaurants and none of the four fast-casual restaurants were included in the El Torito Sale. As a result of the El Torito Sale, the Company received, after a $0.7 million post-closing adjustment based on a closing balance sheet, $128.8 million, consisting of $114.0 million in cash, the assumption of $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, and $5.0 million deposited in escrow. The Company recorded a pretax gain of $60.7 million in fiscal 2000 as a result of this transaction. A portion of the net cash proceeds was used to pay indebtedness outstanding under the Foothill Credit Facility of $25.9 million. In connection with the El Torito Sale, the Company and FRI-MRD have agreed, subject to certain limitations, to indemnify Acapulco against certain losses if they occur, primarily related to events prior to the closing. Acapulco has agreed to indemnify the Company, with certain exceptions, for certain events occurring after the closing.

     The 95 full-service El Torito Division restaurants that were sold generated sales of $112,409,000 and $214,681,000 for the six months and two days ended June 27, 2000 (through the date of sale) and the year ended December 26, 1999, respectively, and produced El Torito Division operating income of $5,411,000 and $6,458,000, respectively. Such operating income included charges for allocated corporate general and administrative expenses of $2,889,000 and $5,515,000 for the six months and two days ended June 27, 2000 and the year ended December 26, 1999, respectively. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources.

Certain Risk Factors

Defaults on Indebtedness, Effect on Liquidity and Operations and Going Concern

     During 1999 and the first half of fiscal 2000, the Company explored several financing transactions and other strategic alternatives in an effort to meet its debt service requirements. This process culminated in the El Torito Sale on June 28, 2000. A portion of the net cash proceeds from that transaction was used to pay indebtedness of $25.9 million outstanding under the Foothill Credit Facility. In addition, Acapulco assumed $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, as part of the El Torito Sale. However, even after completion of the El Torito Sale, the Company has continued to be highly leveraged and has significant annual debt service requirements.

     During the second half of fiscal 2000, the Company began considering other alternatives to address its debt service requirements. As a result of discussions and deliberation among the Company and its legal and financial advisors during January 2001, FRI-MRD elected not to pay the semi-annual interest payments due January 31, 2001 and July 31, 2001 and the principal and interest due January 24, 2002 on the FRI-MRD Notes. The Company also elected not to pay the semi-annual interest payments due February 1, 2001 and August 1, 2001 and the principal and interest due on February 1, 2002 on the Prandium Notes. Under the terms of the note agreements governing the FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became "Events of Default" and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. In addition, the vesting of the right (whether or not exercised) of the noteholders to accelerate the debt caused an "Event of Default" to occur under the Foothill Credit Facility, and Foothill became entitled to certain additional rights. As a result of these "Events of Default," the Company has classified all debt outstanding under the FRI-MRD Notes and the Prandium Notes (approximately $233.4 million at December 30, 2001) as current in its 2001 consolidated balance sheet.

     The Company is currently negotiating with certain of its creditors, including Foothill and the holders of the FRI-MRD Notes and some of the holders of the Prandium Notes, to reach agreement on a capital restructuring of the Company and its subsidiaries and to that end has negotiated and executed the Note Term Sheet and Note Letter Agreement with an authorized representative of holders of a majority of the FRI-MRD Notes. As currently contemplated, the restructuring would involve the Reorganization Case and, either concurrent with or subsequent to the Reorganization Case, the sale of the Hamburger Hamlet restaurant chain. In light of the amount that the Company owes to creditors and the size of the Company's operations, the Company anticipates that, under such a prepackaged plan, there will not be value available for distribution to its current stockholders or the holders of the 10 7/8% subordinated Prandium Notes. The Company does not currently contemplate that the Reorganization Case would involve any of the Company's operating subsidiaries.

     The Company cannot provide any assurance it will be able to reach an acceptable agreement with its creditors on a capital restructuring, on the terms of such an agreement, or on such an agreement's effect on the Company's operations. If the Company cannot reach such an agreement, it will need to consider other alternatives, including, but not limited to, a chapter 11 bankruptcy filing without a prearranged or prepackaged reorganization plan. There can be no assurance that the Company would be able to reorganize successfully in such a proceeding. Under any such circumstances, the Company anticipates that there will not be value available for distribution to its current stockholders or the holders of the 10 7/8% subordinated Prandium Notes. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources--Liquidity."

Ability to Sell Hamburger Hamlet

     The Note Term Sheet contemplated that the sale of the Hamburger Hamlet restaurant chain would occur prior to the closing of the Reorganization Case. The Note Letter Agreement that modified the Note Term Sheet removed this requirement though added certain restrictions on the operation of the Hamburger Hamlet restaurant chain. However, the sale of the Hamburger Hamlet restaurants still remains part of the Company's capital restructuring strategy, and, therefore, the Company must find an acceptable purchaser. While the Company has entered into a letter agreement with a prospective purchaser entitling such purchaser to a 30-day exclusive negotiation period, there can be no guarantee that the Company will be able to sell the Hamburger Hamlet restaurant chain on acceptable terms.

Substantial Leverage and Ability to Service Debt

     The Company currently has a significant amount of indebtedness under which it is currently in default. See "-- Defaults on Indebtedness, Effect on Liquidity and Operations and Going Concern." The following chart shows certain important credit statistics as of the dates specified below:

                                                  For the Years Ended
                                              ---------------------------
                                              December 30,   December 31,
                                                  2001           2000
                                              ------------   ------------
                                                 ($ in thousands)

Total debt                                     $ 235,238      $ 237,756
Stockholders' deficit                           (162,654)       (99,377)
Deficiency of losses to cover fixed charges      (62,942)      (101,801)

This substantial indebtedness, if not restructured, could have important consequences. For example, it could:

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

History of Losses

     For the years ended December 30, 2001, December 31, 2000 and December 26, 1999, the Company recorded net losses of $63.3 million, $41.8 million and $36.5 million, respectively. For the same periods, the Company recorded operating losses of $ 34.7 million, $71.0 million and $4.6 million, respectively. Although the Company believes that the completion of a successful capital restructuring would eliminate significant interest costs in the future and that other strategic initiatives could result in improvements to operations, there can be no assurance that the Company will achieve profitable operations in the future.

Future Growth and Financing

     If the Company successfully restructures its debt, the Company anticipates that its future business strategy will include remodeling existing Chi-Chi's and Koo Koo Roo restaurants and developing new restaurants, which may include future development, construction and renovation projects. The extent and timing of any such projects will depend upon various factors, including available cash flow, restrictions under the Company's debt instruments, the ability to obtain additional financing (including landlord contributions) and the availability of suitable locations, many of which are beyond the Company's control. In addition, the Company is subject to the risks inherent in any development activity, including, but not limited to, disruption of existing operations, delays in receipt of permits, licenses or other regulatory approvals, shortages of materials or skilled labor, work stoppages, and weather interferences, any of which could delay development or result in substantial cost increases.

Control by Principal Stockholder

     Mr. Kevin S. Relyea, the Company's Chief Executive Officer, President and Chairman of the Board of Directors owns approximately 53.7% of the Company's outstanding common stock and has the ability to control the election of directors and the results of virtually all other matters submitted to a vote of the stockholders. Such concentration of ownership, together with the anti-takeover effects of certain provisions in the Delaware General Corporate Law and the Company's charter documents, may have the effect of delaying or preventing a change of control of the Company.

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

Forward Looking Statements

     This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act including, in particular, statements about the Company's plans, strategies, and prospects, including plans for reorganization. When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions are intended to identify in certain circumstances, forward looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the forward looking statements made in this document are set forth above and elsewhere in this document and in the documents incorporated herein by reference. Given these uncertainties, the Company cautions against undue reliance on such statements or projections. The Company does not undertake any obligation to update these forward looking statements or projections. All forward looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by the preceding cautionary statements. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Item 2. PROPERTIES
        ----------

     Of the 190 restaurants operated by the Company as of December 30, 2001, the Company owned the land and buildings for 19, owned the buildings and leased the land for 42 and leased both land and buildings for the remaining 129 restaurants. The full-service restaurants are primarily free-standing units ranging from approximately 5,000 to 11,000 square feet. KKR restaurants generally approximate 2,700 to 3,100 square feet. Most of the leases provide for the payment of a base rental or approximately 5% to 6% of gross sales, whichever is greater, plus real estate taxes, insurance and other expenses.

     The leases (assuming exercise of all options) have terms expiring as follows:

                                   Number of
Lease Expiration                  Restaurants
----------------                  -----------

2002-2006                               13
2007-2011                               26
2012-2016                               41
2017-2021                               21
2022 and later                          70
                                       ---
     Total                             171
                                       ===

     In addition, the Company owns a 43,120 square-foot building in Irvine, California which houses support personnel for the Company. Adjacent to this building, the Company completed construction in 2000 of a 4,000 square-foot research and development facility which houses the Company's test kitchen and a quality assurance testing facility. The Company also leases (i) 11,000 square feet of space in a building in Louisville, Kentucky which houses certain Chi-Chi's support functions, (ii) 34,200 square feet of vacant space in Irvine, California for which the lease expires on April 30, 2002 and (iii) various other smaller offices and warehouses.

     Substantially all of the Company's assets have been pledged under the Foothill Credit Facility (other than owned restaurants and Hamlet's capital stock). However, of the 61 owned restaurants at December 30, 2001 (buildings or land and buildings), one was subject to a security interest in favor of a third party.

     Approximately 25% of the Company's restaurants are located in California. Revenues are dependent on discretionary spending by consumers, particularly by consumers living in the communities in which the restaurants are located. A significant weakening in any of the local economies in which the restaurants operate (particularly California) may cause the residents of such communities to curtail discretionary spending which, in turn, could have a material effect on the results of operations and financial position of the entire Company. In addition, the results achieved to date by the Koo Koo Roo restaurants in the core Southern California market may not be indicative of the prospects or market acceptance of a larger number of restaurants, particularly in wider and more geographically dispersed areas with varied demographic characteristics. The Company's geographic concentration of restaurants could have a material adverse effect on its financial condition and results of operations. The following table details the Company-operated restaurants by state of operation as of December 30, 2001:

                                                                       Total
                                              Hamburger              Number of
                  Chi-Chi's    Koo Koo Roo     Hamlet      Other    Restaurants
                  ---------    -----------    ---------    -----    -----------

California             0           36            10          1           47
Ohio                  28            0             0          0           28
Pennsylvania          23            0             0          0           23
Indiana               13            0             0          0           13
Michigan              13            0             0          0           13

Maryland               8            0             2          0           10
Wisconsin             10            0             0          0           10
Virginia               6            0             2          0            8
Minnesota              7            0             0          0            7
New Jersey             7            0             0          0            7

Iowa                   4            0             0          1            5
Kentucky               4            0             0          0            4
Illinois               3            0             0          0            3
Massachusetts          3            0             0          0            3
West Virginia          3            0             0          0            3

Connecticut            1            0             0          0            1
Delaware               1            0             0          0            1
Kansas                 1            0             0          0            1
Nevada                 0            0             0          1            1
New York               1            0             0          0            1
South Dakota           1            0             0          0            1
                     ---           --            --          -          ---

     Total           137           36            14          3          190
                     ===           ==            ==          =          ===

     Not including restaurants sold as part of an operating division, during the past five years the Company has divested more than 90 restaurants, and the Company currently has a substantial portfolio of closed, subleased and assigned properties. Because the ability of any particular acquiror to satisfy its obligations under any subleased or assigned lease depends on its ability to generate sufficient revenues in the acquired restaurant, there can be no assurance that the Company will not incur significant and unplanned costs in connection with such leases. It is expected that ongoing divestment activities will add to this portfolio of closed, subleased and assigned properties. From time to time, the Company has been required to reassume leases associated with these properties, but it has generally been able to relet them within a reasonable period of time. As of December 30, 2001, the Company was attempting to lease four closed properties with an annual carrying cost of $0.4 million. The failure to relet such leases on favorable economic terms, or at all, or increases in the carrying costs associated with such leases, could have a material adverse effect on the Company's financial condition and results of operations.

Item 3. LEGAL PROCEEDINGS
        -----------------

     On January 26, 2001, a purported stockholder of the Company initiated a stockholder derivative suit against the Company and Mr. Relyea, in the Superior Court of the State of California for the County of Orange, seeking, among other things, compensatory damages, a constructive trust, punitive damages and attorneys' fees. The suit arose out of the sale by AIF II, L.P. on December 29, 2000, of 95,831,997 shares of the Company's common stock to Mr. Relyea for a cash purchase price of $15,000. Mr. Relyea is the Company's Chief Executive Officer, President and Chairman of the Board of Directors. The suit alleged that Mr. Relyea improperly usurped the stock purchase opportunity from the Company and also alleged constructive fraud.

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

     The Company, Mr. Relyea, and the plaintiff in the suit filed on January 26, 2001 have executed a Stipulated Settlement of Derivative Claims, under which Mr. Relyea agreed to certain restrictions on the sale of the block of the Company's stock purchased on December 29, 2000. Without admitting liability, the Company and Mr. Relyea agreed not to oppose an application for attorney's fees by plaintiff's counsel of $99,000 as part of the settlement. On March 14, 2002, the Board of Directors voted to approve the Stipulated Settlement of Derivative Claims, with Mr. Relyea abstaining from voting. The plaintiff recently filed a Motion to Approve Settlement of Action and for an Award of Attorney's Fees. The Superior Court is currently scheduled to hold a hearing on this motion on April 9, 2002. It is expected that the cost of the settlement will be covered by insurance.

     The Company is involved in various other litigation matters incidental to its business. The Company does not believe that any of the claims or actions filed against it will have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     None.

                                     PART II
                                     -------

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        -----------------------------------------------------------------
        MATTERS
        -------

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

                                     High         Low
                                     ----         ---

Year Ended December 2000
      First Quarter..............   $0.5400     $0.1450
      Second Quarter.............   $0.4000     $0.2100
      Third Quarter..............   $0.2400     $0.1150
      Fourth Quarter.............   $0.1450     $0.0550
Year Ended December 2001
      First Quarter .............   $0.1450     $0.0220
      Second Quarter ............   $0.0600     $0.0290
      Third Quarter .............   $0.0350     $0.0160
      Fourth Quarter ............   $0.0250     $0.0062

     At March 22, 2002, there were 1,175 stockholders of record of Company Common Stock.

     The Securities and Exchange Commission ("SEC") has amended certain rules under the Securities Exchange Act of 1934 regarding the use of a company's discretionary proxy voting authority with respect to stockholder proposals submitted to a company for consideration at such company's next annual meeting. The Company believes the Reorganization Case and the solicitation of consents in connection therewith will serve the purpose of an annual meeting in 2002, and, therefore, a separate annual meeting would be an unnecessary expense. Stockholder proposals submitted to the Company outside the processes of Rule 14a-8 (i.e., the procedures for placing a stockholders' proposal in the Company's proxy materials) will be considered untimely with respect to all subsequent annual meetings of stockholders if received by the Company more than 120 days or less than 90 days prior to the anniversary date of the immediately preceding annual meeting of stockholders.

     The Company has not paid cash dividends to holders of Company Common Stock since its incorporation. The Company has retained, and expects to continue to retain, all available earnings, if any, generated by its operations for the maintenance, development and growth of its business, and does not anticipate paying dividends on Company Common Stock in the foreseeable future. In addition, each of the indentures, as amended, governing the Prandium Notes, the note agreements governing the FRI-MRD Notes and the Foothill Credit Facility restrict or prohibit the Company's ability to pay dividends.

Item 6. SELECTED FINANCIAL DATA (1)
        -----------------------
        ($ in thousands, except per share amounts)

                                                                        As of and for the Years Ended
                                            --------------------------------------------------------------------------------------
                                              Dec. 30,              Dec. 31,        Dec. 26,          Dec. 27,          Dec. 28,
                                                2001                  2000            1999              1998              1997
                                            ------------          ------------    ------------      ------------      ------------
Statement of Operations Data:

Sales                                       $    289,870          $    424,632    $    536,579      $    472,653      $    463,724
Cost of Sales:
   Product cost                                   76,631               113,278         141,881           126,788           123,803
   Payroll and related costs                     103,781               152,670         190,772           165,207           162,807
   Occupancy and other operating expenses         83,932               116,065         139,153           125,177           129,428
Depreciation and amortization                     15,691                22,852          28,031            22,916            22,395
General and administrative expenses               22,099                27,834          32,742            27,417(2)         30,186
Opening costs                                        354                   762           2,879             3,345               188
Loss on disposition of properties, net             1,449                 4,104           5,265             7,993             3,885
Gain on sale of division                               0                60,729               0                 0                 0
Provision for divestitures and write-down
   of long-lived assets                           17,043                58,027             484            27,661             2,640
VCU termination expense (3)                            0                     0               0             4,223                 0
Restructuring costs                                3,610                     0               0                 0                 0
Interest expense, net                             28,222                30,841          31,371            24,659            19,476
Income tax provision                                 335                   700             492               400               509
                                            ------------          ------------    ------------      ------------      ------------
Net loss                                    $    (63,277)         $    (41,772)   $   (36,491)      $    (63,133)     $    (31,593)
                                            ============          ============    ============      ============      ============

Net loss per share-basic and diluted        $      (0.35)         $      (0.23)   $     (0.20)      $      (0.48)     $      (0.26)
                                            ============          ============    ============      ============      ============

Weighted average shares outstanding -
   basic and diluted                         180,380,513           180,380,513     180,380,513       131,309,797       121,515,391
                                            ============          ============    ============      ============      ============

Balance Sheet Data:

Working capital deficiency (4)              $   (261,219)(5)(6)   $    (12,265)   $   (28,415)(7)   $    (74,116)     $    (66,412)
Current assets                                    65,738 (6)            63,040          67,613            35,790            45,117
Total assets                                     173,882               220,512         286,633           348,186           289,768
Current liabilities (4)                          326,957 (5)            75,305          96,028           109,906           111,529
Non-current portion of long-term debt,
  including capitalized lease obligations            967               235,696         237,871(8)        237,151           199,955
Common stockholders' deficit                    (162,654)              (99,377)        (57,605)          (21,137)          (26,194)

Selected Consolidated Financial Ratios
and Other Data:

EBITDA (9)                                  $      3,427          $     14,785    $      32,031     $     28,604      $     17,500
Net loss                                         (63,277)              (41,772)        (36,491)          (63,133)          (31,593)
Net cash used in operating activities             (8,725)              (17,760)         (1,202)           (2,495)          (13,105)
Capital expenditures                               5,483                15,622          30,335            27,691            13,588
Net cash provided by (used in) investing
   activities                                    (14,737)               89,632         (32,081)          (41,760)          (16,631)
Net cash provided by (used in) financing
   activities                                     (2,061)              (21,967)         19,176            29,444            28,434
Deficiency of losses to cover fixed
   charges (10)                                  (62,942)             (101,801)        (35,999)          (62,733)          (31,084)
Restaurants open at end of period                    190                   203             308               314               275
Ratio of EBITDA to interest expense, net            0.12x                 0.48x           1.02x             1.14x             0.90x

(1) Reflects the sale of the El Torito Division on June 28, 2000. In addition, the results of operations and financial position of KKR (including Hamlet) have been combined with the results of operations and financial position of the Company from October 30, 1998 forward.

(2) Includes the reversal of accrued management fees of $2,500,000 payable to Apollo that the Company was not required to pay.

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

(4) As of December 27, 1998, the Company has separated its self-insurance reserves into current and long-term portions. Accordingly, working capital (deficiency) and current liabilities are not comparable with the amounts listed for 1997.

(5) The Company elected not to pay the semi-annual interest payments due January 31, 2001 and July 31, 2001 and the principal and interest due January 24, 2002 on the FRI-MRD Notes. The Company also elected not to pay the semi-annual interest payments due February 1, 2001 and August 1, 2001 and the principal and interest due February 1, 2002 on the Prandium Notes. Under the terms of the note agreements governing the FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became Events of Default and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. As a result of these Events of Default, the Company has classified all debt outstanding (approximately $233.4 million) under the FRI-MRD Notes and the Prandium Notes as current in the consolidated balance sheet at December 30, 2001.

(6) Includes the impact of the classification of $15,844,000 in property held for sale related to the Hamburger Hamlet restaurant chain as a current asset in the 2001 consolidated financial statements.

(7) Includes the impact of working capital borrowings classified as a current liability in the 1999 consolidated financial statements and the classification of $55,835,000 in property held for sale related to the El Torito Division as a current asset in the 1999 consolidated financial statements.

(8) Excludes $7,077,000 related to the El Torito Division which is included as a reduction of property held for sale.

(9) EBITDA is defined as earnings (loss) before opening costs, loss on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

(10) For the periods presented, the Company's losses prevented coverage of the fixed charges by the amounts disclosed. For the purposes of calculating the deficiency of earnings (losses) to fixed charges (i) earnings (losses) represent income (loss) before income taxes, fixed charges, gain on sale of division and extraordinary gain on extinguishment of debt and (ii) fixed charges consist of interest on all indebtedness, interest related to capital lease obligations and amortization of debt issuance costs and discounts relating to indebtedness.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

     . determination of any judicial court involved in the restructuring of the Company;

     . the ability of the Company to sell the Hamburger Hamlet restaurant chain on acceptable terms;

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

Critical Accounting Policies

     The Company's financial condition and results of operations are necessarily impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of the Company, and require estimates or other judgments of matters inherently uncertain. Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the consolidated financial statements. (These accounting policies are also discussed in the notes to the consolidated financial statements.)

     1. Impairment of Long-Lived Assets. The Company reviews long-lived assets
        -------------------------------
for impairment when events or circumstances indicate that the carrying amounts may not be recoverable. Assets subject to this review, and for which impairments have been recorded in 2001 or prior years, include property, plant and equipment and costs in excess of net assets of business acquired.

     In determining asset impairments, management must make significant judgments and estimates to calculate the fair value of an asset. Fair value is developed through consideration of several valuation methods including comparison of similar recent sales transactions and discounted cash flow. Discounted cash flow is calculated by estimating future cash flow streams, applying appropriate discount rates to determine the present values of the cash flow streams, and then assessing the probability of the various cash flow scenarios. The impairment is then recorded based on the excess of the carrying value of the asset over fair value.

     Changes in assumptions and estimates included within the impairment reviews could result in significantly different results than those discussed below in Results of Operations and recorded in the consolidated financial statements.

     2. Insurance Reserves. Insurance liabilities and reserves are accounted for
        ------------------
based on actuarial estimates of the amount of loss inherent in that period's claims, including losses for which claims that have not yet been reported. These estimates rely on actuarial calculations of ultimate loss experience for similar historical events and an estimate of incurred but not reported claims. The Company's insurance reserves totaled $7,976,000 at December 30, 2001. Management continually evaluates the potential for changes in loss estimates, both positive and negative, and uses the results of these evaluations to adjust recorded provisions and reserves.

     3. Divestment Reserves. The Company makes decisions to close restaurants
        -------------------
based on their cash flows and anticipated future profitability. Losses on disposition of properties are recognized when a commitment to divest a restaurant property is made by the Company and include estimated carrying costs through the expected disposal date. These divestment charges represent a liability for the net present value of any remaining lease obligations, including executory costs, after the expected closure dates, net of estimated sublease income, if any. These estimates of future costs often require significant judgments and estimates by management and could be materially affected by factors such as the Company's ability to secure subleases and the Company's success at negotiating early termination agreements with lessors. While management believes the current estimates of future liabilities are adequate, it is possible that future events could require the Company to make significant adjustments for revisions to these estimates.

Liquidity and Capital Resources

     Liquidity

     The Company reported net cash used in operating activities of $8.7 million for the year ended December 30, 2001 and net cash used in operating activities of $17.8 million for the year ended December 31, 2000. Cash needs are being funded by available cash balances which resulted primarily from the El Torito Sale. The Company's viability is dependent upon its ability to restructure its debt and/or capital structure. As described below, the Company is currently negotiating with certain of its creditors to reach agreement on an acceptable capital restructuring of the Company and its subsidiaries which, as currently contemplated, would involve a Reorganization Case. The Company cannot provide any assurance that an agreement can be reached or on the terms of an agreement or its effects on the Company's operations and interests. In light of the amount owed to creditors and the size of the Company's operations, the Company anticipates that, in such a restructuring, there will not be value available for recovery by the current stockholders or the holders of the 10 7/8% subordinated Prandium Notes. If the Company cannot reach agreement with its creditors, the Company will need to consider other alternatives, including but not limited to, a chapter 11 bankruptcy filing without a prearranged or prepackaged reorganization plan. Assuming the Company is able to work out an acceptable capital structure, its continuing viability will be dependent upon its ability to generate sufficient operating cash flow or cash flow from other sources to meet its obligations on a timely basis and to comply with the terms of any new financing agreements or to be able to renegotiate such obligations and terms.

     Statement of Cash Flows. For the year ended December 30, 2001, net cash used in operating activities was $8.7 million compared to $17.8 million for the year ended December 31, 2000. Interest paid decreased by $30.3 million from 2000 to 2001 due to the failure to make the interest payments on the Prandium Notes and the FRI-MRD Notes. This change was partially offset by a $18.1 million decrease in cash received from customers, franchisees and licensees as compared to cash paid to suppliers and employees from 2000 to 2001 and $3.7 million in restructuring costs. For 2001, net cash used in investing activities was $14.7 million as compared to net cash provided by investing activities of $89.6 million in 2000. This change was primarily due to net proceeds received from the El Torito Sale of $111.7 million in 2000 along with an increase in restricted cash of $7.9 million, partially offset by a reduction in capital expenditures of $10.1 million. For 2001, net cash used in financing activities was $2.1 million compared to $22.0 million used in financing activities in 2000, including $21.9 million in repaid working capital borrowings.

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

     EBITDA. For the year ended December 30, 2001, the Company reported EBITDA (defined as earnings (loss) before opening costs, loss on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, restructuring costs, interest, taxes, depreciation and amortization and extraordinary items) of $3.4 million, compared to $14.8 million for 2000. The decrease in EBITDA of $11.4 million was primarily the result of:
(i) the sale of the El Torito Division on June 28, 2000 that resulted in $13.0 million less EBITDA in 2001 versus 2000; (ii) $2.4 million of incremental general and administrative expenses that were previously allocated to the El Torito Division that were not eliminated after the sale and (iii) a $0.2 million decrease in EBITDA in the Koo Koo Roo Division, partially offset by a $4.2 million increase in EBITDA in the Chi-Chi's Division.

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

     The Company had a working capital deficiency of $261.2 million on December 30, 2001. This amount includes property held for sale of approximately $15.8 million and the classification of approximately $233.4 million in debt outstanding under the FRI-MRD Notes and Prandiuim Notes as current. See "-- Debt and Negotiations with Creditors" for a description of the Company's planned course of action with respect to this material deficiency.

     The following represents a comprehensive list of the Company's contractual obligations and commitments, giving effect to the Events of Default discussed above and excluding any new debt resulting from the reorganization ($ in thousands):

                                                    Payments Due by Period
                              -----------------------------------------------------------------------

                               Total       2002      2003      2004      2005      2006    Thereafter
                              --------   -------   -------   -------   -------   -------   ----------
Long-term debt,
   including capitalized
   lease obligations          $  1,808   $   841   $   381   $   194   $   157   $   113     $   122
Operating leases               144,632    27,813    25,375    21,763    18,932    13,202      37,547
                              --------   -------   -------   -------   -------   -------     -------
   Total contractual
   cash obligations           $146,440   $28,654   $25,756   $21,957   $19,089   $13,315     $37,669
                              ========   =======   =======   =======   =======   =======     =======

Debt and Negotiations with Creditors.

     1. Credit Facility. On January 10, 1997, the Company entered into the
        ---------------
Foothill Credit Facility which provided for a five-year, $35 million credit facility for the ongoing working capital needs of the Company. As a result of the Merger, the Company increased the Foothill Credit Facility to $55 million. In connection with the El Torito Sale, (i) the Company used a portion of the cash proceeds from the sale to repay $25.9 million outstanding under the Foothill Credit Facility and (ii) the Foothill Credit Facility was amended and restated to adjust all restrictive covenants to reflect the El Torito Sale and reduce the credit facility to a maximum of $20 million (subject to certain limitations) of letters of credit and revolving cash borrowings. The Foothill Credit Facility:

     . is secured by substantially all of the personal property of the Company (other than the capital stock of Hamlet) along with the cash collateral discussed below; and

     . contains covenants which restrict, among other things, the Company's ability to incur debt, pay dividends on or redeem capital stock, make certain types of investments, make dispositions of assets and engage in mergers and consolidations.

     The Company was not in compliance with certain financial ratios at December 30, 2001, September 30, 2001, July l, 2001, April 1, 2001 and December 31, 2000.
In addition, the vesting of the FRI-MRD noteholders' right to accelerate the debt caused an Event of Default to occur under the provisions of the Foothill Credit Facility. The Company has notified Foothill of all such Events of Default. Letters of credit are issued under the Foothill Credit Facility in large part to provide security for future amounts payable under the Company's workers' compensation insurance program ($9.5 million of letters of credit were outstanding as of March 22, 2002, all of which were cash collateralized as described below). No working capital borrowings were outstanding as of December 30, 2001 or March 22, 2002.

     On March 29, 2001, May 15, 2001 and June 18, 2001, Foothill, FRI-MRD and Chi-Chi's entered into a series of letter agreements whereby FRI-MRD and Chi-Chi's acknowledged certain specified events of default and that as a result of such events of default, Foothill has no further obligation to make advances under the Foothill Credit Facility, and Foothill agreed that, subject to certain conditions, it would forbear from exercising its remedies relative to such events of default. Pursuant to the May 15, 2001 letter agreement, FRI-MRD paid a forbearance fee in the amount of $100,000 and transferred $4,000,000 in cash to Foothill to be held as cash collateral and as additional security for the outstanding letters of credit. Pursuant to the June 18, 2001 letter agreement, in which FRI-MRD and Chi-Chi's agreed to cash collateralize all letters of credit outstanding under the Foothill Credit Facility in an amount equal to 105% of face value, FRI-MRD transferred approximately $8,068,000 to Foothill, bringing the total amount held by Foothill for that purpose to approximately $12,068,000 at that time (cash collateral held by Foothill is included as part of the restricted cash balance on the Company's 2001 consolidated balance sheet). After receiving this amount, Foothill released its liens on the real property of the Company and its subsidiaries.

     On October 18, 2001, January 10, 2002 and March 13, 2002, the Company, FRI-MRD, Chi-Chi's and certain other subsidiaries of the Company entered into subsequent letter agreements with Foothill whereby the Company acknowledged that certain specified events of default had occurred and reacknowledged that Foothill has no further obligation to make advances or otherwise extend credit under the Foothill Credit Facility. Foothill agreed that, subject to certain conditions including the reaffirmation and consent by the Company, FRI-MRD and certain other subsidiaries of the Company of their obligations under the Foothill Credit Facility and the payment of forbearance fees in the amount of $50,000 on October 18, 2001 and $60,000 on March 13, 2002, it would forbear from exercising its remedies relative to the events of default specified in the letter agreement until the earliest to occur of: (i) June 30, 2002 (or such later date as Foothill may designate in writing in its sole discretion); (ii) the occurrence of any Event of Default under the Foothill Credit Facility (other than those defaults set forth in, and certain future defaults contemplated by, the letter agreement); and (iii) the failure of the Company to comply with certain covenants set forth in the letter agreements. The Company also (A) released Foothill from any claims they may have arising under the Foothill Credit Facility, (B) agreed not to seek authority from any bankruptcy court to obtain the use of any cash Foothill holds as cash collateral and additional security for letters of credit outstanding under the Foothill Credit Facility and (C) agreed that the Company and FRI-MRD would each commence a pre-negotiated or prepackaged proceeding under chapter 11 of the United States Bankruptcy Code on or before May 15, 2002. The Foothill Credit Facility was amended to extend its maturity date to June 30, 2002, and to increase the amount of a substitute letter of credit, which the Company must deliver to Foothill upon the Foothill Credit Facility's termination, from 105% to 107% of the outstanding letters of credit if Foothill is not released from all such letters of credit. The fee on undrawn letters of credit was also increased from 3% to 5% per annum. As of March 22, 2002, Foothill currently continues to hold approximately $10.2 million as cash collateral for the outstanding letters of credit.

     The Company is currently negotiating with Foothill to replace the existing Foothill Credit Facility with a new $15 million credit facility. The new credit facility would provide for letters of credit, a line of credit for the ongoing working capital needs of the Company and the release of the cash collateral held by Foothill. While a term sheet between the parties expired on March 31, 2002, negotiations are continuing. There can be no assurance that an agreement can be reached with Foothill or on the terms of such an agreement.

     2. FRI-MRD and Prandium Notes. After completion of the El Torito Sale, the
        --------------------------
Company continued to be highly leveraged and has significant annual debt service requirements. During the second half of fiscal 2000, the Company began considering various alternatives to address its debt service requirements. As a result of discussions and deliberations among the Company and its legal and financial advisors during January 2001, the Company's subsidiary FRI-MRD elected not to pay the semi-annual interest payments due January 31, 2001 and July 31, 2001 and the principal and interest due January 24, 2002 on the FRI-MRD Notes. The Company also elected not to pay the semi-annual interest payments due February 1, 2001 and August 1, 2001 and the principal and interest due February 1, 2002 on the Prandium Notes. Under the terms of the note agreements governing the FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became Events of Default and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. In addition, the vesting of the right (whether or not exercised) of the noteholders to accelerate the debt caused an Event of Default to occur under the Foothill Credit Facility and Foothill became entitled to certain additional rights.

     The Company has executed each of the Note Term Sheet and the Note Letter Agreement with an authorized representative of the holders of the FRI-MRD Notes. The Note Term Sheet and the Note Letter Agreement contemplate restructuring the terms of the FRI-MRD Notes in a Reorganization Case, which restructuring would be effective on the effective date of a reorganization plan confirmed in the Reorganization Case (the "Closing"). Under the Note Term Sheet and the Note Letter Agreement, at the Closing, all accrued interest on the FRI-MRD Notes would be waived and such notes would be replaced with notes having substantially similar terms as the MRD Merger Notes except that the replacement notes (i) would have their maturity date extended to January 31, 2005, (ii) would have an interest rate of 12%, (iii) would include capital expenditure restrictions on the Hamburger Hamlet restaurant chain, (iv) would require that free cash flow generated by the Hamburger Hamlet restaurant chain prior to a sale of the restaurants, and the proceeds of any Hamburger Hamlet sale, be applied to prepay the replacement notes and (v) would contain additional limitations on indebtedness and capital expenditures. In addition, while no cash interest payments would be required, prepayments would be encouraged by an extra reduction in principal of up to 33.33% of the prepaid amount, depending on how quickly the prepayment is made. The restructuring contemplated by the Note Term Sheet and the Note Letter Agreement is conditioned on, among other things, the Company entering into a replacement for the Foothill Credit Facility and the confirmation of a reorganization plan in the Reorganization Case on terms consistent with the Note Term Sheet and the Note Letter Agreement. The Note Letter Agreement also provides that until the FRI-MRD Notes are paid in full, the holders of the replacement notes will have the right to appoint a member to a five member board of directors of the restructured company.

     The Company has been negotiating with some of the holders of its 9 3/4% Prandium Notes and 10 7/8% Prandium Notes with respect to the restructuring of the Company. While no definitive agreement has been reached, in light of the amount that the Company owes to creditors, the size of the Company's operations, and the structural subordination of the Prandium Notes to the FRI-MRD Notes, the Company anticipates that, under a prepackaged plan of reorganization or otherwise, there will not be value available for distribution to the holders of the 10 7/8% subordinated Prandium Notes.

     3. Equity Holders. In light of the amount owed to creditors and the size of
        --------------
the Company's operations, the Company anticipates that there will not be value available for recovery by the current stockholders in a restructuring of the Company.

     4. Other. A sale of the Hamburger Hamlet restaurant chain is contemplated
        -----
by the Note Letter Agreement and the Company's capital restructuring strategy. On October 23, 2001, FRI-MRD entered into an agreement to sell its chain of 14 Hamburger Hamlet restaurants. The agreement terminated on February 6, 2002 in accordance with its terms. The Company continues to explore and develop opportunities to sell the Hamburger Hamlet restaurant chain and, on March 14, 2002, entered into a letter agreement with a prospective purchaser entitling such purchaser to a 30-day exclusive negotiation period. There can be no guarantee that the Company will be able to sell the Hamburger Hamlet restaurants on acceptable terms.

     The Hamburger Hamlet restaurant chain generated sales of $32,371,000 and $33,006,000 for the fiscal years ended December 30, 2001 and December 31, 2000, respectively, and related operating income of $1,948,000 and $2,039,000 for the same periods, respectively. Such operating income includes charges for allocated general and administrative expenses of $748,000 and $702,000 for the fiscal years ended December 30, 2001 and December 31, 2000, respectively.

Capital Resources

     Net cash used in investing activities was $14.7 million for the year ended December 30, 2001, including $5.5 million used for capital expenditures, as compared to net cash provided by investing activities of $89.6 million for fiscal 2000 and net cash used in investing activities of $32.1 million for fiscal 1999. The change in net cash provided by (used in) investing activities for 2001 as compared to 2000 and 1999 was primarily due to (i) net proceeds from the completion of the El Torito Sale in 2000 and (ii) lower capital expenditures in 2001 and 2000. The $5.5 million of capital expenditures for fiscal 2001 were used to repair and replace equipment in the normal course of business and to construct a new Koo Koo Roo restaurant in Woodland Hills, California.

     Capital expenditures of up to approximately $7.8 million have been identified for fiscal 2002. The Company anticipates the roll-out of new decor and kitchen equipment packages to additional Koo Koo Roo restaurants in support of its new menu items and to revitalize guests' perceptions of the quality and freshness of the food. Other capital plans are currently being formulated. Actual capital expenditures for fiscal 2002 will be dependent on the successful resolution of the Company's capital structure, restrictions under the Company's debt instruments and the availability of the required funds.

Interest Rate Risk

     The Company's primary exposure to financial market risks is the impact that interest rate changes could have on the Foothill Credit Facility, under which no working capital borrowings were outstanding as of December 30, 2001 and March 22, 2002. Borrowings under the Foothill Credit Facility bear interest at the prime rate as announced by Wells Fargo Bank plus 1.875% for borrowings less than or equal to $10 million and at the prime rate plus 2.875% for borrowings greater than $10 million.

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

Fiscal year 2001 as compared to fiscal year 2000.

     Total sales of $289,870,000 for 2001 decreased by $134,762,000 or 31.7% as compared to 2000. The decrease was the result of: (i) the sale of the El Torito Division on June 28, 2000; (ii) sales decreases for restaurants sold or closed, other than those included in the sale of the El Torito Division; (iii) declines in comparable restaurant sales for Koo Koo Roo, Chi-Chi's and Hamburger Hamlet; and (iv) the absence of sales related to having 52 weeks of operations in fiscal 2001 versus 53 weeks of operations in fiscal 2000, partially offset by sales from new restaurants. The breakdown of the sales decrease for 2001 is detailed below:

                                                                 2001 Sales
                                                                  Decrease
                                                                 ----------
                                                              ($ in thousands)

Decrease in Sales from the Sale of the El Torito Division        $(112,409)
Decrease in Sales from Restaurants Sold or Closed other than
    those included in the Sale of the El Torito Division           (12,285)
Decrease in Sales of Comparable Restaurants                         (6,833)
Sales from Extra Week of Operations in 2000                         (4,881)

Sales from New Restaurants                                           1,646
                                                                 ---------

                                                                 $(134,762)
                                                                 =========

     Overall sales for comparable restaurants in 2001 were $278,972,000, which were $6,833,000 or 2.4% unfavorable when compared to 2000. Comparable sales in 2001 for Chi-Chi's were $204,594,000, which were $2,495,000 or 1.2% unfavorable to 2000. Koo Koo Roo's comparable sales were $42,007,000 in 2001, which were $4,254,000 or 9.2% unfavorable to 2000. Comparable

Hamburger Hamlet sales of $32,371,000 in 2001 were $84,000 or 0.3% unfavorable to 2000.

                                2001 Comparable Sales
                                 Increase (Decrease)
                                ---------------------
                                 Amount      Percent
                                -------      -------
                                   ($ in thousands)

Comparable Chi-Chi's            $(2,495)       (1.2)%
Comparable Koo Koo Roo           (4,254)       (9.2)
Comparable Hamburger Hamlet         (84)       (0.3)
                                -------
                                $(6,833)       (2.4)%
                                =======        ====

     Marketing efforts for Chi-Chi's during 2001 centered around product offerings such as Create-a-Combo, Fantastic Fajitas and Grilled Tacos Baja Style. These campaigns were supported by both broadcast advertising and freestanding inserts in newspapers. Sales in the third quarter of 2001 were negatively impacted by the events of September 11, particularly in the Baltimore and Washington, D.C. markets where restaurants were closed for one or more days. Additionally, in 2000, Chi-Chi's concentrated its advertising in the second and third quarters in support of a new menu introduction, which resulted in higher sales for the second and third quarters of 2000 as compared to the same periods in 2001. However, comparable sales for Chi-Chi's were 4.5% favorable in the fourth quarter of 2001 compared to the same period in 2000.

     Costs related to the introduction of Chi-Chi's Menu 2000 negatively impacted EBITDA in 2000. During the second quarter of 2000, gross margin was negatively impacted by introductory food and labor costs, including training, totaling approximately $1.8 million and expenses for menus, uniforms and small equipment totaling approximately $600,000.

     Koo Koo Roo continued to see comparable sales declines in 2001 when compared to 2000. Testing of new menu categories to broaden the appeal of the brand continued throughout 2001 and continue in 2002. Sales for those restaurants that have been testing the new items have lower comparable sales declines than the comparable sales declines at the non-test restaurants. Koo Koo Roo is continuing to divest restaurants in its non-core markets and new executive management has been installed for the concept.

     Hamburger Hamlet continued with its strategy of introducing new seasonal menus three times during the year. The events of September 11 negatively affected Hamburger Hamlet in both the third and fourth quarters of 2001, particularly its Crystal City location across from Washington's Reagan National Airport.

     In the following discussion of the Company's operating results, one of the major components of the variance of 2001 versus 2000 was the El Torito Sale. Reported results for 2000 included six months of operations for El Torito prior to the El Torito Sale on June 28, 2000. When the discussion references the impact of the El Torito Sale, the impact to which it refers is this six-month inclusion of El Torito's operating results for 2000.

     Product costs of $76,631,000 for 2001 decreased by $36,647,000 or 32.4% as compared to 2000. Product costs as a percentage of sales decreased from 26.7% in 2000 to 26.4% in 2001. The El Torito Sale accounted for $27,851,000 (76.0%) of the product costs decrease and, without El Torito, product costs as a percentage of sales decreased from 27.4% to 26.4%, as produce prices were favorable for Koo Koo Roo and Chi-Chi's and chicken pricing was favorable for Chi-Chi's. Additionally, as Chi-Chi's became more familiar with the new menu it introduced in 2000, it regained efficiencies that it lost when the new menu was introduced.

     Payroll and related costs of $103,781,000 for 2001 were $48,889,000 or 32.0% favorable to 2000. As a percentage of sales, payroll and related costs decreased from 36.0% in 2000 to 35.8% in 2001. The El Torito Sale accounted for $39,278,000 (80.3%) of the total variance. The remaining variance was composed of lower management expenses as a result of 52 weeks of salaries in 2001 versus 53 weeks in 2000 and decreases in variable labor as Chi-Chi's became more familiar with the new menu it introduced in 2000 and regained efficiencies that it lost when the new menu was introduced. Payroll and related costs as a percentage of sales, excluding El Torito, decreased from 36.3% in 2000 to 35.8% in 2001. Chi-Chi's, the primary driver of the improvement, decreased from 37.5% to 36.5%.

     The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately 43% of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. Effective September 1, 1997, the Federal minimum wage was increased from $4.75 to $5.15. However, a provision of this law effectively froze the minimum wage for tipped employees at then current levels by increasing the allowable tip credit in those states that allow for a tip credit. Furthermore, in California, the state's minimum wage was increased to $5.00 on March 1, 1997 and further increased to $5.75 on March 1, 1998. In October 2000, the California Industrial Welfare Commission voted to increase the state's minimum wage by 50(CENTS)on January 1, 2001 with another 50(CENTS) increase on January 1, 2002 to the current rate of $6.75 per hour. No Federal minimum wage increases are currently scheduled for 2002. In response to previous minimum wage increases, the Company has implemented various menu price increases.

     Occupancy and other operating expenses of $83,932,000 in 2001 were $32,133,000 or 27.7% favorable to 2000. As a percentage of sales, occupancy and other operating expenses increased from 27.3% in 2000 to 29.0% in 2001. The El Torito Sale accounted for $26,612,000 (82.8%) of the variance. The closure of 13 additional restaurants during 2001 improved rent expense by $930,000. The remainder of the variance was the result of reduced variable expenses related to lower sales.

     Depreciation and amortization of $15,691,000 for 2001 decreased by $7,161,000 or 31.3% as compared to 2000 due to the El Torito Sale which accounted for $5,367,000 or 75% of the decrease, the impact of the 27 restaurants sold or closed since the beginning of 2000 and the reduced depreciable basis from the impairment write-down of certain long-lived assets.

     General and administrative expenses of $22,099,000 in 2001 were $5,735,000 or 20.6% lower than 2000. The decrease in expenses was primarily due to the El Torito Sale ($5,684,000 or 99.1%
of the total variance). As a percentage of sales, general and administrative expenses increased from 6.6% in 2000 to 7.6% in 2001. The increase as a percentage of sales for 2001 primarily reflects general and administrative expenses being spread over fewer restaurants due to the El Torito Sale. This increase resulted in spite of the elimination of over 100 positions in the Company's support center since the end of 1999. Management continues to closely evaluate the Company's general and administrative cost structure for additional savings opportunities.

     Opening costs are incurred in connection with the opening or remodeling of a restaurant and are principally related to stocking the restaurant and training its staff. Opening costs of $354,000 in 2001 decreased $408,000 or 53.5% from 2000 as the Company reduced the rate of new openings and remodels.

     The Company reported a loss on disposition of properties of $1.4 million for 2001 compared to a loss of $4.1 million in 2000. These amounts reflect losses associated with restaurant divestments and closures and remodeled restaurant asset retirements in such periods. In addition, the Company's reserve for carrying costs of closed properties increased $1.2 million in 2001 and $0.2 million in 2000.

     In the fourth quarter of 2001, four Koo Koo Roo restaurants were designated for divestment, and the Company recorded a provision for divestitures of $0.8 million. Also during the fourth quarter of 2001, sixteen Chi-Chi's were designated for divestment, and the Company recorded a provision for divestitures of $2.7 million. In December 2001, the Company recorded an additional provision for divestitures of $2.0 million for costs associated with Chi-Chi's lease terminations and other divestment costs. The Company also identified three Chi-Chi's restaurants with impaired values in 2001 and recorded write-downs of long-lived assets of $1.6 million in the fourth quarter. Finally, the Company analyzed the carrying value of certain restaurants impaired prior to 2001 and recorded additional write-downs of long-lived assets of $0.4 million during 2001.

     At December 30, 2001, the assets and liabilities of the Hamburger Hamlet restaurants have been written down to their estimated net realizable value of $15.8 million and classified as property held for sale in the accompanying 2001 consolidated balance sheet. The related write-down of $8.2 million was reported in provision for divestitures and write-down of long-lived assets in the third quarter of 2001. During the third quarter of 2001, the Company also recorded a write-down of $1.1 million related to the sale of another restaurant property.

     The Company reported restructuring costs of $3,610,000 for 2001. These costs are primarily related to amounts paid to legal and financial advisors in connection with the Company's proposed debt and capital restructuring and accrued severance and related costs due to the second quarter organizational restructuring designed to centralize certain divisional functions, reduce corporate support center costs and gain efficiencies for the Company going forward.

     Interest expense, net of $28,222,000 for 2001 decreased by $2,619,000 or 8.5% as compared to 2000 primarily resulting from reduced interest expense on working capital borrowings.

Fiscal year 2000 as compared to fiscal year 1999.

     Total sales of $424,632,000 for 2000 decreased by $111,947,000 or 20.9% as compared to 1999. The decrease was the result of: (i) the sale of the El Torito Division on June 28, 2000; (ii) declines in comparable restaurant sales for Koo Koo Roo and Chi-Chi's, slightly offset by an increase in comparable restaurant sales for Hamburger Hamlet; and (iii) sales decreases for restaurants sold or closed, other than those included in the sale of the El Torito Division, partially offset by sales from new restaurants and sales related to having 53 weeks of operations in fiscal 2000 versus 52 weeks of operations in fiscal 1999. The breakdown of the sales decrease for 2000 is detailed below:

                                                                  2000 Sales
                                                                   Decrease
                                                                  ----------
                                                               ($ in thousands)

Decrease in Sales from the Sale of the El Torito Divison          $(102,272)
Decrease in Sales from Restaurants Sold or Closed other than
    those included in the Sale of the El Torito Division            (11,776)
Net Decrease in Sales of Comparable Restaurants                      (5,637)
Sales from New Restaurants                                            2,511
Sales from Extra Week of Operations                                   5,227
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

                                2001 Comparable Sales
                                 Increase (Decrease)
                                ---------------------
                                 Amount      Percent
                                -------      -------
                                   ($ in thousands)

Comparable Chi-Chi's            $(2,439)        (1.1)%
Comparable Koo Koo Roo           (3,617)        (6.7)
Comparable Hamburger Hamlet         419          1.3
                                 ------
                                $(5,637)        (1.9)%
                                =======         ====

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

Accounting Pronouncements

     In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("SFAS 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria for intangible assets acquired in a purchase method business combination to meet in order to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

     The Company was required to adopt the provisions of SFAS 141 effective July 1, 2001 and the provisions of SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142. As a result of the anticipated sale of the Company's Hamburger Hamlet restaurant chain and the classification of the net realizable value of Hamburger Hamlet's assets and liabilities as property held for sale, the Company no longer has goodwill or intangible assets to analyze in connection with the adoption of SFAS
142. Excess reorganization value, if any, resulting from the Company's proposed reorganization would fall under the scope of SFAS 142. The Company is unable to determine the impact on the consolidated financial statements of any such excess reorganization value.

     The FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), in September 2001. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management does not believe that the adoption of this standard will have any impact on the Company's financial position, results of operations or liquidity.

     The FASB issued SFAS 144 in October 2001. SFAS 144 is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and effectively supercedes SFAS 121. Management does not believe that the adoption of this standard will cause a material variation from the Company's current accounting policies.

Selected Operating Data

     The following table sets forth certain information regarding (i) the Company; (ii) its ongoing Chi-Chi's restaurants, Koo Koo Roo and Hamburger Hamlet restaurants (both acquired on October 30, 1998) and other operating restaurants; and (iii) the El Torito restaurant division which was divested on June 28, 2000. At December 30, 2001, the Company operated 137 full-service Chi-Chi's restaurants, 36 fast-casual Koo Koo Roo restuarants and 14 full-service Hamburger Hamlet restaurants.

                                                            For the Years Ended
                                                --------------------------------------------
                                                December 30,    December 31,    December 26,
                                                   2001            2000            1999
                                                ------------    ------------    ------------
                                               ($ in thousands, except average check amount)

Chi-Chi's Restaurants
---------------------
Restaurants Open at End of Period:
  Owned/operated                                       137             140             150
  Franchised and Licensed                                7              13              15
Sales                                             $205,851        $217,469        $227,716
Restaurant Level Cashflow (a)                       17,027          14,347          20,569
Divisional EBITDA (b)                                4,775             557           5,942
Percentage decrease in comparable
  restaurant sales                                    (1.2)%          (1.1)%          (0.5)%
Average check                                     $  10.98        $  10.78        $   9.23

Koo Koo Roo Restaurants (c)
---------------------------
Restaurants Open at End of Period:
  Owned/operated                                        36              43              43
  Franchised and Licensed                                0               0               1
Sales                                             $ 46,781        $ 54,941        $ 56,299
Restaurant Level Cashflow (a)                        3,468           4,373           5,547
Divisional EBITDA (b)                                 (676)           (675)            790
Percentage decrease in comparable
  restaurant sales                                    (9.2)%          (6.7)%          N.A.
Average transaction                               $   9.82        $  10.26        $   9.13

Hamburger Hamlet Restaurants (c)
--------------------------------
Restaurants Open at End of Period:
  Owned/operated                                        14              14              14
  Franchised and Licensed                                0               0               0
Sales                                             $ 32,371        $ 33,006        $ 31,953
Restaurant Level Cashflow (a)                        4,869           5,072           4,788
Divisional EBITDA  (b)                               3,642           3,797           3,594
Percentage increase(decrease) in
  comparable restaurant sales                         (0.3)%           1.3%           N.A.
Average check                                     $  10.18        $   9.83        $  11.03



Other Operating Restaurants
---------------------------
Restaurants Open at End of Period:
  Owned/operated                                         3               6               6
  Franchised and Licensed                                0               0               0
Sales                                             $  4,867        $  6,807        $  5,930
Restaurant Level Cashflow  (a)                         162             159             280
Divisional EBITDA (b)                               (4,089)         (1,709)           (112)

Ongoing Operations
------------------
Restaurants Open at End of Period:
  Owned/operated                                       190             203             213
  Franchised and Licensed                                7              13              16
Sales                                             $289,870        $312,223        $321,898
Restaurant Level Cashflow (a)                       25,526          23,951          31,184
Divisional EBITDA (b)                                3,652           1,970          10,214

Divested Operations (d)
------------------------
Restaurants Open at End of Period:
  Owned/operated                                         0               0              95
  Franchised and Licensed                                0               0               8
Sales                                             $      0        $112,409        $214,681
Restaurant Level Cashflow  (a)                           0          18,668          33,589
Divisonal EBITDA (b)                                     0          12,984          22,112

Total Company
-------------
Restaurants Open at End of Period:
  Owned/operated                                       190             203             308
  Franchised and Licensed                                7              13              24
Sales                                             $289,870        $424,632        $536,579
EBITDA (e)                                           3,427          14,785          32,031

(a) Restaurant Level Cashflow with respect to any operating division represents Divisional EBITDA (as defined below) before general and administrative expenses and any net franchise profit or miscellaneous income (expense) reported by the respective division.

(b) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, interest, taxes, depreciation and amortization. Corporate general and administrative expenses which have not been eliminated and that would have been allocated to the El Torito Division prior to the sale of that division are being charged to Other Operating Restaurants in 2001 and 2000 so as not to distort the year-over-year comparisons of the Chi-Chi's and KKR Restaurant Divisions.

(c) During fiscal 2000 and 1999 and a significant portion of 2001, Koo Koo Roo and Hamburger Hamlet shared certain divisional support functions, the cost of which was absorbed by Koo Koo Roo.

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

     During 2001, 2000 and 1999, the effects of general inflation did not have a significant impact on the Company's results of operations. However, beginning in late 2000, utility rate increases began to adversely impact the Company. The continuing impact of these increases, if any, cannot be predicted at this time.

Seasonality

     The Company, as a whole, does not experience significant seasonal fluctuations in sales. However, the Company's sales tend to be slightly greater during the spring and summer months.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

     See the Index to Consolidated Financial Statements on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

     None.

                                    PART III
                                    --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The following table sets forth certain information with respect to the Directors, executive officers and senior management of the Company as of March 22, 2002:

                        Name               Age                           Position With Company
                        ----               ---                           ---------------------
Kevin S. Relyea.........................   47    President, Chief Executive Officer, Chairman of the Board, President of
                                                 Chi-Chi's, Inc. and President of Koo Koo Roo, Inc.
Donald C. Blough........................   54    Director
Michael E. Malanga......................   48    Director, Executive Vice President, Corporate Development
Daniel E. Maltby, Ph.D..................   55    Director
William E. Rulon........................   69    Director
Khanh T. Tran...........................   46    Director
Robert T. Trebing, Jr...................   52    Executive Vice President and Chief Financial Officer
Laurie A. Katapski......................   45    Executive Vice President, Marketing
Lisa C. Manuel..........................   46    Senior Vice President, Finance and Information Technology
Michael A. Rule.........................   36    Vice President, General Counsel and Secretary

     Kevin S. Relyea became a director in December 1995. In June 1998, Mr. Relyea became Chairman of the Board. Mr. Relyea has served as Chief Executive Officer since December 1995 and as President since August 1995. Mr. Relyea became President of Chi-Chi's, Inc. in December 2000 and President of Koo Koo Roo, Inc. in June 2001. Mr. Relyea joined the Company in January 1994 as Executive Vice President and President of the Family Restaurant Division. From 1988 to January 1994, Mr. Relyea had been Regional Vice President of the Jack in the Box operations for Foodmaker, Inc. (now Jack in the Box, Inc.) Mr. Relyea received an M.B.A. from Pepperdine University in 1988.

     Donald C. Blough became a director in April 2001. Mr. Blough has been President and Chief Executive Officer of DB Financial Management, Inc. since November 2000. From 1993 to 2000, Mr. Blough held the position of Corporate Vice President, Chief Information Officer for Jack in the Box, Inc. From 1978 to 1993, Mr. Blough held various positions for Jack in the Box, Inc., including Division Vice President of Systems Development. Mr. Blough received an M.B.A. from National University in 1986.

     Michael E. Malanga became a director in May 2001. Mr. Malanga also serves as Executive Vice President, Corporate Development. He joined the Company at its inception as Director of Mergers and Acquisitions and has held the positions of Vice President and Senior Vice President. He was promoted to his current position in March 1998. Mr. Malanga received a B.S. in Business Administration from the University of Southern California in 1976.

     Daniel E. Maltby, Ph.D. became a director in March 2001. Dr. Maltby is an Associate Professor of Leadership and Management in the School of Professional Studies at Biola University and Director of the Master of Arts Degree in Organizational Leadership and the Biola Leadership

Project, a think tank and resource development group. Prior to joining the faculty at Biola University in 1997, Dr. Maltby spent ten years as a management consultant in strategic and organizational development for Wilson Consulting Group. Dr. Maltby is also a director of the Evangelical Christian Credit Union and the National Network of Youth Ministries.

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

     Khanh T. Tran became a director in April 2001. Mr. Tran is Executive Vice President and Chief Financial Officer of Pacific Life Insurance Company, Newport Beach, California. Mr. Tran joined Pacific Life in 1990 as treasurer and assumed responsibility for strategic planning in 1995. In June 1996, Mr. Tran was named Senior Vice President and Chief Financial Officer. Mr. Tran began his career with United California Bank in 1977, then joined The Flying Tiger Line, Inc. in 1980. From 1988 to 1990, he served as assistant treasurer of The Vons Companies, Inc. Mr. Tran received his M.B.A. in Finance and Marketing from the University of California, Los Angeles. He received his bachelor's degree in Economics and Political Science from Whittier College, California. Mr. Tran also serves as a director of Pacific Life Insurance Company, Pacific Financial Products, Inc., Pacific Legacy Investment Company, PM Realty Advisors, Inc., World-Wide Holdings Limited, and Aviation Capital Group.

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

     Laurie A. Katapski serves as Executive Vice President, Marketing and has so served since January 2001. She served as Senior Vice President of Marketing, Chi-Chi's from 1996 to 2000. She began her career in 1975 as a food server and trainer for Reuben's and Coco's restaurants, both of which concepts were then owned by the Company. Ms. Katapski has also held the positions of Vice President of Marketing, Coco's, and Director of Marketing, Coco's and jojos. Ms. Katapski earned her bachelor's degree from California State University, Long Beach, and has studied competition and strategy at Harvard Business School.

     Lisa C. Manuel serves as Senior Vice President, Finance and Information Technology and has so served since September 2001. She joined the Company in 1996 as Vice President, Finance for the Chi-Chi's division and added responsibility for Finance for the other divisions of the

Company in 2000. Ms. Manuel received her B.A. from Texas Christian University and her M.B.A. from UCLA.

     Michael A. Rule serves as Vice President, General Counsel and Secretary of the Company and has so served since February 2002. He joined the Company in February 1997 as Senior Legal Counsel and has also held the position Vice President, Associate General Counsel. Prior to joining the Company, Mr. Rule spent six years in private practice as a business transactional attorney and business litigator with the law firms Morgan Lewis & Bockius and Thomson & Nelson. Mr. Rule earned his Juris Doctorate degree from Columbia University.

     The Company's By-laws provide that its Board of Directors shall consist of not less than two nor more than seven members, the exact number to be fixed from time to time by the Board. The Company's Board of Directors is currently fixed at six directors.

          Compliance with Section 16(a) of the Securities Exchange Act
          ------------------------------------------------------------

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the 2001 Fiscal Year, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were timely met.

Item 11. EXECUTIVE COMPENSATION
         ----------------------

     The following table sets forth, in summary form, information about the compensation the Company paid to its Chief Executive Officer and the four other most highly compensated executives (the "Named Executive Officers"), for services performed in the 2001, 2000 and 1999 fiscal years.

                           Summary Compensation Table

                                                                                                              Long-Term
                                                 Annual Compensation                                         Compensation
                                                 -------------------                                         ------------
                                                                              Other Annual     Securities
                                                                             Compensation(1)   Underlying     All Other
      Name and Principal Position        Year   Salary($)   Bonus($)             ($)           Options(#)   Compensation ($)
      ---------------------------        ----   ---------   --------             ---           ----------   ----------------
Kevin S. Relyea,                         2001    522,728     418,950 (2)          --                --            810 (3)
   Chairman of the Board,                2000    497,837     959,600 (4)          --                --            810
   President, Chief Executive Officer,   1999    475,000     142,500              --                --            729
   President of Chi-Chi's, Inc. and
   President of Koo Koo Roo, Inc.
Robert T. Trebing, Jr.,                  2001    211,542     105,772 (2)          --                --          1,032 (3)
   Executive Vice                        2000    204,174     116,942 (5)          --                --            988
   President and Chief                   1999    197,752      29,682              --                --          1,478
   Financial Officer
Michael E. Malanga,                      2001    173,040      82,194 (2)          --                --            535 (3)
   Executive Vice                        2000    169,938      69,732 (6)          --                --            521
   President, Corporate                  1999    159,692      20,750              --                --            746
   Development
Laurie A. Katapski,                      2001    161,200      83,700 (2)       44,537 (7)           --            327 (3)
   Executive Vice President,             2000    143,269      12,902              --                --            284
   Marketing                             1999    138,923      11,471              --                --            370
Lisa C. Manuel,                          2001    143,539      72,000 (2)          --                --            483 (3)
   Senior Vice President, Finance and    2000    130,615      23,460              --                --            377
   Information Technology                1999    120,923      19,360              --                --            312

(1) As permitted by rules established by the SEC, no amounts are shown with respect to certain "perquisites" where such amounts do not exceed in the aggregate the lesser of 10% of bonus plus salary or $50,000.
(2) Represents amount received pursuant to the Company's 2001 Management Incentive Compensation Plan bonus program.
(3) Amount shown represents the imputed value of life insurance provided by the Company.
(4) Mr. Relyea received $159,600 pursuant to the Company's 2000 Management Incentive Compensation Plan bonus program and $800,000 in connection with the sale of the El Torito Restaurant division and pursuant to his Second Amended and Restated Employment Agreement.
(5) Mr. Trebing received $48,592 pursuant to the Company's 2000 Management Incentive Compensation Plan bonus program and $68,350 pursuant to the Company's 1999-2000 Divestiture Bonus Plan for Key Management.
(6) Mr. Malanga received $32,747 pursuant to the Company's 2000 Management Incentive Compensation Plan bonus program and $36,985 pursuant to the Company's 1999-2000 Divestiture Bonus Plan for Key Management.
(7) Ms. Katapski received $9,000 representing the value of automobile benefits, $624 in pretax medical benefits, $2,087 in executive medical benefits and $32,826 in relocation expenses.

Option Grants

     No stock options were granted to any Named Executive Officers during the 2001 Fiscal Year.

     Aggregated Option Exercises in Last Fiscal Year and Year-end Option Values
     --------------------------------------------------------------------------

     No Named Executive Officer exercised any options to purchase shares of Common Stock during the year ended December 30, 2001. The following table provides information concerning the number of unexercised options held by each of the Named Executive Officers as of December 30, 2001.

                                             Number of Securities
                                                 Underlying                Value of Unexercised In-the-Money
                                          Unexercised Options Held at        Options at Fiscal Year-End 2001(1)
                                            Fiscal Year-End 2001
                                      ----------------------------------   -----------------------------------
Name                                  Exercisable(#)   Unexerciseable(#)   Exercisable($)   Unexerciseable($)
----                                  --------------   -----------------   --------------   -------------------
Kevin S. Relyea ...................     3,672,585           625,000              0                  0
Robert T. Trebing, Jr..............       510,915            50,000              0                  0
Michael E. Malanga.................       430,335            53,250              0                  0
Laurie A. Katapski.................       251,130            25,000              0                  0
Lisa C. Manuel.....................       183,742            18,750              0                  0

(1)  The value of unexercised in-the-money options is calculated by multiplying
     (A) the number of securities underlying such options by (B) the difference between (i) the closing price of the Common Stock on the NASDAQ National Market at December 30, 2001 and (ii) the option exercise price. The closing value per share was $.0066 on the last trading day of the 2001 Fiscal Year as reported on the NASDAQ National Market.

                              Employment Agreements
                              ---------------------

     The Company has an employment agreement with Mr. Relyea. Mr. Relyea's employment agreement, which was amended as of July 13, 2000, provides that he will serve as the Company's President and Chief Executive Officer with an annual base salary of $498,750, $523,687 and $549,871 in 2000, 2001 and 2002,
respectively, or such higher amount as may from time to time be determined by the Company. Mr. Relyea has elected to take no salary increase in 2002. During the term of the agreement, effective each January 1, beginning January 1, 2003, Mr. Relyea will receive a five percent increase in his base salary. Mr. Relyea's employment agreement term extends to December 31, 2002 and automatically extends from day to day so that the employment agreement always has a remaining term of at least two years. Mr. Relyea is eligible to receive bonuses based upon certain performance measures and targets. Mr. Relyea became eligible for a retention bonus of $1,000,000 on March 1, 2002. In accordance with the terms of the employment agreement, the retention bonus is due to be paid within 30 days of March 31, 2002.

date of termination. Further, for two years Mr. Relyea will receive annual incentive award amounts equal to the amount of annual incentive earned by Mr. Relyea in the previous fiscal year. The Company may elect to pay such severance payments in a lump sum equal to the present value of future monthly payments. The Company may terminate Mr. Relyea's employment for cause or Mr. Relyea may voluntarily terminate his employment by giving the Company one month's notice. In either event, Mr. Relyea will be entitled to salary and benefits, which accrued through the date of such termination.

     The employment agreement with Mr. Relyea also provides for standard employee benefits, including, without limitation, participation in the Company's pension, welfare and stock incentive plans, to the extent the Company maintains any such plans.

     In the event that Mr. Relyea is terminated without "cause" or for "good reason" or in the event of a "change in control" (as defined in the employment agreement), his stock options will immediately vest.

     In the event amounts payable to Mr. Relyea are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, as amended, the Company will provide Mr. Relyea with a tax "gross-up" payment in an amount sufficient to offset the effects of such excise tax.

     The agreement with Mr. Relyea also provides that during the term of his employment, and for two years thereafter, he will not (i) disclose or use any "proprietary information" (as defined in the employment agreement); or (ii) solicit any employee to terminate employment with the Company.

Compensation of Directors

     In the 2001 Fiscal Year, each non-employee director of the Company received a quarterly fee of $12,500 for his services to the Company. Employee directors do not receive any compensation for their service on the Board of Directors or any Committee meetings thereof. Each non-employee director is reimbursed for reasonable expenses incurred to attend Director and Committee meetings.

     Effective November 1998, non-employee directors of the Company were eligible to receive stock option grants under the Company's 1998 Stock Incentive Plan. No stock option grants were made to non-employee directors in the 2001 Fiscal Year. Options granted to non-employee directors terminate one year after the non-employee director ceases to be a non-employee director.

Compensation Committee Interlocks and Insider Participation

     During the month of January 2001, Messrs. A. William Allen, III, David J. Ament, Peter P. Copses, George G. Golleher and Antony P. Ressler served on the Compensation Committee. Mr. Allen served as the Chief Executive Officer and President of Koo Koo Roo, Inc. prior to the date it became a subsidiary of the Company. In January 2001, Messrs. Allen, Ament, Copses, Golleher and Ressler resigned from the Board. Since May 2001, Messrs. Maltby and Rulon have comprised the

Company's Compensation Committee. No member of the Compensation Committee has served as an officer of the Company or any of its subsidiaries.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 22, 2002 by: (i) each of the Company's current directors; (ii) each of the Named Executive Officers (as such term is defined under "Executive Compensation"); (iii) all Named Executive Officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock (the "Principal Stockholders"). This table is based on information provided to the Company or filed with the Securities and Exchange Commission (the "Commission") by the Company's directors, Named Executive Officers and Principal Stockholders. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect of such shares, subject to community property laws where applicable. Applicable percentages are based on 180,380,513 shares outstanding as of March 22, 2002 adjusted as required by rules promulgated by the Commission.

                                                                                  Amount and
                                                                                   Nature of
                                                                                  Beneficial     Percent
                          Name and Address of Beneficial Owner (1)               Ownership(2)    of Class
                          ----------------------------------------               ------------    --------
Kevin S. Relyea...............................................................    100,543,559      55.7%
Donald C. Blough..............................................................              0          *
Daniel E. Maltby, Ph.D........................................................              0          *
William E. Rulon..............................................................              0          *
Khanh T. Tran.................................................................              0          *
Michael E. Malanga............................................................        489,907          *
Robert T. Trebing, Jr.........................................................        621,575          *
Laurie A. Katapski............................................................        263,425          *
Lisa C. Manuel................................................................        183,742          *
All Named Executive Officers and Directors as a Group (9 persons).............    102,102,208      56.6%

----------
*    Less than 1%

(1) The business address of each stockholder listed above is c/o the Company at 2701 Alton Parkway, Irvine, California 92606.
(2) Includes shares issuable upon exercise of options exercisable within 60 days of March 22, 2002, as follows: Mr. Relyea, 3,672,585 shares; Mr. Malanga, 430,335 shares; Mr. Trebing, 510,915 shares; Ms. Katapski, 251,130 shares; Ms. Manuel, 183,742 shares; and all directors and executive officers as a group, 5,135,487 shares.

     On December 29, 2000, Mr. Relyea acquired 95,831,997 shares of the Company's Common Stock, representing 53.1% of the outstanding Common Stock, from AIF II, L.P. for cash purchase price of $15,000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     The Company's Bylaws provide that the Company indemnify its directors and may indemnify its officers, employees and other agents to the fullest extent permitted by law. The Company believes that indemnification under its Bylaws covers at least negligence and gross negligence by indemnified parties, and may require the Company to advance litigation expenses in the case of stockholder derivative actions or other actions against an undertaking by the indemnified party to repay such advances if it is ultimately determined that the indemnified party is not entitled to indemnification. On July 30, 2001, the Company entered into indemnification agreements with each of its directors that, like the Bylaws, provide that the Company shall indemnify its directors to the fullest extent permitted by the law. In addition, the indemnification agreements set forth the procedures by which indemnification is to be provided.

     In addition, the Company's Certificate of Incorporation provides that, pursuant to Delaware law, its directors shall not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director's duty of loyalty to the Company for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemption's that are unlawful under Delaware law. The provision also does not affect a director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

     The Company maintains insurance policies covering officers and directors under which the insurers agree to pay, subject to certain exclusions, including certain violations of securities laws, for any claim made against the directors and officers of the Company for a wrongful act that they may become legally obligated to pay or for which the Company is required to indemnify the officers or directors. The Company believes that its Certificate of Incorporation and provisions of the Bylaws, the aforementioned indemnification agreements and such insurance policies are necessary to attract and retain qualified persons as directors and officers.

     On July 13, 2000, the Board of Directors approved the issuance of letters of credit in favor of Kevin Relyea, Roger Chamness and Gayle DeBrosse solely for the purpose of securing amounts owed or that may be owed to such individuals by the Company, as discussed below. On November 7, 2000, a letter of credit was issued in favor of Mr. Relyea in the amount of $2,375,214, which amount substantially covers the obligations of the Company under Mr. Relyea's Second Amended and Restated Employment Agreement (for a description of such agreement see Item 11 - Employment Agreements). Currently, Mr. Relyea's letter of credit expires on December 2, 2002. On September 27, 2000, a letter of credit was issued in favor of Mr. Chamness in the amount of $650,000, which amount covered the obligations of the Company under Mr. Chamness' severance agreement and general release. Mr. Chamness' letter of credit expired on December 31, 2001. On September 27, 2000, a letter of credit was issued in favor of Ms. DeBrosse in the amount of

$402,250, which amount covered the obligations of the Company under Ms. DeBrosse's severance agreement and general release. Ms. DeBrosse's letter of credit was cancelled on January 7, 2002.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

                                                                                 Page
                                                                                 ----

     (a)  (1) Financial Statements. See the Index to Consolidated Financial
              Statements on page F-1.                                             --

          (2)  Financial Statement Schedule

               Schedule II - Valuation and qualifying accounts                   S-1

          (3)  Exhibits

               2(a) Agreement and Plan of Merger, dated as of June 9, 1998 by and among the Company, Fri-Sub, Inc. and Koo Koo Roo, Inc. ("KKR"). (Filed as Exhibit 2.1 to the Company's Form S-4 filed with the SEC on July 1, 1998.)

               2(b) Stock Purchase Agreement, dated as of March 27, 2000, by and among the Company, FRI-MRD Corporation and Acapulco Acquisition Corp. (Filed as Exhibit 2(b) to the Company's Form 10-K filed with the SEC on March 29, 2000.)

               2(c) Amendment No. 1 to Stock Purchase Agreement dated June 28,
                    2000, by and among the Company, FRI-MRD Corporation and Acapulco Acquisition Corp. (Filed as Exhibit 2.2 to the Company's Form 8-K filed with the SEC on July 5, 2000.)

               3(a)  Sixth Restated Certificate of Incorporation of the Company.
                    (Filed as Exhibit 3(a) to the Company's Form 10-Q filed with the SEC on May 12, 1999.)

               3(b) Second Amended and Restated Bylaws of the Company. (Filed as
                    Exhibit 3(c) to the Company's Form 10-K filed with the SEC on March 29, 1999.)

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

               4(i) First Amendment dated as of October 30, 1998 to the Note
                    Agreement dated as of June 9, 1998. (Filed as Exhibit 4(i) to the Company's Form 10-Q filed with the SEC on November 12, 1998.)

               4(j) Waiver dated as of January 29, 1999 to the Note Agreements dated as of August 12, 1997 and June 9, 1998. (Filed as
                    Exhibit 4(j) to the Company's Form 10-K filed with the SEC on March 29, 1999.)

              10(a)  The Company's 1994 Incentive Stock Option Plan. (Filed as
                     Exhibit 10(g) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

              10(b) The Company's Deferred Compensation Plan. (Filed as Exhibit 10(k) to the Company's Form 10-K filed with the SEC on March 27, 1995.)

              10(c) The Company's Severance Plan. (Filed as Exhibit 10(m) to the Company's Form 10-K filed with the SEC on March 27, 1995.)

              10(d) Lease Indemnification Agreement, dated as of January 27, 1994, by and between the Company and W. R. Grace & Co. -Conn. (Filed as Exhibit 10(ii) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

              10(e) Tax Sharing Agreement, dated as of January 27, 1994, by and among the Company, Foodmaker, Inc. and Chi-Chi's, Inc. (Filed as Exhibit 10(ll) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

              10(f) Registration Rights Agreement, dated as of January 27, 1994, by and among the Company and certain of its shareholders. (Filed as Exhibit 10(mm) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

              10(g) The Company's 1998 Management Incentive Compensation Plan Description. (Filed as Exhibit 10(h) to the Company's Form 10-K filed with the SEC on March 29, 1999.)

              10(h) The Company's 1999 Management Incentive Compensation Plan Description. (Filed as Exhibit 10(h) to the Company's Form 10-K filed with the SEC on March 29, 2000.)

              10(i) The Company's 2000 Management Incentive Compensation Plan Description. (Filed as Exhibit 10(i) to the Company's Form 10-K filed with the SEC on April 2, 2001.)

             *10(j) The Company's 2001 Management Incentive Compensation Plan Description.

              10(k) Amended and Restated Loan and Security Agreement by and among the Company, FRI-MRD Corporation, Chi-Chi's, Inc., each of their subsidiaries and Foothill Capital Corporation, dated as of July 19, 2000. (Filed as Exhibit
                     10.1 to the Company's Form 8-K filed with the SEC on July 24, 2000.)

              10(l) Amended, Restated and Consolidated General Continuing Guaranty, dated as of July 19, 2000, by and among the Company, FRI-MRD Corporation, FRI-Admin Corporation, Koo Koo Roo, Inc., The Hamlet Group, Inc. and Foothill Capital Corporation. (Filed as Exhibit 10.2 to the Company's Form 8-K filed with the SEC on July 24, 2000.)

              10(m) Amended and Restated Subordination Agreement, dated as of July 19, 2000, by and among Foothill Capital Corporation, FRI-MRD Corporation and the Company. (Filed as Exhibit 10.3 to the Company's Form 8-K filed with the SEC on July 24, 2000.)

              10(n) Amended, Restated and Consolidated Security Agreement, dated as of July 19, 2000, by and among Foothill Capital Corporation, the Company, FRI-MRD Corporation, FRI-Admin Corporation, Koo Koo Roo, Inc., The Hamlet Group, Inc. and each of the subsidiaries of Chi-Chi's, Inc. (Filed as Exhibit 10.4 to the Company's Form 8-K filed with the SEC on July 24, 2000.)

              10(o) Amended, Restated and Consolidated Stock Pledge Agreement, dated as of July 19, 2000, by and among the Company, FRI-MRD Corporation, Chi-Chi's, Inc. and Foothill Capital Corporation. (Filed as Exhibit 10.5 to the Company's Form 8-K filed with the SEC on July 24, 2000.)

              10(p) Amended and Restated Trademark Security Agreement, dated as of July 19, 2000, by and among Chi-Chi's, Inc. and Foothill Capital Corporation. (Filed as Exhibit 10.6 to the Company's Form 8-K filed with the SEC on July 24, 2000.)

              10(q) Distribution Service Agreement, dated as of April 30, 1997, between Chi-Chi's, Inc. and Sysco Corporation. (Portions of this document have been omitted pursuant to a request for confidential treatment.) (Filed as Exhibit 10(cc) to the Company's Form 10-K filed with the SEC on March 30, 1998.)

              10(r) Stock Purchase Agreement dated as of June 9, 1998 by and between FRI-MRD Corporation and KKR. (Filed as Exhibit 10.1 to the Company's Form S-4 filed with the SEC on July 1, 1998.)

              10(s) Bridge Loan Agreement dated as of June 9, 1998 among the Hamlet Group, Inc., as borrower, KKR, H.H.K. of Virginia, and H.H. of Maryland, Inc., as guarantors, and FRI-MRD Corporation, as lender. (Filed as Exhibit 10.2 to the Company's Form S-4 filed with the SEC on July 1, 1998.)

              10(t) Koo Koo Roo Enterprises, Inc. 1998 Stock Incentive Plan. (Filed as Exhibit 10(ii) to the Company's Form 10-Q filed with the SEC on November 12, 1998.)

              10(u) Second Amended and Restated Employment Agreement dated as of July 13, 2000 by and between Kevin S. Relyea, the Company and certain subsidiaries. (Filed as Exhibit 10 (t) to the Company's Form 10-K as filed with the SEC on April 2, 2001.)

             *10(v) Severance Agreement and General Release dated as of June 21, 2001 by and between Gayle A. DeBrosse, the Company and certain subsidiaries.

              10(w) Severance Agreement and General Release dated as of December 21, 2000 by and between Roger K. Chamness, the Company and certain subsidiaries. (Filed as Exhibit 10 (v) to the Company's Form 10-K filed with the SEC on April 2, 2001.)

              10(x) Prandium, Inc. Divestiture Bonus Plan for Key Management for 1999-2000. (Filed as Exhibit 10(nn) to the Company's Form 10-K filed with the SEC on March 29, 2000.)

              10(y) Letter Agreement effective as of March 29, 2001 by and among Foothill Capital Corporation, FRI-MRD Corporation and Chi-Chi's, Inc. (Filed as Exhibit 10 (x) to the Company's Form 10-K filed with the SEC on April 2, 2001.)

              10(z) Letter Agreement effective as of May 15, 2001 by and among Foothill Capital Corporation, FRI-MRD Corporation and Chi-Chi's, Inc. (Filed as Exhibit 10 (b) to the Company's Form 10-Q filed with the SEC on May 16, 2001.)

              10(aa) Letter Agreement, effective as of June 15, 2001, by and among Foothill Capital Corporation, FRI-MRD Corporation and Chi-Chi's, Inc. (Filed as Exhibit 99.1 to the Company's Form 8-K filed with the SEC on June 20, 2001.)

              10(bb) Letter Agreement, effective as of October 18, 2001 by and among Foothill Capital Corporation, the Company, FRI-MRD Corporation and certain of its subsidiaries. (Filed as Exhibit 10 (d) to the Company's Form 10-Q filed with the SEC on November 14, 2001.)

              10(cc) Letter Agreement, dated as of November 7, 2001 by and among the Company, FRI-MRD Corporation and MacKay Shields Financial to the Company's Form 10-Q filed with the SEC on November 14, 2001.)

              10(cc) Letter Agreement, dated as of November 7, 2001 by and among the Company, FRI-MRD Corporation and MacKay Shields Financial Corporation. (Filed as Exhibit 10(e) the Company's Form 10-Q filed with the SEC on November 14,
                     2001).

              10(dd) Letter Agreement, effective as of January 10, 2002 by and among Foothill Capital Corporation, the Company, FRI-MRD Corporation and certain of its subsidiaries. (Filed as Exhibit 99.1 to the Company's Form 8-K filed with the SEC on January 16, 2002.)

             *10(ee) Letter Agreement, effective as of March 13, 2002 by and among Foothill Capital Corporation, the Company, FRI-MRD Corporation and certain of its subsidiaries.

             *10(ff) Letter Agreement, dated as of March 26, 2002 by and among the Company, FRI-MRD Corporation and MacKay Shields Financial Corporation.

             *21(a)  List of Subsidiaries.

             *21(b)  Names Under Which Subsidiaries Do Business.

             *23     Consent of KPMG LLP.

     (b)  Reports on Form 8-K

          None.

----------
*    Filed herewith

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRANDIUM, INC.


By /S/ Robert T. Trebing, Jr.               April 1, 2002
   --------------------------               -------------
   Robert T. Trebing, Jr                         Date
   Executive Vice President
   and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                      Title                   Date
           ---------                      -----                   ----


                                 Chairman, President and
                                 Chief Executive Officer
                                  (Principal Executive
/S/ Kevin S. Relyea                     Officer)              April 1, 2002
---------------------------
Kevin S. Relyea


/S/ Donald C. Blough                    Director              April 1, 2002
---------------------------
Donald C. Blough


/S/ Michael E. Malanga                  Director              April 1, 2002
---------------------------
Michael E. Malanga


/S/ Daniel E. Maltby, Ph.D.             Director              April 1, 2002
---------------------------
Daniel E. Maltby, Ph.D.


/S/ William E. Rulon                    Director              April 1, 2002
---------------------------
William E. Rulon


/S/ Khanh T. Tran                       Director              April 1, 2002
---------------------------
Khanh T. Tran


                                Executive Vice President
                               and Chief Financial Officer
                                (Principal Financial and
/S/ Robert T. Trebing, Jr.         Accounting Officer)        April 1, 2002
---------------------------
Robert T. Trebing, Jr.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   Page
Prandium, Inc.

   Independent Auditors' Report                                                    F-2

   Consolidated Balance Sheets as of December 30, 2001 and December 31, 2000       F-3

   Consolidated Statements of Operations for the Years Ended December 30, 2001,
     December 31, 2000, and December 26, 1999                                      F-4

   Consolidated Statements of Common Stockholders' Deficit for the Years Ended
     December 30, 2001, December 31, 2000 and  December 26, 1999                   F-5

   Consolidated Statements of Cash Flows for the Years Ended December 30, 2001,
     December 31, 2000 and December 26, 1999                                       F-6

   Notes to Consolidated Financial Statements                                      F-8

   Schedule II-Valuation and Qualifying Accounts for the Years Ended
     December 30, 2001, December 31, 2000 and December 26, 1999                    S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Prandium, Inc.:

     We have audited the accompanying consolidated balance sheets of Prandium, Inc. and its subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 30, 2001, December 31, 2000 and December 26, 1999. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prandium, Inc. and its subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for the years ended December 30, 2001, December 31, 2000 and December 26, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

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

                                    KPMG LLP

Orange County, California
February 15, 2002, except as to the fourth paragraph of note 2, which is as of March 26, 2002, the first paragraph of note 4, which is as of March
14, 2002, the eleventh paragraph of note 10, which is as of March 13, 2002 and the third paragraph of note 20, which is as of March 14, 2002

                                 PRANDIUM, INC.

                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                December 30,   December 31,
                                                                                    2001            2000
                                                                                ------------   ------------
ASSETS
------
Current assets:
  Cash and cash equivalents                                                       $  27,982     $  53,505
  Restricted cash                                                                    12,992         2,500
  Receivables, net                                                                    1,894         2,075
  Inventories                                                                         1,887         2,386
  Other current assets                                                                5,139         2,574
  Property held for sale                                                             15,844            --
                                                                                  ---------     ---------
    Total current assets                                                             65,738        63,040

Property and equipment, net                                                          96,926       124,922
Costs in excess of net assets of business acquired, net                                  --        16,814
Other assets, net                                                                    11,218        15,736
                                                                                  ---------     ---------
                                                                                  $ 173,882     $ 220,512
                                                                                  =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current portion of long-term debt, including capitalized lease obligations      $ 234,271     $   2,060
  Accounts payable                                                                    6,178         8,150
  Current portion of self-insurance reserves                                          2,012         2,812
  Other accrued liabilities                                                          81,117        58,760
  Income taxes payable                                                                3,379         3,523
                                                                                  ---------     ---------
    Total current liabilities                                                       326,957        75,305

Self-insurance reserves                                                               5,964         5,298
Other long-term liabilities                                                           2,648         3,590
Long-term debt, including capitalized lease obligations, less current portion           967       235,696
                                                                                  ---------     ---------
    Total liabilities                                                               336,536       319,889
                                                                                  ---------     ---------

Commitments and contingencies

Stockholders' deficit:
  Common stock - authorized 300,000,000  shares,  par value
     180,380,513 shares issued and outstanding in 2001 and 2000                       1,804         1,804
  Additional paid-in capital                                                        222,353       222,353
  Accumulated deficit                                                              (386,811)     (323,534)
                                                                                  ---------     ---------
    Total stockholders' deficit                                                    (162,654)      (99,377)
                                                                                  ---------     ---------
                                                                                  $ 173,882     $ 220,512
                                                                                  =========     =========

           See accompanying notes to consolidated financial statements

                                 PRANDIUM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in thousands, except per share amounts)

                                                                   For the Years Ended
                                                     --------------------------------------------
                                                     December 30,    December 31,    December 26,
                                                        2001            2000            1999
                                                     ------------    ------------    ------------
Sales                                                $    289,870    $    424,632    $    536,579
                                                     ------------    ------------    ------------

Product costs                                              76,631         113,278         141,881
Payroll and related costs                                 103,781         152,670         190,772
Occupancy and other operating expenses                     83,932         116,065         139,153
Depreciation and amortization                              15,691          22,852          28,031
General and administrative expenses                        22,099          27,834          32,742
Opening costs                                                 354             762           2,879
Loss on disposition of properties, net                      1,449           4,104           5,265
Provision for divestitures and write-down of long-
    lived assets                                           17,043          58,027             484
Restructuring costs                                         3,610              --              --
                                                     ------------    ------------    ------------

  Total costs and expenses                                324,590         495,592         541,207
                                                     ------------    ------------    ------------

Operating loss                                            (34,720)        (70,960)         (4,628)
Gain on sale of division                                       --          60,729              --
Interest expense, net                                     (28,222)        (30,841)        (31,371)
                                                     ------------    ------------    ------------

Loss before income tax provision                          (62,942)        (41,072)        (35,999)

Income tax provision                                          335             700             492
                                                     ------------    ------------    ------------

Net loss                                             $    (63,277)   $    (41,772)   $    (36,491)
                                                     ============    ============    ============

Net loss  per share -- basic and diluted             $      (0.35)   $      (0.23)   $      (0.20)
                                                     ============    ============    ============

Weighted average shares outstanding -- basic
  and diluted                                         180,380,513     180,380,513     180,380,513
                                                     ============    ============    ============

           See accompanying notes to consolidated financial statements

                                 PRANDIUM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

 FOR THE YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999
                                ($ in thousands)

                                    Common Stock      Additional
                               --------------------    Paid-in     Accumulated
                                 Shares      Amount    Capital       Deficit       Total
                               -----------   ------   ----------   -----------   ---------
Balance at December 27, 1998   178,105,294   $1,781    $222,353     $(245,271)   $ (21,137)
  Net loss                              --       --          --       (36,491)     (36,491)
  Issuance of common stock       2,275,219       23          --            --           23
                               -----------   ------    --------     ---------    ---------

Balance at December 26, 1999   180,380,513    1,804     222,353      (281,762)     (57,605)
  Net loss                              --       --          --       (41,772)     (41,772)
                               -----------   ------    --------     ---------    ---------

Balance at December 31, 2000   180,380,513    1,804     222,353      (323,534)     (99,377)
  Net loss                              --       --          --       (63,277)     (63,277)
                               -----------   ------    --------     ---------    ---------

Balance at December 30, 2001   180,380,513   $1,804    $222,353     $(386,811)   $(162,654)
                               ===========   ======    ========     =========    =========

           See accompanying notes to consolidated financial statements

                                 PRANDIUM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                         For the Years Ended
                                                                            ------------------------------------------
                                                                            December 30,   December 31,   December 26,
                                                                                2001          2000           1999
                                                                            ------------   ------------   ------------
                                           Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:

  Cash received from customers                                               $ 289,970      $ 425,546      $ 537,619
  Cash received from franchisees and licensees                                   1,329          1,581          1,726
  Cash paid to suppliers and employees                                        (295,634)      (413,351)      (520,792)
  Interest received                                                              1,919          2,142            365
  Interest paid                                                                 (1,761)       (32,101)       (16,645)
  Opening costs                                                                   (354)          (762)        (2,879)
  Restructuring costs                                                           (3,715)            --             --
  Income taxes paid                                                               (479)          (815)          (596)
                                                                             ---------      ---------      ---------

     Net cash used in operating activities                                      (8,725)       (17,760)        (1,202)
                                                                             ---------      ---------      ---------

Cash flows from investing activites:

  Proceeds from disposal of property and equipment                               3,438          1,075          2,510
  Proceeds from payments on notes receivable                                       693            711          2,238
  Proceeds from sale of notes receivable, net                                       --             --          3,246
  Cash required for Merger and Hamlet Acquistion                                    --             --         (2,356)
  Capital expenditures                                                          (5,483)       (15,622)       (30,335)
  Lease termination payments                                                    (1,193)          (974)        (3,557)
  Other divestment expenditures                                                 (1,873)        (1,976)        (2,307)
  Proceeds from (cash required for) the El Torito sale, net                     (1,251)       111,660             --
  Increase in restricted cash, net                                              (7,921)        (2,500)            --
  Other                                                                         (1,147)        (2,742)        (1,520)
                                                                             ---------      ---------      ---------

     Net cash provided by (used in) investing activities                       (14,737)        89,632        (32,081)
                                                                             ---------      ---------      ---------

Cash flows from financing activities:

  Proceeds from (repayments of) working capital borrowings, net                     --        (21,850)        21,850
  Proceeds from equipment financing                                                 --          2,672             --
  Payment of debt issuance costs                                                  (616)            --           (347)
  Reductions of long-term debt, including capitalized lease obligations         (1,445)        (2,789)        (2,327)
                                                                             ---------      ---------      ---------

     Net cash provided by (used in) financing activities                        (2,061)       (21,967)        19,176
                                                                             ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                           (25,523)        49,905        (14,107)
Cash and cash eqivalents at beginning of year                                   53,505          3,600         17,707
                                                                             ---------      ---------      ---------

Cash and cash equivalents at end of year                                     $  27,982      $  53,505      $   3,600
                                                                             =========      =========      =========

                                 PRANDIUM, INC.

                                ($ in thousands)

                                                                                           For the Years Ended
                                                                               ------------------------------------------
                                                                               December 30,   December 31,   December 26,
                                                                                  2001           2000           1999
                                                                               ------------   ------------   -----------
                                  Reconciliation of Net Loss to Net Cash Used in Operating Activities
Net loss                                                                         $(63,277)      $(41,772)     $(36,491)
                                                                                 --------       --------      --------
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                 15,691         22,852        28,031
     Amortization of debt issuance costs and deferred gain                            455          1,102         1,550
     Loss on disposition of properties, net                                         1,449          4,104         5,265
     Provision for divestitures and write-down of long-lived assets                17,043         58,027           484
     Gain on sale of division                                                          --        (60,729)           --
     Accretion of interest on notes                                                    --             --         6,954
     Changes in operating assets and liabilities, net of
     reclassification of Hamlet as property held for sale in 2001:
         Decrease in receivables                                                       56            967         1,285
         Decrease in inventories                                                      272            195            17
         (Increase) decrease in other current assets                               (2,749)         1,005            70
         Decrease in accounts payable                                              (1,137)        (2,555)       (5,086)
         Decrease in self-insurance reserves                                         (800)          (229)       (3,457)
         Increase (decrease) in other accrued liabilities                          24,416           (612)          280
         Decrease in income taxes payable                                            (144)          (115)         (104)
                                                                                 --------       --------      --------

         Total adjustments                                                         54,552         24,012        35,289
                                                                                 --------       --------      --------

Net cash used in operating activities                                            $ (8,725)      $(17,760)     $ (1,202)
                                                                                 ========       ========      ========

Supplemental schedule of non-cash investing and financing activities:

Capital expenditures and cash flows from financing activities exclude capitalized leases of $5,123 in 1999.

           See accompanying notes to consolidated financial statements

                                 PRANDIUM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 30, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Prandium, Inc. (together with its subsidiaries, the "Company") was incorporated in Delaware in 1986. The Company is primarily engaged in the operation of restaurants in the full-service and fast-casual segments, through its subsidiaries. At December 30, 2001, the Company operated 190 restaurants in 21 states, approximately 65% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 7 restaurants outside the United States.

Fiscal year

     The Company reports results of operations based on 52 or 53 week periods ending on the last Sunday in December. The fiscal year ended December 30, 2001 included 52 weeks, the fiscal year ended December 31, 2000 included 53 weeks and the fiscal year ended December 26, 1999 included 52 weeks.

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

Cash and equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories

     Inventories consist primarily of food, paper and liquor and are stated at the lower of cost or market. Costs are determined using the first-in, first-out
(FIFO) method.

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

     Losses on disposition of properties are recognized when a commitment to divest a restaurant property is made by the Company and include estimated carrying costs through the expected disposal date. Divestment charges include liabilities for the net present value of any remaining lease obligations, including executory costs, after the expected closure dates, net of estimated sublease income, if any.

Advertising

     Production costs of commercials and programming are charged to operations when aired. Costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expenses were $12,383,000, $16,829,000 and $18,779,000 for the years ended December 30, 2001,
December 31, 2000 and December 26, 1999, respectively.

Franchise, license and royalty fees

     Initial franchise, license and royalty fees are recognized when all material services have been performed and conditions have been satisfied. No initial fees were recognized in 2001 and 1999. Initial fees for 2000 totaled $49,000. Monthly fees for all franchise, license and royalty arrangements are accrued as earned based on the respective monthly sales. Such fees totaled $1,313,000 for 2001, $1,530,000 for 2000 and $1,542,000 for 1999 and offset general and administrative expenses.

Costs in excess of net assets of business acquired

     Costs in excess of net assets of business acquired was amortized using the straight-line method over 40 years. Costs in excess of net assets of business acquired related to Hamburger Hamlet restaurant chain was amortized through the third quarter of 2001 when the Company classified the net assets and liabilities of the Hamburger Hamlet restaurant chain as property held for sale as further discussed in Note 4. Costs in excess of net assets of business acquired related to the Koo Koo Roo restaurant chain was amortized through the fourth quarter of 2000 when the Company wrote off its remaining balance as further discussed in
Note 5. Accumulated amortization amounted to $966,000 at December 31, 2000. The Company evaluated the carrying value of its costs in excess of net assets of business acquired on an ongoing basis relying on a number of factors, including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considered non-financial data such as continuity of personnel, changes in the operating environment, name identification, competitive information and market trends. Finally, the evaluation considered changes in management's strategic direction or market emphasis. When the foregoing considerations suggested that a deterioration of the financial condition of the Company or any of its divisions had occurred, the Company measured the amount of an impairment, if any, based on the estimated fair value of the restaurant operations over the remaining amortization period.

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

     As a result of a continued review of operating results, the Company identified three unprofitable Chi-Chi's restaurants which may either take too long to recover profitability or may not recover at all, despite current marketing and cost control programs. In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded write-downs of long lived assets of $1,626,000 during the fourth quarter of 2001 to reduce the assets' carrying value to their estimated fair value. The Company also analyzed the carrying value of restaurants impaired prior to 2001. In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded additional write-downs of long-lived assets of $410,000 during 2001 to reduce the assets' carrying value to their estimated fair value.

     During 2000, the Company identified three unprofitable Chi-Chi's restaurants, three unprofitable El Torito Express restaurants and two unprofitable Koo Koo Roo restaurants as being impaired. In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded write-downs of long-lived assets of $1,730,000 and $3,106,000 during the third and fourth quarters of 2000, respectively, to reduce the assets' carrying value to their estimated fair value.

     During 1999, the Company identified one unprofitable Chi-Chi's restaurant and one unprofitable El Torito restaurant as being impaired. In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded a write-down of long-lived assets of $628,000 during the fourth quarter of 1999 to reduce the assets' carrying value to their estimated fair value.

Opening costs

     Opening costs are incurred in connection with the opening or remodeling of a restaurant, are principally related to stocking the restaurant and training its staff and are expensed as incurred. Opening costs incurred during 2001, 2000 and 1999 were $354,000, $762,000 and $2,879,000, respectively.

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Net loss per common share

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The impact of common stock equivalents has not been included since the impact would be anti-dilutive for all years presented.

Stock-based employee compensation

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company measures stock-based employee compensation cost for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations and includes pro forma information in Note 17. Accordingly, compensation cost for the stock option grants to employees is measured as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. For the years ended December 30, 2001, December 31, 2000 and December 26, 1999, 18,015,000 shares, 21,252,000 shares and
25,801,000 shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of net loss per share as their effect would have been anti-dilutive.

Segment disclosures

     The Company applies the provisions of SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. The Company's reportable segments are based on restaurant operating divisions.

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

Insurance reserves

     Insurance reserves are accounted for based on actuarial estimates of the amount of loss inherent in that period's claims, including losses for claims that have not yet heen reported. These estimates rely on actuarial calculations of ultimate loss experience for similar historical events and an estimate of incurred but not reported claims.

Revenue recognition

     Restaurant sales are recorded when payment is tendered at the point of sale.

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Reclassifications

     Certain amounts as previously reported have been reclassified to conform to the 2001 presentation.

NOTE 2 - GOING CONCERN MATTERS AND RECAPITALIZATION PLAN:

     The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the 2001 consolidated financial statements, the Company incurred net losses of $63,277,000, $41,772,000 and $36,491,000 for the fiscal years ended December 30,
2001, December 31, 2000 and December 26, 1999, respectively, and had a stockholders' deficit of $162,654,000 on December 30, 2001.

     During 1999 and the first half of fiscal 2000, the Company explored several financing transactions and other strategic alternatives in an effort to meet its debt service requirements. This process culminated in the sale to Acapulco Acquisition Corp. ("Acapulco") of the El Torito restaurant division on June 28, 2000 (the "El Torito Sale"). A portion of the net cash proceeds from that transaction was used to pay indebtedness of $25.9 million outstanding under the Company's credit facility (the "Foothill Credit Facility") with Foothill Capital Corporation ("Foothill"). In addition, Acapulco assumed $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, as part of the El Torito Sale. However, even after completion of the El Torito Sale, the Company has continued to be highly leveraged and has significant annual debt service requirements.

     During the second half of fiscal 2000, the Company began considering other alternatives to address its debt service requirements. As a result of discussions and deliberation among the Company and its legal and financial advisors during January 2001 , the Company's subsidiary FRI-MRD Corporation ("FRI-MRD") elected not to pay the semi-annual interest payments due January 31, 2001 and July 31, 2001 and the principal and interest due January 24, 2002 on its outstanding long-term debt (the "FRI-MRD Notes"). The Company also elected not to pay the semi-annual interest payments due February 1, 2001 and August 1, 2001 and the principal and interest due February 1, 2002 on its outstanding long-term debt (the "Prandium Notes"). Under the terms of the note agreements governing the FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became "Events of Default" and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. In addition, the vesting of the right (whether or not exercised) of the noteholders to accelerate the debt caused an "Event of Default" to occur under the Foothill Credit Facility, and Foothill became entitled to certain additional rights. As a result of these "Events of Default," the Company has classified all debt outstanding under the FRI-MRD Notes and the Prandium Notes (approximately $233.4 million at December 30, 2001) as current in the 2001 consolidated balance sheet.

     The Company is currently negotiating with certain of its creditors, including Foothill and the holders of the FRI-MRD Notes and some of the holders of the Prandium Notes, to reach agreement on a capital restructuring of the Company and its subsidiaries and to that end has negotiated and executed a term sheet on November 7, 2001 and subsequent letter agreement (the "Note Letter

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Agreement") on March 26, 2002 with an authorized representative of holders of a majority of the FRI-MRD Notes (also see note 4). As currently contemplated, the restructuring would involve a prepackaged plan of reorganization to be implemented through the commencement of cases by the Company and FRI-MRD under chapter 11 of the United States Bankruptcy Code (such cases, a "Reorganization Case") and, either concurrent with or subsequent to the Reorganization Case, the sale of the Hamburger Hamlet restaurant chain. In light of the amount that the Company owes to creditors and the size of the Company's operations, the Company anticipates that, under such a prepackaged plan, there will not be value available for distribution to its current stockholders or the holders of the 10 7/8% subordinated Prandium Notes. The Company does not currently contemplate that the Reorganization Case would involve any of the Company's operating subsidiaries.

     The Company cannot provide any assurance it will be able to reach an acceptable agreement with its creditors on a capital restructuring, on the terms of such an agreement, or on such an agreement's effect on the Company's operations. If the Company cannot reach such an agreement, it will need to consider other alternatives, including, but not limited to, a chapter 11 bankruptcy filing without a prearranged or prepackaged reorganization plan. There can be no assurance that the Company would be able to reorganize successfully in such a proceeding. Under any such circumstances, the Company anticipates that there will not be value available for distribution to its current stockholders or the holders of the 10 7/8% subordinated Prandium Notes. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

NOTE 3 - SALE OF EL TORITO DIVISION:

     On June 28, 2000, the Company completed the El Torito Sale in a transaction with an adjusted enterprise value of approximately $129.5 million. At June 28, 2000, the El Tortio Division operated 97 full-service restaurants and four fast-casual restaurants in eleven states and franchised and licensed eleven restaurants outside the United States. All but two full-service restaurants and none of the four fast-casual restaurants were included in the El Torito Sale. As a result of the El Torito Sale, the Company received, after a $0.7 million post-closing adjustment based on a closing balance sheet, $128.8 million, consisting of $114.0 million in cash, the assumption of $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, and $5.0 million deposited in escrow. The Company recorded a pretax gain of $60.7 million in fiscal 2000 as a result of this transaction. A portion of the net cash proceeds was used to pay indebtedness outstanding under the Foothill Credit Facility of $25.9 million and another portion was set aside in an interest bearing escrow account totaling $5.0 million. Of this escrow account balance, $2.5 million was recorded as restricted cash and $2.5 million was recorded in other assets at December 31, 2000. During 2001,

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

the Company received $2.5 million of the escrow balance, and the remaining $2.5 million is recorded as restricted cash at December 30, 2001.

     The 95 full-service El Torito Division restaurants that were sold generated sales of $112,409,000 and $214,681,000 for the six months and two days ended June 27, 2000 (through date of sale) and the fiscal year ended December 26, 1999, respectively, and produced El Torito Division operating income of $5,411,000 and $6,458,000, respectively. Such operating income includes charges for allocated corporate general and administrative expenses of $2,889,000 and $5,515,000 for the six months and two days ended June 27, 2000 and the fiscal year ended December 26, 1999, respectively.

NOTE 4 - SALE OF HAMBURGER HAMLET RESTAURANTS:

     A sale of the Hamburger Hamlet restaurant chain is contemplated by the Note Letter Agreement and the Company's capital restructuring strategy. On October 23, 2001, FRI-MRD entered into an agreement to sell its chain of 14 Hamburger Hamlet restaurants. The agreement terminated on February 6, 2002 in accordance with its terms. The Company continues to explore and develop opportunities to sell the Hamburger Hamlet restaurants and on March 14, 2002, entered into a letter agreement with a prospective purchaser entitling such purchaser to a 30-day exclusive negotiation period. There can be no guarantee that the Company will be able to sell the Hamburger Hamlet restaurants on acceptable terms.

     At December 30, 2001, the assets and liabilities of the Hamburger Hamlet restaurant chain have been written down to their estimated net realizable value of $15,844,000 and classified as property held for sale in the accompanying consolidated balance sheet. The related write-down of $8,172,000 is reported in provision for divestitures and write-down of long-lived assets in the accompanying 2001 consolidated statement of operations. During the third quarter of 2001, the Company also recorded a write-down of $1,069,000 related to the sale of another restaurant property.

     The Hamburger Hamlet restaurant chain generated sales of $32,371,000 and $33,006,000 for the fiscal years ended December 30, 2001 and December 31, 2000, respectively, and related operating income of $1,948,000 and $2,039,000 for the same periods, respectively. Such operating income includes charges for allocated general and administrative expenses of $748,000 and $702,000 for the fiscal years ended December 30, 2001 and December 31, 2000, respectively.

NOTE 5 - WRITE-OFF OF COSTS IN EXCESS OF NET ASSETS OF BUSINESS ACQUIRED:

     On October 30, 1998, the Company, FRI-Sub, Inc., an indirect wholly-owned subsidiary of the Company, and Koo Koo Roo, Inc. ("KKR") consummated a merger (the "Merger"), pursuant to which FRI-Sub, Inc. was merged with and into KKR, with KKR as the surviving corporation and an indirect wholly-owned subsidiary of the Company. Since the Merger, Koo Koo Roo realized comparable restaurant sales declines that continued through the fourth quarter of 2000. These sales declines resulted in operating performance for Koo Koo Roo which was lower than anticipated at

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

the time of the Merger. These operating results caused the Company to reevaluate its business strategy for Koo Koo Roo.

     Consistent with this strategic reevaluation, the Company revised its forecasts for the future operations of Koo Koo Roo resulting in a reduction in projected future cash flows and a lower valuation of the business. The Company determined that its projected results for Koo Koo Roo would not support the future recoverability of the remaining Koo Koo Roo costs in excess of net assets of business acquired balance of $47,771,000 at December 31, 2000.

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

NOTE 6 - RECEIVABLES:

     A summary of receivables follows:

                                                           2001       2000
                                                          ------     ------
                                                          ($ in thousands)

     Trade, principally credit cards                      $1,427     $1,557
     License and franchise fees and related receivables      110        126
     Notes receivable                                         53         53
     Other                                                   304        339
                                                          ------     ------
                                                          $1,894     $2,075
                                                          ======     ======

NOTE 7 - STRATEGIC DIVESTMENT PROGRAMS:

     In the fourth quarter of 1999, three non-strategic Koo Koo Roo restaurants were designated for divestment (the "KKR Strategic Divestment Program"). In conjunction with the KKR Strategic Divestment Program, the Company recorded a provision for divestitures of $904,000. This provision consisted of costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. During 2000, two of the restaurants were subleased and the third restaurant's lease was terminated. In the fourth quarter of 2000, ten additional non-strategic Koo Koo Roo restaurants were designated for divestment. In conjunction with the KKR Strategic Divestment Program, the Company recorded a provision for divestitures of $4,510,000 in 2000. This provision consisted of
(i) $2,765,000 for the write-down to net realizable value of the property and equipment associated with such restaurants and (ii) $1,745,000 for costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. In the first quarter of 2001, the Company recorded a provision for severance costs of $189,000 associated with certain restaurant managers in connection with the restaurants to be divested. During the year ended December 30, 2001, these ten restaurants (including nine restaurants divested or closed in 2001) had sales of $3,563,000 and restaurant level operating losses of $790,000. For the year ended December 30, 2001, the Company paid (i) $138,000 for severance costs associated with certain restaurant managers who were

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

terminated in connection with the restaurants divested and (ii) $947,000 for net costs associated with lease terminations, brokerage fees and other divestment costs. For the year ended December 31, 2000, the Company paid $135,000 for such costs. In the fourth quarter of 2001, four additional Koo Koo Roo restaurants were designated for divestment. The Company recorded a provision for divestitures of $814,000. This provision consisted of (i) $664,000 for the write-down to net realizable value of the property and equipment associated with such restaurants and (ii) $150,000 for costs associated with lease terminations, subsidized leases, brokerage fees and other divestment costs. During 2001, these four restaurants had sales of $2,522,000 and restaurant level operating losses of $767,000.

     In the fourth quarter of 1998, 48 non-strategic Chi-Chi's restaurants were designated for divestment (the "CC Strategic Divestment Program"). In conjunction with the CC Strategic Divestment Program, the Company recorded a provision for divestitures of $22,884,000, including divestment reserves of $12,256,000. During the fourth quarter of 1999, the Company determined that it would not be able to satisfactorily negotiate lease terminations or subleases for 20 operating restaurants of the 48 Chi-Chi's restaurants designated for divestment. As a result, these 20 restaurants were removed from the CC Strategic Divestment Program, and $1,048,000 previously recorded in conjunction with the provision for divestitures was reversed during the fourth quarter of 1999. After this reversal, the eight restaurants remaining in the CC Strategic Divestment Program were divested during 2000. For the years ended December 30, 2001, December 31, 2000 and December 26, 1999, the Company paid (i) $33,000, $225,000 and $287,000, respectively, for severance costs associated with certain restaurant and regional managers who were terminated in connection with the restaurants divested and (ii) $1,681,000, $2,124,000 and $1,913,000, respectively, for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. In the fourth quarter of 2001, sixteen additional Chi-Chi's restaurants were designated for divestment. The Company recorded a provision for divestitures of $2,736,000. This provision consisted of (i) $2,386,000 for the write-down to net realizable value of the property and equipment associated with such restaurants and (ii) $350,000 for costs associated with lease terminations, subsidized leases, brokerage fees and other divestment costs. During 2001, these sixteen restaurants had sales of $15,815,000 and restaurant level operating losses of $2,324,000. In December 2001, the Company recorded an additional provision for divestitures of $2,029,000 for costs associated with lease terminations, subsidized leases, brokerage fees and other divestment costs.

     Three other non-strategic restaurants were identified for divestment during 2000. The Company recorded a provision for divestitures with respect to such restaurants of $1,805,000 in 2000. This provision consisted of (i) $1,730,000 for the write-down to fair value of the property and equipment associated with such restaurants and (ii) $75,000 for costs associated with broker commissions and other divestment costs. These restaurants were divested during the first quarter of 2001. For the year ended December 30, 2001, the Company (i) paid $2,000 for severance costs associated with certain restaurant managers who were terminated in connection with these divested restaurants and (ii) paid $9,000 in net divestment costs.

     In the second quarter of 2001, the Company announced an organizational restructuring that resulted in the elimination of approximately 40 positions in the Company's support center. The

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Company recorded a provision of $1,607,000 for severance and outplacement services and the amount is included in restructuring costs on the accompanying 2001 consolidated statements of operations. For the year ended December 30, 2001, a total of $1,521,000 was paid for severance and outplacement services.

NOTE 8 - PROPERTY AND EQUIPMENT:

     A summary of property and equipment follows:

                                                   2001       2000
                                                 --------   --------
                                                   ($ in thousands)
     Land                                        $ 12,217   $ 15,490
     Buildings and improvements                    93,065    110,023
     Furniture, fixtures and equipment             60,039     62,850
     Projects under construction                    2,728      4,279
                                                 --------   --------
                                                  168,049    192,642
     Accumulated depreciation and amortization    (71,123)   (67,720)
                                                 --------   --------
                                                 $ 96,926   $124,922
                                                 ========   ========

     Property under capitalized leases in the amount of $2,829,000 at December 30, 2001 and December 31, 2000 is included in buildings and improvements. Accumulated amortization of this property under capitalized leases amounted to $2,314,000 at December 30, 2001 and $2,254,000 at December 31, 2000. These
capitalized leases primarily relate to the buildings on certain restaurant properties; the land portions of these leases are accounted for as operating leases.

     In addition, property under capitalized leases in the amount of $1,446,000 at December 30, 2001 and $2,092,000 at December 31, 2000 is included in furniture, fixtures and equipment. Accumulated amortization of this property under capitalized leases amounted to $1,146,000 at December 30, 2001 and $1,127,000 at December 31, 2000.

     Depreciation and amortization relating to property and equipment was $15,169,000 for 2001, $20,436,000 for 2000 and $24,871,000 for 1999, of which
$237,000, $1,787,000 and $2,176,000, respectively, was related to amortization of property under capitalized leases.

     A majority of the capitalized building leases have original terms of 25 years and all of the capitalized equipment leases have original terms of three years. All of these leases expire by the end of the year 2005. A majority of the operating leases have original terms of 25 years, and substantially all of these leases expire in the year 2012 or later. Most operating leases have renewal options. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in most cases, contingent rent, calculated as a percentage of sales, in excess of minimum rent. The total amount of contingent rent under capitalized leases for the years ended December 30, 2001, December 31, 2000 and December 26, 1999 was $0, $16,000 and $890,000,
respectively. Total rental expense for all operating leases comprised the following:

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                       2001      2000      1999
                                      -------   -------   -------
                                           ($ in thousands)
     Minimum rent                     $28,907   $36,373   $44,220
     Contingent rent                      911     1,719     1,798
     Less: Sublease rent               (4,473)   (5,179)   (6,163)
                                      -------   -------   -------
                                      $25,345   $32,319   $39,855
                                      =======   =======   =======

     At December 30, 2001, the present value of capitalized lease payments and the future minimum lease payments on non-cancellable operating leases were:

                                          Capitalized   Operating
Due in                                      Leases       Leases
------                                    ----------    ---------
                                                        ($ in thousands)
2002                                        $  669      $ 27,813
2003                                           202        25,375
2004                                           107        21,763
2005                                            57        18,932
2006                                             0        13,202
Later years                                      0        37,547
                                            ------      --------
Total minimum lease payments                 1,035      $144,632
                                                        ========
Interest                                      (100)
                                            ------
Present value of minimum lease payments     $  935
                                            ======

     The future lease payments summarized above include commitments for leased properties included in the Company's divestiture programs.

NOTE 9 - OTHER ASSETS:

     A summary of other assets follows:

                                                      2001      2000
                                                     -------   -------
                                                      ($ in thousands)
     Liquor licenses                                 $ 5,052   $ 5,203
     Debt issuances costs                                711     1,467
     Notes receivable                                  3,731     4,677
     Cash in escrow                                        0     2,500
     Deferred compensation plan                            0       477
     Other                                             1,724     1,412
                                                     -------   -------
                                                     $11,218   $15,736
                                                     =======   =======

     Debt issuance costs are amortized over the terms of the respective loan agreements on a method approximating the effective interest method.

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

NOTE 10 - LONG-TERM DEBT, INCLUDING CAPITALIZED LEASE OBLIGATIONS:

     Long-term debt, including capitalized lease obligations, is comprised of the following:

                                                            2001       2000
                                                         --------   --------
                                                          ($ in thousands)
9-3/4% Senior Notes                                       103,456   $103,456
10-7/8% Senior Subordinated Discount Notes                 30,900     30,900
15% Senior Discount Notes                                  75,000     75,000
14% Senior Secured Discount Notes                          24,000     24,000
Capitalized lease obligations                                 935      1,697
Other                                                         873      1,711
                                                         --------   --------
                                                          235,164    236,764
Deferred gain on debt exchange                                 74        992
                                                         --------   --------
                                                          235,238    237,756
Amounts due within one year                               234,271      2,060
                                                         --------   --------
                                                         $    967   $235,696
                                                         ========   ========

     On January 27, 1994, the Company sold $300 million principal amount of 9-3/4% Senior Notes due in full in 2002 (the "Senior Notes") and $150 million principal amount ($109 million in proceeds) of 10-7/8% Senior Subordinated Discount Notes due in full in 2004 (the "Discount Notes" and, together with the Senior Notes, the "Prandium Notes"), and the Company and certain of its subsidiaries entered into a $150 million senior secured revolving credit facility with a $100 million sub-limit for standby letters of credit, which was to be used for general corporate purposes including working capital, debt service and capital expenditure requirements (the "Old Credit Facility").

     The Senior Notes required semiannual interest payments on February 1 and August 1 of each year and matured on February 1, 2002. Cash interest payments on the Discount Notes began on August 1, 1997, and such notes mature on February 1, 2004.

     On August 12, 1997, FRI-MRD issued senior discount notes (the "Senior Discount Notes") in the face amount of $61 million at a price of approximately 75% of par. The Senior Discount Notes were due on January 24, 2002. No cash interest was payable on the Senior Discount Notes until July 31, 1999, at which time interest became payable in cash semi-annually at the rate of 15% per annum, with the first cash interest payment made on January 31, 2000. The Senior Discount Notes were issued to certain existing holders of the Company's Senior Notes in exchange for $15.6 million of Senior Notes plus approximately $34 million of cash. The gain of $3,548,000 realized on the exchange of Senior Notes has been deferred and classified as an element of long-term debt in accordance with the guidelines of Emerging Issues Task Force Issue No. 96-19 because the present value of the cash flows of the Senior Discount Notes was not at least 10% different from the present value of the cash flows of the Senior Notes exchanged. The deferred gain is being amortized as a reduction of interest expense over the life of the Senior Discount Notes. On January 14 and 15, 1998, FRI-MRD issued an additional $14 million aggregate face amount of the Senior Discount Notes to the same purchasers at a price of 83% of par. FRI-MRD received approximately $11.6 million in cash as a result of this subsequent sale. Proceeds from the sales of the Senior Discount

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Notes were used to fund the Company's capital expenditure programs and for general corporate purposes.

     On June 9, 1998, FRI-MRD entered into a Note Agreement pursuant to which FRI-MRD issued $24 million aggregate face amount of MRD Merger Notes (together with the Senior Discount Notes, the "FRI-MRD Notes") on October 30, 1998 at a price of approximately 90% of par resulting in net proceeds of $21.7 million. The MRD Merger Notes were due on January 24, 2002. No cash interest was payable on the MRD Merger Notes until July 31, 1999, at which time interest became payable in cash semi-annually at the rate of 14% per annum with the first cash interest payment made on January 31, 2000. Proceeds from the sale of the MRD Merger Notes were used exclusively to purchase all of the outstanding shares of Hamlet, and the MRD Merger Notes are secured by all of such outstanding shares of Hamlet.

     The Company elected not to pay the semi-annual interest payments due January 31, 2001 and July 31, 2001 and the principal and interest due January 24, 2002 on the FRI-MRD Notes. The Company also elected not to pay the semi-annual interest payments due February 1, 2001 and August 1, 2001 and the principal and interest due February 1, 2002 on the Prandium Notes. Under the terms of the note agreements governing the FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became "Events of Default" and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. As a result of these "Events of Default," the Company has classified all debt outstanding (approximately $233.4 million) under the FRI-MRD Notes and the Prandium Notes as current in the consolidated balance sheet at December 30, 2001.

     On January 10, 1997, the Company entered into the five-year, $35 million Foothill Credit Facility, which replaced the Old Credit Facility, to provide for the ongoing working capital needs of the Company. In connection with the Merger, the Company increased the Foothill Credit Facility to $55 million. In connection with the El Torito Sale, (i) the Company used a portion of the cash proceeds from the sale to repay $25.9 million outstanding under the Foothill Credit Facility and (ii) the Foothill Credit Facility was amended and restated to adjust all restrictive covenants to reflect the El Torito Sale and reduce the credit facility to a maximum of $20 million (subject to certain limitations) of letters of credit and revolving cash borrowings. The Foothill Credit Facility
(i) is secured by substantially all of the personal property of the Company (other than Hamlet's capital stock), along with $10.2 million of cash collateral (which is included as part of the Company's restricted cash balance on the 2001 consolidated balance sheet) and; (ii) contains covenants which restrict, among other things, the Company's ability to incur debt, pay dividends on or redeem capital stock, make certain types of investments, make dispositions of assets and engage in mergers and consolidations.

     The Company was not in compliance with certain of its financial ratios under the Foothill Credit Facility at December 31, 2000, April 1, 2001, July 1, 2001, September 30, 2001 and December 30, 2001. In addition, the FRI-MRD noteholders' right to accelerate the FRI-MRD Notes (regardless of whether it is exercised) is an Event of Default under the provisions of the Foothill Credit Facility. The Company has notified Foothill of all such Events of Default.

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Standby letters of credit are issued under the Foothill Credit Facility in large part to provide security for future amounts payable by the Company under its workers' compensation insurance program and $9,924,000 of such letters of credit were outstanding as of December 30, 2001. There were no working capital borrowings outstanding as of December 30, 2001 and December 31, 2000.

     On March 29, 2001, May 15, 2001 and June 18, 2001, Foothill, FRI-MRD and Chi-Chi's entered into a series of letter agreements whereby FRI-MRD and Chi-Chi's acknowledged certain specified events of default and that as a result of such events of default, Foothill has no further obligation to make advances under the Foothill Credit Facility, and Foothill agreed that, subject to certain conditions, it would forbear from exercising its remedies relative to such events of default. Pursuant to the May 15, 2001 letter agreement, FRI-MRD paid a forbearance fee in the amount of $100,000 and transferred $4,000,000 in cash to Foothill to be held as cash collateral and as additional security for the outstanding letters of credit. Pursuant to the June 18, 2001 letter agreement, in which FRI-MRD and Chi-Chi's agreed to cash collateralize all letters of credit outstanding under the Foothill Credit Facility in an amount equal to 105% of face value, FRI-MRD transferred approximately $8,068,000 to Foothill, bringing the total amount held by Foothill for that purpose to approximately $12,068,000 at that time (cash collateral held by Foothill is included as part of the restricted cash balance on the Company's 2001 consolidated balance sheet). After receiving this amount, Foothill released its liens on the real property of the Company and its subsidiaries.

     On October 18, 2001, January 10, 2002 and March 13, 2002, the Company, FRI-MRD, Chi-Chi's and certain other subsidiaries of the Company entered into subsequent letter agreements with Foothill whereby the Company acknowledged that certain specified events of default had occurred and reacknowledged that Foothill has no further obligation to make advances or otherwise extend credit under the Foothill Credit Facility. Foothill agreed that, subject to certain conditions including the reaffirmation and consent by the Company, FRI-MRD and certain other subsidiaries of the Company of their obligations under the Foothill Credit Facility and the payment of forbearance fees in the amount of $50,000 on October 18, 2001 and $60,000 on March 13, 2002, it would forbear from exercising its remedies relative to the events of default specified in the letter agreement until the earliest to occur of: (i) June 30, 2002 (or such later date as Foothill may designate in writing in its sole discretion); (ii) the occurrence of any Event of Default under the Foothill Credit Facility (other than those defaults set forth in, and certain future defaults contemplated by, the letter agreement); and (iii) the failure of the Company to comply with certain covenants set forth in the letter agreements. The Company also (A) released Foothill from any claims they may have arising under the Foothill Credit Facility, (B) agreed not to seek authority from any bankruptcy court to obtain the use of any cash Foothill holds as cash collateral and additional security for letters of credit outstanding under the Foothill Credit Facility and (C) agreed that the Company and FRI-MRD would each commence a pre-negotiated or prepackaged proceeding under chapter 11 of the United States Bankruptcy Code on or before May 15, 2002. The Foothill Credit Facility was amended to extend its maturity date to June 30, 2002, and to increase the amount of a substitute letter of credit, which the Company must deliver to Foothill upon the Foothill Credit Facility's termination, from 105% to 107% of the outstanding letters of credit if Foothill is not released from all such letters of credit. The fee on undrawn letters of credit was also increased from 3% to 5% per annum. As of March 22, 2002, Foothill currently continues to hold approximately $10.2 million as cash collateral for the outstanding letters of credit.

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The Company is currently negotiating with Foothill to replace the existing Foothill Credit Facility with a new credit facility. The new credit facility would provide for letters of credit, a line of credit for the ongoing working capital needs of the Company and the release of the cash collateral held by Foothill. While a term sheet between the parties expired on March 31, 2002, negotiations are continuing. There can be no assurance that an agreement can be reached with Foothill or on the terms of such an agreement.

     Giving effect to the Events of Default discussed above, maturities of long-term debt, including capitalized lease obligations, during the four years subsequent to December 29, 2002 are as follows: $381,000 in 2003, $194,000 in 2004, $157,000 in 2005, $113,000 in 2006 and $122,000 thereafter.

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The recorded amounts of the Company's cash and cash equivalents, restricted cash, receivables, accounts payable, self-insurance reserves, other accrued liabilities and certain financial instruments included in other assets at December 30, 2001 and December 31, 2000 approximate fair value due to their short term nature. The fair value of the Company's long-term debt, excluding capitalized lease obligations, is estimated as follows:

                                                2001                 2000
                                         ------------------   ------------------
                                         Recorded    Fair     Recorded    Fair
                                          Amount     Value     Amount     Value
                                         --------   -------   --------   -------
                                                       ($ in thousands)
Senior Notes                             $103,456   $ 3,621   $103,456   $20,691
Discount Notes                             30,900         0     30,900     6,180
Senior Discount Notes                      75,000    57,821     75,000    71,250
Senior Secured Discount Notes              24,000    18,503     24,000    22,800
Other                                         873       750      1,711     1,569

     The fair values of the Senior Notes are based on an average market price of these instruments as of the end of 2001 and 2000. The fair value of the Discount Notes as of the end of 2001 is based on the Company's assessment that under the current reorganization plan, there will be no value available for distribution to the holders of these notes. The fair value of the Discount Notes as of the end of 2000 was based on an average market price. The fair values of the Senior Discount Notes and Senior Secured Discount Notes as of the end of 2001 are based on the current reorganization plan, which includes cash payments plus the issuance of new notes. The fair values were calculated as the amount of cash payments plus the accreted value of the new notes discounted at rates which the Company believes would be available to it for debt with similar terms and maturity date. The fair value of the other debt is estimated using discount rates which the Company believes would be available to it for debt with similar terms and average maturities.

     The Company does not believe it has any instruments or transactions subject to the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

NOTE 12 - OTHER ACCRUED LIABILITIES:

     A summary of other accrued liabilities follows:

                                                        2001      2000
                                                       -------   -------
                                                       ($ in thousands)
     Wages, salaries and bonuses                       $13,021   $13,077
     Carrying costs of closed properties                 5,399     5,943
     Reserve for divestitures                            7,798     7,969
     Interest                                           39,928    11,870
     Property taxes                                      1,910     1,976
     Sales tax                                           1,382     2,068
     Utilities                                           1,297     1,413
     Gift certificates                                   1,719     1,667
     Deferred license fees                                   0       413
     Other                                               8,663    12,364
                                                       -------   -------
                                                       $81,117   $58,760
                                                       =======   =======

     Carrying costs of closed properties represent the estimated future costs associated with the Company's closed and subleased restaurants which consists primarily of the net present value of lease subsidies which are mainly comprised of the excess of future lease payments over estimated sublease revenues.

NOTE 13 - INCOME TAXES:

     The Company incurred a loss for tax purposes in 2001, had taxable income before application of net operating losses in 2000 and incurred a loss for tax purposes in 1999. Net operating losses were used in 2000 to offset 100% of regular taxable income and 90% of alternative minimum taxable income. The income tax provisions for 2001 and 1999 primarily reflect certain state and local taxes. The 2000 income tax provision reflects Federal alternative minimum tax and state and local income taxes. On a tax return basis, the remaining Federal regular operating loss carryforwards amounted to approximately $329.5 million ($349.0 million of alternative minimum tax operating loss carryforwards) and expire in 2009 through 2022. The Company has approximately $707,000 of tax credit carryforwards which expire in 2003 and 2004.

     At December 30, 2001, the Company and its subsidiaries had tax credit carryforwards of approximately $455,000 not utilized by W. R. Grace & Co.-Conn. ("Grace"). In accordance with the 1986 acquisition from Grace, the Company must reimburse Grace for 75% of the benefit of these tax credits if they are utilized in future Company tax returns.

     As a result of the acquisition of Chi-Chi's, the Company has net operating loss and credit carryforwards not used by Chi-Chi's of $52.5 million and $6.8 million, respectively. The net operating losses expire beginning in 2004 through 2009 and the credit carryforwards expire in various years from 2004 through 2009. The acquisition of Chi-Chi's, as well as the 1992 acquisition

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

     A reconciliation of income tax expense (benefit) to the amount of income tax benefit that would result from applying the Federal statutory rate of 35% to loss before income taxes is as follows:

                                                        Fiscal Year Ended
                                               --------------------------------
                                               Dec. 30,    Dec. 31,    Dec. 26,
                                                 2001        2000        1999
                                               --------    --------    --------
                                                      ($ in thousands)
Benefit for income taxes at statutory rate     $(22,030)   $(14,375)   $(12,600)
State taxes, net of Federal income tax
   benefit                                          243         300         311
Nondeductible goodwill                               16      17,531       1,071
Change in deferred tax asset attributable
   to continuing operations subject to
   a full valuation reserve and other            22,106      (2,756)     11,710
                                               --------    --------    --------
                                               $    335    $    700    $    492
                                               ========    ========    ========

     At December 30, 2001 and December 31, 2000, the Company's deferred tax assets were $189,499,000 and $169,139,000, respectively, and deferred tax liabilities were $2,001,000 and $3,685,000, respectively. The major components of the Company's net deferred taxes of $187,498,000 at December 30, 2001 and $165,454,000 at December 31, 2000 are as follows:

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                                       2001         2000
                                                    ---------    ---------
                                                       ($ in thousands)
     Depreciation                                   $  (2,001)   $  (3,168)
     Net operating loss and credit carryforwards      166,886      146,678
     Capitalized leases                                    68          129
     Carrying costs and other reserves                  5,592        6,197
     Self-insurance reserves                            3,249        3,304
     Straight-line rent                                 1,045        1,172
     Reorganization costs                               6,611        5,720
     Intangibles                                        2,355         (517)
     Other                                              3,693        5,939
                                                    ---------    ---------
                                                      187,498      165,454
     Valuation allowance                             (187,498)    (165,454)
                                                    ---------    ---------
                                                    $       0    $       0
                                                    =========    =========

NOTE 14 - OTHER LONG-TERM LIABILITIES:

     A summary of other long-term liabilities follows:

                                                       2001      2000
                                                      ------    ------
                                                      ($ in thousands)
     Straight-line rents                              $2,564    $3,011
     Deferred compensation                                 0       512
     Other                                                84        67
                                                      ------    ------
                                                      $2,648    $3,590
                                                      ======    ======

NOTE 15 - BENEFIT PLANS:

     The Company maintains certain incentive compensation and related plans for executives and key operating personnel, including restaurant and field management. Expenses for these plans were $4,966,000, $3,787,000 and $4,827,000 for 2001, 2000 and 1999, respectively.

     The Company provides a savings plan pursuant to Section 401(k) of the Internal Revenue Code, which allows administrative and clerical employees who have satisfied the service requirements to contribute from 1% to 15% of their pay on a pre-tax basis. The Company contributes an amount equal to 20% of the first 4% of compensation that is contributed by the participant. The Company's contributions under this plan were $117,000, $149,000 and $186,000 in 2001, 2000 and 1999, respectively. A participant's right to Company contributions vests at a rate of 25% per year of service.

     In June 2001, the Company terminated its non-qualified deferred compensation plan. The plan was created in 1994 for key executives and other members of management who were then excluded from participation in the qualified savings plan. The plan was amended in 1999 to include

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

a split-dollar investment vehicle. This plan allowed participants to defer up to 50% of their salary on a pre-tax basis. The Company contributed an amount equal to 20% of the first 4% contributed by the employee. The Company's contributions under the non-qualified deferred compensation plan were $13,000, $71,000 and $87,000 in 2001, 2000 and 1999, respectively.

NOTE 16 - RELATED PARTY TRANSACTIONS:

     On December 29, 2000, Mr. Kevin S. Relyea, the Company's Chairman, Chief Executive Officer and President, acquired approximately 53.1% of the Company's outstanding capital stock pursuant to the terms of a Share Purchase and Sale Agreement by and between Mr. Relyea and AIF II, L.P., dated December 29, 2000. Mr. Relyea purchased 95,831,997 outstanding shares of common stock held by AIF II, L.P. for an aggregate consideration of $15,000 in cash. After giving effect to the acquisition, Mr. Relyea owns approximately 53.7% of the outstanding capital stock of the Company. In addition, the Company entered into an employment agreement with Mr. Relyea that automatically extends from day to day so that the employment agreement always has a term of at least two years.

     On July 30, 2001, the Company entered into indemnification agreements with each of its directors that provide that the Company shall indemnify its directors to the fullest extent permitted by the law. In addition, the indemnification agreements set forth the procedures by which indemnification is to be provided.

NOTE 17 - STOCK OPTIONS:

     At December 30, 2001, the Company had three stock option plans. Options to purchase common stock are generally granted at the fair market value of the Company's stock on date of grant.

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

     Certain officers, employees and directors of the Company were granted stock options to purchase 611,000 shares during 2001, 805,000 shares during 2000 and 1,202,000 shares during 1999 under the Prandium, Inc. 1998 Stock Incentive Plan, which was approved November 9, 1998 by the Company's board of directors. The stock options granted to officers and employees vest ratably over a four year period and have a ten year term. The stock options granted to directors were immediately vested and had a ten year term, provided, however, that one year after a director is no longer a director of the Company, the options terminate. All stock options granted to directors have been terminated. Under the Company's 1998 Stock Incentive Plan, approximately 6,244,000 shares of common stock are available for stock option grants.

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     A summary of the status of the Company's plans as of December 30, 2001, December 31, 2000 and December 26, 1999 and changes during the years then ended is presented below:

                                         Dec. 30, 2001         Dec. 31, 2000              Dec. 26, 1999
                                   ----------------------   ----------------------   ----------------------
                                                Weighted-                Weighted-                Weighted-
                                                 Average                 Average                  Average
                                     Number     Exercice      Number     Exercise      Number     Exercise
                                   of Options     Price     of Options     Price     of Options    Price
                                   ----------   ---------   ----------   ---------   ----------   ---------
Outstanding at beginning of year   21,251,704     $1.15     25,800,767     $1.18     26,299,689     $1.21
Granted                               611,000       .05        805,000       .21      1,202,000       .54
Cancelled                          (3,847,530)     1.13     (5,354,063)     1.18     (1,700,922)     1.20
                                   ----------               ----------               ----------
Outstanding at end of year         18,015,174     $1.13     21,251,704     $1.15     25,800,767     $1.18
                                   ==========
Options exercisable at end of
year                               15,749,656               16,657,302               16,373,231
                                   ==========               ==========               ==========

     Options granted to 66 employees during 2001 represented less than 1% of the weighted average common shares outstanding. There were no options exercised during the periods presented.

                          Options Outstanding              Options Exercisable
                           December 30, 2001                December 30, 2001
                 --------------------------------------   ---------------------
                               Weighted-     Weighted-                 Weighted-
  Range of                     Average       Average                  Average
  Exercise       Number of     Remaining     Exercise     Number of    Exercise
   Prices         Options     Life (Years)     Price       Options      Price
--------------   ----------   ------------   ----------   ----------   ---------
$.02 to $.50      7,576,697       3.10         $ .44       6,661,447     $ .49
$.51 to $1.00     6,974,904       6.88           .87       5,625,404       .87
$1.01 to $3.00    1,990,156       5.14          1.56       1,989,388      1.56
$3.01 to $7.75    1,473,417       2.96          5.27       1,473,417      5.27
                 ----------                               ----------

$.02 to $7.75    18,015,174       4.77         $1.13      15,749,656     $1.21
                 ==========       =====        =====      ==========     =====

     Pro forma net loss and net loss per common share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 and are presented in the table below ($ in thousands, except per share amounts):

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                              Dec. 30,2001    Dec. 31,2000    Dec. 26,1999
                              ------------    ------------    ------------
Net loss - pro forma            $(63,280)       $(41,789)       $(36,554)
Net loss per common share -
   pro forma - basic and
   diluted                      $   (.35)       $   (.23)       $   (.20)
Weighted average fair value
  of options granted            $    .02        $    .08        $    .19

     For pro forma disclosures, the options' estimated fair value was amortized over the vesting period. These pro forma disclosures are not necessarily indicative of anticipated future disclosures because there were no options granted in 1997, 1996 and 1995, and SFAS 123 does not apply to grants before 1995. The fair value for these options was estimated at the date of grant using an options pricing model. The model was designed to estimate the fair value of exchange traded options which, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following weighted average assumptions were used to estimate the fair value of these options:

                                  Dec. 30, 2001   Dec. 31, 2000   Dec. 26, 1999
                                  -------------   -------------   -------------
Expected dividend yield                 0%               0%            0%
Expected stock price volatility        10%              10%           10%
Risk free interest rate                4.75%            5.00%         6.00%
Expected life of options
(in years)                             10               10            10

NOTE 18 - SEGMENT INFORMATION:

     The Company operates exclusively in the food-service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company. The Company's reportable segments are based on restaurant operating divisions. The Koo Koo Roo Division includes the operations of Koo Koo Roo and Hamburger Hamlet restaurants. Operating income (loss) primarily includes the operating results before interest.

     The accounting policies of the segments are the same as those described in
Note 1. The corporate component of sales, depreciation and amortization and operating income (loss) primarily represents operating results of the two full-service and four fast-casual restaurants not included in the El Torito Sale, as well as corporate general and administrative expenses. Corporate assets include corporate cash, restricted cash, investments, receivables, asset portions of financing instruments and the two full-service and four fast-casual restaurants not included in the El Torito Sale. Segment information for the El Torito Division has been restated to exclude the results of the two full-service and four fast-casual restaurants not included in the El Torito Sale.

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                  Dec. 30, 2001   Dec. 31, 2000   Dec. 26, 1999
                                  -------------   -------------   -------------
                                                       ($ in thousands)

Sales
    El Torito Division              $      0         $112,409       $214,681
    Chi-Chi's Division               205,851          217,469        227,716
    Koo Koo Roo Divison               79,152           87,947         88,252
    Corporate                          4,867            6,807          5,930
                                    --------         --------       --------

    Total Sales                     $289,870         $424,632       $536,579
                                    ========         ========       ========

Depreciation and Amortization
    El Torito Division              $      0         $  5,367       $ 10,155
    Chi-Chi's Division                10,669           10,521         11,189
    Koo Koo Roo Division               3,737            5,512          5,213
    Corporate                          1,285            1,452          1,474
                                    --------         --------       --------

    Total  Depreciation
        and Amortization            $ 15,691         $ 22,852       $ 28,031
                                    ========         ========       ========

Operating Income (Loss)
    El Torito Division              $      0         $  5,411       $  6,458
    Chi-Chi's Division               (12,492)         (16,380)        (3,161)
    Koo Koo Roo Division             (10,596)         (58,810)        (2,482)
    Corporate                        (11,632)          (1,181)        (5,443)
                                    --------         --------       --------

    Total Operating Loss            $(34,720)        $(70,960)      $ (4,628)
                                    ========         ========       ========

Interest Expense, net
    El Torito Division              $      0         $  1,227       $  1,356
    Chi-Chi's Division                   368              986            818
    Koo Koo Roo Division                 162              172             72
    Corporate                         27,692           28,456         29,125
                                    --------         --------       --------

    Total Interest Expense, net     $ 28,222         $ 30,841       $ 31,371
                                    ========         ========       ========

Capital Expenditures
    El Torito Division              $      0         $    934       $  8,810
    Chi-Chi's Division                 2,271            8,988         15,379
    Koo Koo Roo Division               2,082            3,914          3,297
    Corporate                          1,130            1,786          2,849
                                    --------         --------       --------

    Total Capital Expenditures      $  5,483         $ 15,622       $ 30,335
                                    ========         ========       ========

Total Assets
    El Torito Division              $      0         $      0       $ 55,835
    Chi-Chi's Division                90,784          104,387        111,077
    Koo Koo Roo Division              43,028           46,202        100,607
    Corporate                         40,070           69,923         19,114
                                    --------         --------       --------

    Total  Assets                   $173,882         $220,512       $286,633
                                    ========         ========       ========

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                Quarter
                                            --------------------------------------------
                                              1st         2nd          3rd        4th
                                            --------    --------    --------    --------
                                             ($ in thousands, except per share amounts)
Fiscal 2001
   Total sales                              $ 75,982    $ 74,528    $ 70,864    $ 68,496
   Operating loss                             (5,661)     (6,454)    (12,115)    (10,490)
   Net loss                                 $(12,413)   $(13,627)   $(19,251)   $(17,986)
                                            ========    ========    ========    ========
   Net loss per share - basic and diluted   $  (0.07)   $  (0.08)   $  (0.11)   $  (0.10)
                                            ========    ========    ========    ========

Fiscal 2000
   Total sales                              $133,114    $137,855    $ 78,040    $ 75,623
   Operating income (loss)                     1,949       1,888      (6,476)    (68,321)
   Net  income (loss)                       $ (6,744)   $ (6,822)   $ 46,099    $(74,305)
                                            ========    ========    ========    ========
   Net income (loss) per share -
      basic and diluted                     $  (0.04)   $  (0.04)   $   0.26    $  (0.41)
                                            ========    ========    ========    ========

     Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including unpredictable adverse weather conditions which may affect sales volume and food costs. All quarters have 13 weeks except for the fourth quarter of fiscal 2000 which had 14 weeks.

     At December 30, 2001, the assets and liabilities of the Hamburger Hamlet restaurant chain have been written down to their estimated net realizable value of $15,844,000 and classified as property held for sale in the accompanying 2001 consolidated balance sheet. The related write-down of $8,172,000 was reported in provision for divestitures and write-down of long-lived assets in the third quarter of 2001. During the third quarter of 2001, the Company also recorded a write-down of $1,069,000 related to the sale of another restaurant property.

     In the fourth quarter of 2001, the Company recorded the following charges:
(i) a $1,626,000 write-down of long-lived assets for three Chi-Chi's restaurants, (ii) an $814,000 provision for divestitures for four Koo Koo Roo restaurants, (iii) a $2,736,000 provision for divestitures for sixteen Chi-Chi's restaurants, and (iv) a $2,029,000 additional provision for Chi-Chi's divestitures. The Company also recorded a $410,000 additional write-down of long-lived assets during 2001.

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

                                 PRANDIUM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

NOTE 20 - CONTINGENCIES:

     On January 26, 2001, a purported stockholder of the Company initiated a stockholder derivative suit against the Company and Mr. Relyea, in the Superior Court of the State of California for the County of Orange, seeking, among other things, compensatory damages, a constructive trust, punitive damages and attorneys' fees. The suit arose out of the sale by AIF II, L.P. on December 29, 2000, of 95,831,997 shares of the Company's common stock to Mr. Relyea for a cash purchase price of $15,000. Mr. Relyea is the Company's Chief Executive Officer, President and Chairman of the Board of Directors. The suit alleged that Mr. Relyea improperly usurped the stock purchase opportunity from the Company and also alleged constructive fraud.

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

     The Company, Mr. Relyea, and the plaintiff in the suit filed on January 26, 2001 have executed a Stipulated Settlement of Derivative Claims, under which Mr. Relyea agreed to certain restrictions on the sale of the block of the Company's stock purchased on December 29, 2000. Without admitting liability, the Company and Mr. Relyea agreed not to oppose an application for attorney's fees by plaintiff's counsel of $99,000 as part of the settlement. On March 14, 2002, the Board of Directors voted to approve the Stipulated Settlement of Derivative Claims, with Mr. Relyea abstaining from voting. The plaintiff recently filed a Motion to Approve Settlement of Action and for an Award of Attorney's Fees. The Superior Court is currently scheduled to hold a hearing on this motion on April 9, 2002. It is expected that the cost of the settlement will be covered by insurance.

     The Company is involved in various other litigation matters incidental to its business. The Company does not believe that any of the claims or actions filed against it will have a material adverse effect upon the consolidated financial position or results of operations of the Company.

                                   SCHEDULE II

                                 PRANDIUM, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

  FOR THE YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26,1999
                                ($ in thousands)

                                                                Additions
                                                         ---------------------
                                           Balance at    Charged to    Charged                   Balance
                                           beginning      costs and   to other                   at end
                 Description               of period      expenses    accounts   Deductions     of period
----------------------------------------   ----------    ----------   --------   ------------   ---------
Allowance for uncollectible receivables:
    For the year 2001                        $3,149         $ 12         $0       $ (74)(1)       $3,087

    For the year 2000                         3,306            0          0        (157)(1)        3,149

    For the year 1999                         3,462          138          0        (294)(1)        3,306


(1) Represents write-off of uncollectible receivables against allowance and includes transfers to other accounts.

                 See accompanying independent auditors' report.