Form 10-Q
period 2002-03-31
PRANDIUM INC
filed 2002-05-15
CIK 813856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X   Quarterly report pursuant to section 13 or 15(d) of the Securities
---
Exchange Act of 1934

For the quarterly period ended March 31, 2002 or

___  Transition report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the transition period from _________to_________

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

                  2701 Alton Parkway, Irvine, California 92606
                  --------------------------------------------
                  (Address of principal executive offices)   (Zip Code)

       Registrant's telephone number, including area code:  (949) 863-8500
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No ______
                               -------

As of May 10, 2002 the registrant had issued and outstanding 180,380,513 shares of common stock, $.01 par value per share.

                         PART I.   FINANCIAL INFORMATION
                         -------------------------------

ITEM 1.   FINANCIAL STATEMENTS

                                 PRANDIUM, INC.
                                 --------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                ($ in thousands)
                                 --------------

                                                                                              March 31,       December 30,
                                                                                                 2002             2001
                                                                                             ------------      ------------
                                                                                             (Unaudited)

ASSETS
------

Current assets:
    Cash and cash equivalents                                                              $      28,466     $      27,982
    Restricted cash                                                                               10,504            12,992
    Receivables, net                                                                               1,684             1,894
    Inventories                                                                                    1,724             1,887
    Other current assets                                                                           4,309             5,139
    Property held for sale                                                                        14,786            15,844
                                                                                             ------------      ------------
       Total current assets                                                                       61,473            65,738

Property and equipment, net                                                                       94,260            96,926
Other assets, net                                                                                 10,361            11,218
                                                                                             ------------      ------------
                                                                                           $     166,094     $     173,882
                                                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
    Current portion of long-term debt, including capitalized lease obligations             $     234,018     $     234,271
    Accounts payable                                                                               5,982             6,178
    Current portion of self-insurance reserves                                                     2,506             2,012
    Other accrued liabilities                                                                     84,941            81,117
    Income taxes payable                                                                           3,418             3,379
                                                                                             ------------      ------------
       Total current liablities                                                                  330,865           326,957

Self-insurance reserves                                                                            5,257             5,964
Other long-term liabilities                                                                        2,539             2,648
Long-term debt, including capitalized lease obligations, less current portion                        859               967
                                                                                             ------------      ------------
       Total liabilities                                                                         339,520           336,536
                                                                                             ------------      ------------

Commitments and contingencies

Stockholders' deficit:
    Common stock - authorized 300,000,000 shares, par value $.01 per share,
     180,380,513 shares issued and outstanding on March 31, 2002 and on
     December 30, 2001                                                                             1,804             1,804
    Additional paid-in capital                                                                   222,353           222,353
    Accumulated deficit                                                                         (397,583)         (386,811)
                                                                                             ------------      ------------
       Total stockholders' deficit                                                              (173,426)         (162,654)
                                                                                             ------------      ------------
                                                                                           $     166,094     $     173,882
                                                                                             ============      ============

      See accompanying notes to condensed consolidated financial statements

                                 PRANDIUM, INC.
                                 --------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                   ($ in thousands, except per share amounts)
                    ----------------------------------------
                                   (Unaudited)

                                                                                               For the Quarters Ended
                                                                                           --------------------------------
                                                                                             March 31,            April 1,
                                                                                               2002                 2001
                                                                                           --------------    --------------

Sales                                                                                    $        67,895   $        75,982
                                                                                           --------------    --------------
Product costs                                                                                     17,266            20,461
Payroll and related costs                                                                         24,488            27,607
Occupancy and other operating expenses                                                            18,922            22,388
Depreciation and amortization                                                                      3,023             4,177
General and administrative expenses                                                                4,671             5,873
Opening costs                                                                                          1               50
Loss on disposition of properties, net                                                               141               402
Provision for divestitures and write-down of long-lived assets                                     2,207               189
Restructuring costs                                                                                  381               496
                                                                                           --------------    --------------

       Total costs and expenses                                                                   71,100            81,643
                                                                                           --------------    --------------

Operating loss                                                                                    (3,205)           (5,661)

Interest expense, net                                                                              7,473             6,646
                                                                                           --------------    --------------

Loss before income tax provision                                                                 (10,678)          (12,307)

Income tax provision                                                                                  94               106
                                                                                           --------------    --------------

Net loss                                                                                 $       (10,772)  $       (12,413)
                                                                                           ==============    ==============

Net loss per share - basic and diluted                                                   $         (0.06)  $         (0.07)
                                                                                           ==============    ==============

Weighted average shares outstanding - basic and diluted                                      180,380,513       180,380,513
                                                                                           ==============    ==============

      See accompanying notes to condensed consolidated financial statements

                                 PRANDIUM, INC.
                                 --------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                ($ in thousands)
                                 --------------
                                   (Unaudited)

                                                                                                      For the Quarters Ended
                                                                                                 --------------------------------
                                                                                                  March 31,            April 1,
                                                                                                    2002                 2001
                                                                                                 -----------          -----------
Cash flows from operating activities:
    Cash received from customers, franchisees and licensees                                    $     68,273         $     76,144
    Cash paid to suppliers and employees                                                            (66,562)             (77,212)
    Interest received (paid), net                                                                       (63)                 252
    Opening costs                                                                                        (1)                 (50)
    Restructuring costs                                                                                (671)                (496)
    Income taxes paid                                                                                   (55)                (268)
                                                                                                 -----------          -----------

       Net cash provided by (used in) operating activities                                              921               (1,630)
                                                                                                 -----------          -----------

Cash flows from investing activities:
    Proceeds from disposal of property and equipment                                                     70                   75
    Proceeds from payments on notes receivable                                                            -                  175
    Capital expenditures                                                                               (405)              (1,713)
    Lease termination payments                                                                       (1,203)                (268)
    Other divestment expenditures                                                                      (486)                (751)
    Cash required for the El Torito Sale                                                                (96)                (573)
    Decrease in restricted cash, net                                                                  2,423                    -
    Other                                                                                              (336)                (854)
                                                                                                 -----------          -----------

       Net cash used in investing activities                                                            (33)              (3,909)
                                                                                                 -----------          -----------

Cash flows from financing activities:
    Payment of debt issuance costs                                                                      (92)                   -
    Reductions of long-term debt, including capitalized lease obligations                              (312)                (338)
                                                                                                 -----------          -----------

       Net cash used in financing activities                                                           (404)                (338)
                                                                                                 -----------          -----------

Net increase (decrease) in cash and cash equivalents                                                    484               (5,877)
Cash and cash equivalents at beginning of period                                                     27,982               53,505
                                                                                                 -----------          -----------

Cash and cash equivalents at end of period                                                     $     28,466         $     47,628
                                                                                                 ===========          ===========

Reconciliation of net loss to net cash provided by (used in) operating activities:

Net loss                                                                                       $    (10,772)        $    (12,413)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                                     3,023                4,177
    Amortization of debt issuance costs and deferred gain                                                 6                   93
    Loss on disposition of properties                                                                   141                  402
    Provision for divestitures and write-down of long-lived assets                                    2,207                  189
    (Increase) decrease in receivables, inventories and other current assets                          1,255                 (529)
    Increase in accounts payable, self-insurance reserves, other
       accrued liabilities and income taxes payable                                                   5,061                6,451
                                                                                                 -----------          -----------

       Net cash provided by (used in) operating activities                                     $        921         $     (1,630)
                                                                                                 ===========          ===========

      See accompanying notes to condensed consolidated financial statements

                                 PRANDIUM, INC.
                                 --------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

         1. Company.  Prandium, Inc.  (together with its subsidiaries, the
            -------
"Company"), was incorporated in Delaware in 1986. The Company, through its subsidiaries, is primarily engaged in the operation of restaurants in the full-service and fast-casual segments. At March 31, 2002, the Company operated 178 restaurants in 21 states, approximately 66% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 7 restaurants outside the United States.

         2. Financial Statements. The Condensed Consolidated Financial
            --------------------
Statements in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Fiscal Year Ended December 30, 2001 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (the "Form 10-K") for information with respect to the Company's significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of those for the full year.

         3. Going Concern Matters and Recapitalization Plan. The Company's
            -----------------------------------------------
consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the 2001 consolidated financial statements included in the Form 10-K, the Company incurred net losses of $63,277,000, $41,772,000 and $36,491,000 for the fiscal years ended December 30,
2001, December 31, 2000 and December 26, 1999, respectively. As further shown in the condensed consolidated financial statements included in this Form 10-Q, the Company incurred an additional loss of $10,772,000 for the quarter ended March 31, 2002 and had a stockholders' deficit of $173,426,000 on March 31, 2002.

Financial Restructuring and Reorganization

         On May 6, 2002, following approval from sufficient debtholders, the Company and the Company's subsidiary, FRI-MRD Corporation ("FRI-MRD"), each filed cases (together, the "Reorganization Case") seeking confirmation of a pre-packaged Chapter 11 plan of reorganization (the "Plan") in the United States Bankruptcy Court for the Central District of California, Santa Ana division (the "Bankruptcy Court"). The case is entitled In re Prandium, Inc. and FRI-MRD Corporation, Case No. SA-02-13529 (RA) (Jointly Administered). The Bankruptcy Court has set a hearing for the confirmation of the Plan for June 14, 2002. Provided such confirmation is received, the Company expects to exit from bankruptcy (the "Closing") by June 30, 2002 or as soon as practicable thereafter. The Closing will be conditioned upon, among other things, the Company's ability to enter into a new credit facility.

         The Company will remain in possession of its assets and properties during the Reorganization Case, and the Company's existing directors and officers will continue to oversee operation of the

Company's business as a debtor-in-possession, subject to supervision and orders of the Bankruptcy Court. The Company will continue to operate its business in Chapter 11 in the ordinary course and to the extent required, the Company has obtained the necessary relief from the Bankruptcy Court to pay employees, trade and certain other creditors in full and on time regardless of whether their claims arose before or after the Chapter 11 filing. The claims of employees, general unsecured creditors (other than noteholders) and secured creditors, other than holders of the FRI-MRD 14% Senior Secured Discount Notes (the "14% FRI-MRD Notes"), are not impaired under the Plan.

         Under the Plan, the 14% FRI-MRD Notes will be exchanged at a discount for cash and the FRI-MRD 15% Senior Discount Notes (the "15% FRI-MRD Notes" and together with the 14% FRI-MRD Notes, the "FRI-MRD Notes") will be exchanged at a discount for a combination of cash and new notes (the "New Notes") having substantially similar terms as the 15% FRI-MRD Notes except that the New Notes
(i) will mature on January 31, 2005, (ii) will have an interest rate of 12%,
(iii) will include capital expenditure restrictions on the 14 location Hamburger Hamlet restaurant chain (the "Hamburger Hamlet Chain"), (iv) will require that free cash flow generated by the Hamburger Hamlet Chain prior to a sale of the restaurants, and the proceeds of any Hamburger Hamlet sale, be applied to prepay the New Notes and (v) will contain additional limitations on indebtedness and capital expenditures. In addition, while no cash interest payments will be required on the New Notes, prepayments will be encouraged by an extra reduction in principal of up to 33.33% of the prepaid amount, depending on how quickly the prepayment is made.

         Also under the Plan, Prandium's 9 3/4% Senior Notes (the "9 3/4% Prandium Notes") will be cancelled in exchange for new common stock of the Company. Prandium's 10 7/8% Senior Subordinated Discount Notes (the "10 7/8% Prandium Notes" and together with the 9 3/4% Prandium Notes, the "Prandium Notes") will be cancelled without receiving any consideration. The current common stock of the Company will also be cancelled without receiving any consideration.

         Upon any Closing, the Company will, among other things, enter into a note agreement (the "New Note Agreement") governing the New Notes, revise its charter and bylaws and the charter of FRI-MRD, enter into a new secured financing agreement, and designate a new five member board of directors. The Plan also provides that after the Closing and until the New Notes are paid in full, the holders of the New Notes will have the right to appoint one member to the board of directors of the Company.

         The Plan does not involve any of the Company's or FRI-MRD's operating subsidiaries. All other general unsecured claims of the Company and FRI-MRD will remain unimpaired.

         The Company cannot provide any assurance that it will satisfy the conditions to the Plan or that the Plan will be confirmed by the Bankruptcy Court and consummated. In light of the amount owed to creditors and the size of the Company's operations, under the Plan there will not be value available for recovery by the current stockholders or the holders of the 10 7/8% Prandium Notes. If the Plan cannot be completed as contemplated, the Company will need to consider other alternatives, including but not limited to, a federal bankruptcy filing without a prearranged or prepackaged reorganization plan. Under any circumstances, the Company does not anticipate that there will be value available for distribution to its current stockholders or the holders of the 10 7/8% Prandium Notes. Assuming the Company is able to work out an acceptable capital structure, its continuing viability will be dependent upon its ability to generate sufficient operating cash flow or cash flow from other sources to meet its obligations on a timely basis and to comply with the terms of any new financing agreements or to be able to renegotiate such obligations and terms.

Historical Background to the Plan of Reorganization

         During 1999 and the first half of fiscal 2000, the Company explored several financing transactions and other strategic alternatives in an effort to meet its debt service requirements. This process culminated in the sale to Acapulco Acquisition Corp. ("Acapulco") of the El Torito restaurant division on June 28, 2000 (the "El Torito Sale"). A portion of the net cash proceeds from that transaction was used to pay indebtedness of $25.9 million outstanding under the Company's credit facility (the "Foothill Credit Facility") with Foothill Capital Corporation ("Foothill"). In addition, Acapulco assumed $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, as part of the El Torito Sale. However, even after completion of the El Torito Sale, the Company continued to be highly leveraged and have significant annual debt service requirements.

         During the second half of fiscal 2000, the Company began considering other alternatives to address its debt service requirements. As a result of discussions and deliberation among the Company and its legal and financial advisors during January 2001, FRI-MRD elected not to pay the semi-annual interest payments due January 31, 2001 and July 31, 2001 and the principal and interest due January 24, 2002 on the FRI-MRD Notes. The Company also elected not to pay the semi-annual interest payments due February 1, 2001 and August 1, 2001 and the principal and interest due February 1, 2002 on the Prandium Notes. Under the terms of the note agreements governing the FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became "Events of Default" and the holders of all such debt became entitled to certain rights, including the right to accelerate the debt. In addition, the vesting of the right (whether or not exercised) of the noteholders to accelerate the debt caused an "Event of Default" to occur under the Foothill Credit Facility, and Foothill became entitled to certain additional rights. As a result of these "Events of Default," the Company has classified all debt outstanding under the FRI-MRD Notes and the Prandium Notes (approximately $233.4 million at March 31, 2002) as current in the condensed consolidated balance sheet.

          The Company conducted negotiations with certain of its creditors, including Foothill, the holders of the FRI-MRD Notes and some of the holders of the Prandium Notes, to reach agreement on a capital restructuring of the Company and its subsidiaries. In connection with these negotiations, the Company entered into a term sheet dated November 7, 2001 (the "Note Term Sheet") and subsequent letter agreement (the "Note Letter Agreement") dated March 26, 2002 with an authorized representative of holders of a majority of the FRI-MRD Notes and an agreement, dated as of April 1, 2002, with members of an informal group holding in excess of 40% of the 9 3/4% Prandium Notes whereby such members agreed to vote to accept the Plan. As a result of such negotiations, on April 8, 2002, the Company and FRI-MRD commenced solicitation of acceptances of the Plan from the holders of the 9 3/4% Prandium Notes and the holders of the FRI-MRD Notes. The Company did not solicit votes from the holders of the 10 7/8% Prandium Notes or its old common stock.

         The voting period for the solicitation ended on May 3, 2002. Holders of the requisite amounts of the FRI-MRD Notes and the 9 3/4% Prandium Notes accepted the Plan.

         The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on a successful restructuring of its obligations and its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain modifications in its financial and capital structure, to comply with the terms of any new financing agreements and, ultimately, to attain profitable operations.

         4. Sale of Hamburger Hamlet Restaurants. On May 10, 2002, the Company
            ------------------------------------
and FRI-MRD entered into a definitive agreement (the "Hamlet Agreement") to sell the Hamburger Hamlet Chain to Latin Intellectual Properties, Inc. (the "Purchaser"). Under the terms of the Hamlet Agreement, the Company will receive, subject to certain post-closing adjustments based on closing financial statements, $15 million in cash ($500,000 of which will be placed in escrow following consummation of the sale). The sale of the Hamburger Hamlet Chain is contemplated by the Company's Reorganization Case and is expected to close after the Closing of the Reorganization Case but no earlier than July 24, 2002. If the New Note Agreement is entered into in accordance with the Reorganization Case, the proceeds of the sale will be used to prepay the New Notes in accordance with the terms of the New Note Agreement. The Hamlet Agreement may be terminated by Purchaser prior to June 9, 2002, subject to Purchaser's forfeiture of a $75,000 deposit. The sale is also subject to customary terms and conditions. There can be no assurance that the sale will be successfully completed. A prior agreement to sell the Hamburger Hamlet Chain to another party was entered into on October 23, 2001 and terminated on February 6, 2002 in accordance with its terms.

         The assets and liabilities of the Hamburger Hamlet Chain have been written down to their estimated net realizable value of $14,786,000 and classified as property held for sale in the accompanying condensed consolidated balance sheet. This amount reflects an additional write-down of $1,058,000 recorded in the quarter ended March 31, 2002 to recognize the terms of the Hamlet Agreement.

         The Hamburger Hamlet Chain generated sales of $7,902,000 and $8,366,000 for the quarters ended March 31, 2002 and April 1, 2001, respectively, and related operating income of $813,000 and $971,000 for the same periods, respectively. Such operating income includes charges for allocated general and administrative expenses of $185,000 and $198,000 for the quarters ended March 31, 2002 and April 1, 2001, respectively.

         5. Strategic Divestment Programs. During the fiscal years 1999, 2000
            -----------------------------
and 2001, the Company designated three, ten and four non-strategic Koo Koo Roo restaurants for divestment (the "KKR Strategic Divestment Program"), respectively. In conjunction with the KKR Strategic Divestment Program, for such periods, the Company recorded provisions for divestitures of $904,000, $4,510,000 and $814,000, respectively. On a cumulative basis, these provisions consisted of (i) $3,429,000 for the write-down to net realizable value of the property and equipment associated with such restaurants and (ii) $2,799,000 for costs associated with lease terminations, subsidized leases, brokerage fees and other divestment costs. During 2001, the Company also recorded a provision for severance costs of $189,000 associated with certain restaurant managers in connection with the restaurants to be divested. During 2000, two of the restaurants designated in 1999 were subleased and a third restaurant's lease was terminated. Of the ten restaurants designated in 2000, nine were divested or closed during 2001, and one was closed during the first quarter of 2002. Of the four restaurants designated in 2001, one was divested in the fourth quarter of 2001, and three were divested or closed during the first quarter of 2002. For the years ended December 30, 2001, December 31, 2000 and December 26, 1999, the Company paid (i) $138,000, $0 and $0, respectively, for severance costs associated with certain restaurant and regional managers who were terminated in connection with the restaurants divested and (ii) $947,000, $135,000 and $0, respectively, for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. During the first quarter of 2002, the Company paid $18,000 for severance costs and $161,000 for lease terminations. During the first quarter of 2002, restaurants still in operation under the KKR Strategic Divestment Program had sales of $352,000 and restaurant- level operating losses of $224,000.

         In the fourth quarter of 1998, 48 non-strategic Chi-Chi's restaurants were designated for divestment (the "CC Strategic Divestment Program"). In conjunction with the CC Strategic Divestment Program, the Company recorded a provision for divestitures of $22,884,000, including divestment reserves of $12,256,000. During the fourth quarter of 1999, the Company determined that it would not be able to satisfactorily negotiate lease terminations or subleases for 20 operating restaurants of the 48 Chi-Chi's restaurants designated for divestment. As a result, these 20 restaurants were removed from the CC Strategic Divestment Program, and $1,048,000 previously recorded in conjunction with the provision for divestitures was reversed during the fourth quarter of 1999. After this reversal, the eight restaurants remaining in the CC Strategic Divestment Program were divested during 2000. In the fourth quarter of 2001, sixteen additional Chi-Chi's restaurants were designated for divestment. The Company recorded a provision for divestitures of $2,736,000. This provision consisted of
(i) $2,386,000 for the write-down to net realizable value of the property and equipment associated with such restaurants and (ii) $350,000 for costs associated with lease terminations, subsidized leases, brokerage fees and other divestment costs. In December 2001, the Company recorded an additional provision for divestitures of $2,029,000 for costs associated with lease terminations, subsidized leases, brokerage fees and other divestment costs. For the years ended December 30, 2001, December 31, 2000 and December 26, 1999, the Company paid (i) $33,000, $225,000 and $287,000, respectively, for severance costs associated with certain restaurant and regional managers who were terminated in connection with the restaurants divested and (ii) $1,681,000, $2,124,000 and $1,913,000, respectively, for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. During the first quarter of 2002, the Company recorded an additional provision of $695,000. The provision consisted of (i) $250,000 for the write-off of a liquor license and (ii) $445,000 for lease terminations and other divestment costs. During the first quarter of 2002, the Company paid $38,000 for severance costs and $874,000 for lease terminations. During the first quarter of 2002, restaurants still in operation under the CC Strategic Divestment Program had sales of $3,647,000 and restaurant- level operating losses of $457,000.

         In the second quarter of 2001, the Company announced an organizational restructuring that resulted in the elimination of approximately 40 positions in the Company's support center. The Company recorded a provision of $1,607,000 for severance and outplacement services and the amount was included in restructuring costs on the 2001 consolidated statements of operations. For the year ended December 30, 2001, a total of $1,521,000 was paid for severance and outplacement services. During the first quarter of 2002, the Company paid $15,000 for outplacement services.

         6. Segment Information. The Company operates exclusively in the
            -------------------
food-service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company. The Company's reportable segments are based on restaurant operating divisions. The Koo Koo Roo Division includes the operations of Koo Koo Roo and Hamburger Hamlet restaurants. Operating income (loss) includes the operating results before interest. The corporate component of sales, depreciation and amortization and operating income
(loss) represents operating results of certain other restaurants, as well as corporate general and administrative expenses. Corporate assets include corporate cash, restricted cash, investments, receivables, asset portions of financing instruments and certain other restaurants.

                                                                        For the Quarters Ended
                                                                  ----------------------------------
                                                                     March 31,            April 1,
                                                                       2002                 2001
                                                                  -------------         ------------
                                                                              (Unaudited)
                                                                            ($ in thousands)

Sales
    Chi-Chi's Division                                          $       49,215        $      53,457
    Koo Koo Roo Division                                                17,882               21,226
    Corporate                                                              798                1,299
                                                                  -------------         ------------
       Total Sales                                              $       67,895        $      75,982
                                                                  =============         ============

Depreciation and Amortization
    Chi-Chi's Division                                          $        2,174        $       2,774
    Koo Koo Roo Division                                                   604                1,054
    Corporate                                                              245                  349
                                                                  -------------         ------------
       Total Depreciation and Amortization                      $        3,023        $       4,177
                                                                  =============         ============

Operating Loss
    Chi-Chi's Division                                          $         (960)       $      (2,537)
    Koo Koo Roo Division                                                (1,337)              (1,033)
    Corporate                                                             (908)              (2,091)
                                                                  -------------         ------------
       Total Operating Loss                                     $       (3,205)       $      (5,661)
                                                                  =============         ============

Interest Expense, net
    Chi-Chi's Division                                          $          183        $         106
    Koo Koo Roo Division                                                    61                   42
    Corporate                                                            7,229                6,498
                                                                  -------------         ------------
       Total Interest Expense, net                              $        7,473        $       6,646
                                                                  =============         ============

Capital Expenditures
    Chi-Chi's Division                                          $          352        $         578
    Koo Koo Roo Division                                                    14                  967
    Corporate                                                               39                  168
                                                                  -------------         ------------
       Total Capital Expenditures                               $          405        $       1,713
                                                                  =============         ============

                                                                      March 31,         December 30,
                                                                       2002                 2001
                                                                  -------------         ------------
                                                                   (Unaudited)
                                                                            ($ in thousands)

Total Assets
    Chi-Chi's Division                                          $       88,339        $      90,784
    Koo Koo Roo Division                                                31,222               43,028
    Corporate                                                           46,533               40,070
                                                                  -------------         ------------
       Total Assets                                             $      166,094        $     173,882
                                                                  =============         ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    RESULTS OF OPERATIONS

         Certain information and statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "expects," "intends," "plans," "estimates" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties that could cause actual results of the Company or the restaurant industry to differ materially from expected results expressed or implied by such forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a restaurant company operating in a competitive environment, factors that could significantly impact expected results include:

         . the ability of the Company to satisfy or restructure its debt obligations and/or capital structure;

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

CRITICAL ACCOUNTING POLICIES

         The Company's financial condition and results of operations are necessarily impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of the Company, and require estimates or other judgments of matters inherently uncertain. Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the condensed consolidated financial statements.

         1. Impairment of Long-Lived Assets. The Company reviews long-lived
            -------------------------------
assets for impairment when events or circumstances indicate that the carrying amounts may not be recoverable. Assets subject to this review, and for which impairments have been recorded in 2002 or prior years, include property, plant and equipment and costs in excess of net assets of business acquired.

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

         Changes in assumptions and estimates included within the impairment reviews could result in significantly different results than those discussed below in Results of Operations and recorded in the condensed consolidated financial statements.

         2. Insurance Reserves. Insurance liabilities and reserves are accounted
            ------------------
for based on actuarial estimates of the amount of loss inherent in that period's claims, including losses for which claims that have not yet been reported. These estimates rely on actuarial calculations of ultimate loss experience for similar historical events and an estimate of incurred but not reported claims. The Company's insurance reserves totaled $7,763,000 at March 31, 2002. Management continually evaluates the potential for changes in loss estimates, both positive and negative, and uses the results of these evaluations to adjust recorded provisions and reserves.

         3. Divestment Reserves. The Company makes decisions to close
            -------------------
restaurants based on their cash flows and anticipated future profitability. Losses on disposition of properties are recognized when a commitment to divest a restaurant property is made by the Company and include estimated carrying costs through the expected disposal date. These divestment charges represent a liability for the net present value of any remaining lease obligations, including executory costs, after the expected closure dates, net of estimated sublease income, if any. These estimates of future costs often require significant judgments and estimates by management and could be materially affected by factors such as the Company's ability to secure subleases and the Company's success at negotiating early termination agreements with lessors. While management believes the current estimates of future liabilities are adequate, it is possible that future events could require the Company to make significant adjustments for revisions to these estimates.

         As used herein, "comparable restaurants" means restaurants operated by the Company for at least eighteen months and that continued in operation through the end of the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         A.  Liquidity

         The Company reported net cash provided by operating activities of $921,000 for the quarter ended March 31, 2002 and net cash used in operating activities of $1.6 million for the quarter ended April 1, 2001. Cash needs are being funded by available cash balances which resulted from the El Torito Sale and cash provided by operating activities. The Company's viability is dependent upon its ability to restructure its debt and/or capital structure. As described below, the Company filed a Reorganization Case to confirm a pre-packaged Chapter 11 plan of reorganization (the "Plan") with the Bankruptcy Court. The Company cannot provide any assurance that it will satisfy the conditions to the Plan or that the Plan will be confirmed by the Bankruptcy Court and consummated. In light of the amount owed to creditors and the size of the Company's operations, under the Plan, there will not be value available for recovery by the current stockholders or the holders of the 10 7/8% Prandium Notes. If the Plan cannot be completed as contemplated, the Company will need to consider other alternatives, including but not limited to, a federal bankruptcy filing without a prearranged or prepackaged reorganization plan. Under any circumstances, the Company does not anticipate that there will be value available for distribution to its current stockholders or the 10 7/8% Prandium Notes. Assuming the Company is able to work out an acceptable capital structure, its continuing viability will be dependent upon its ability to generate sufficient operating cash flow or cash flow from other sources to meet its obligations on a timely basis and to comply with the terms of any new financing agreements or to be able to renegotiate such obligations and terms.

         Statement of Cash Flows. For the quarter ended March 31, 2002, net cash provided by operating activities was $921,000 compared to $1.6 million used in operating activities for the same period in 2001. This change was primarily due to the $2.8 million increase in cash received from customers, franchisees and licensees net of cash paid to suppliers and employers. For the first quarter of 2002, net cash used in investing activities was $33,000 compared to $3.9 million used in investing activities for the same period in 2001. This change was primarily due to a $1.3 million decrease in capital expenditures and a $2.4 million net decrease in restricted cash. For the first quarter of 2002, net cash used in financing activities was $404,000 compared to $338,000 used in financing activities for the same period in 2001.

         EBITDA. For the first quarter of 2002, the Company reported EBITDA (defined as earnings (loss) before opening costs, loss (gain) on disposition of properties, provision for divestitures, restructuring costs, interest, taxes and depreciation and amortization) of $2.5 million, compared to

$(347,000) in the same period of 2001. The $2.9 million increase was primarily composed of (i) a $1.7 million increase in the EBITDA attributable to the Chi-Chi's restaurants; (ii) a $399,000 increase in the EBITDA attributable to the Koo Koo Roo restaurants; (iii) a $158,000 decrease in the EBITDA attributable to the Hamburger Hamlet restaurant chain; and (iv) $1.1 million of previously unallocated general and administrative expenses which have been eliminated.

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

         The Company had a working capital deficiency of $269.4 million on March 31, 2002. This amount includes property held for sale of approximately $14.8 million and the classification of approximately $233.4 million in debt outstanding under the FRI-MRD Notes and Prandium Notes as current.

         The following represents a comprehensive list of the Company's contractual obligations and commitments, giving effect to the Events of Default discussed below and excluding any new debt resulting from the reorganization ($ in thousands):

                                                    Payments Due by Period
                            -----------------------------------------------------------------------------------
                                      Remaining
                                      Nine Months                 Years Ending December
                                                    -----------------------------------------------
                             Total       2002       2003       2004      2005      2006       2007  Thereafter
                             ------      ----       ----       ----      ----      ----       ----  ----------
Long-term debt,
   including capitalized
   lease obligations       $  1,521   $   554      $   381   $   194    $   157   $   113    $   122   $     -
Operating leases            129,547    19,435       23,985    20,489     17,803    12,201     10,293    25,341
                           --------   -------      -------   -------    --------  --------   --------   -------
   Total contractual
   cash obligations        $131,068   $19,989      $24,366   $20,683    $17,960   $12,314    $10,415   $25,341
                           ========   =======      =======   =======    =======   =======    =======   =======

Debt Restructuring and History of Negotiations with Creditors.

         1. Reorganization Plan. On May 6, 2002, following approval from
            -------------------
sufficient debtholders, the Company and FRI-MRD each filed a Reorganization Case seeking confirmation of the Plan with the Bankruptcy Court. The case is entitled In re Prandium, Inc. and FRI-MRD

Corporation, Case No. SA-02-13529 (RA) (Jointly Administered). The Bankruptcy Court has set a hearing for the confirmation of the Plan for June 14, 2002. Provided such confirmation is received, the Company expects the Closing to occur by June 30, 2002 or as soon as practicable thereafter. The Closing will be conditioned upon, among other things, the Company's ability to enter into a new credit facility.

         The Company will remain in possession of its assets and properties during the Reorganization Case, and the Company's existing directors and officers will continue to oversee operation of the Company's business as a debtor-in-possession, subject to supervision and orders of the Bankruptcy Court. The Company will continue to operate its business in Chapter 11 in the ordinary course and to the extent required, the Company has obtained the necessary relief from the Bankruptcy Court to pay employees, trade and certain other creditors in full and on time regardless of whether their claims arose before or after the Chapter 11 filing. The claims of employees, general unsecured creditors (other than noteholders) and secured creditors, other than holders of the 14% FRI-MRD Notes, are not impaired under the Plan.

         Under the Plan, the 14% FRI-MRD Notes will be exchanged at a discount for cash and the 15% FRI-MRD Notes will be exchanged at a discount for a combination of cash and New Notes having substantially similar terms as the 15% FRI-MRD Notes except that the replacement notes (i) will mature on January 31, 2005, (ii) will have an interest rate of 12%, (iii) will include capital expenditure restrictions on the Hamburger Hamlet Chain, (iv) will require that free cash flow generated by the Hamburger Hamlet Chain prior to a sale of the restaurants, and the proceeds of any Hamburger Hamlet sale, be applied to prepay the New Notes and (v) will contain additional limitations on indebtedness and capital expenditures. In addition, while no cash interest payments will be required on the New Notes, prepayments will be encouraged by an extra reduction in principal of up to 33.33% of the prepaid amount, depending on how quickly the prepayment is made.

         Also under the Plan, the 9 3/4% Prandium Notes will be cancelled in exchange for new common stock of the Company. The 10 7/8% Prandium Notes will be cancelled without receiving any consideration. The current common stock of the Company will also be cancelled without receiving any consideration.

         Upon any Closing, the Company will, among other things, enter into the New Note Agreement, revise its charter and bylaws and the charter of FRI-MRD, enter into a new secured financing agreement, and designate a new five member board of directors. The Plan also provides that after the Closing and until the New Notes are paid in full, the holders of the New Notes will have the right to appoint one member to the board of directors of the Company.

         The Plan does not involve any of the Company's or FRI-MRD's operating subsidiaries. All other general unsecured claims of the Company and FRI-MRD will remain unimpaired.

          The Plan is the product of negotiations with certain of the Company's creditors, including Foothill, the holders of the FRI-MRD Notes and some of the holders of the Prandium Notes. As a result of these negotiations, on April 8, 2002, the Company and FRI-MRD commenced solicitation of acceptances of the Plan from the holders of the 9 3/4% Prandium Notes and the holders of the FRI-MRD Notes. The Company did not solicit votes from the holders of the 10 7/8% Prandium Notes or its old common stock.

         The voting period for the solicitation ended on May 3, 2002. Holders of the requisite amounts of the FRI-MRD Notes and the 9 3/4% Prandium Notes accepted the Plan.

         The Company cannot provide any assurance that it will satisfy the conditions to the Plan or that the Plan will be confirmed by the Bankruptcy Court and consummated. In light of the amount owed to creditors and the size of the Company's operations, under the Plan there will not be value available for recovery by the current stockholders or the holders of the 10 7/8% Prandium Notes. If the Plan cannot be completed as contemplated, the Company will need to consider other alternatives, including but not limited to, a federal bankruptcy filing without a prearranged or prepackaged reorganization plan. Under any circumstances, the Company does not anticipate that there will be value available for distribution to its current stockholders or the holders of the 10 7/8% Prandium Notes. Assuming the Company is able to work out an acceptable capital structure, its continuing viability will be dependent upon its ability to generate sufficient operating cash flow or cash flow from other sources to meet its obligations on a timely basis and to comply with the terms of any new financing agreements or to be able to renegotiate such obligations and terms.

         2. Credit Facility. On January 10, 1997, the Company entered into the
            ---------------
Foothill Credit Facility which provided for a five-year, $35 million credit facility for the ongoing working capital needs of the Company. As a result of the 1998 merger with Koo Koo Roo, Inc., the Company increased the Foothill Credit Facility to $55 million. In connection with the El Torito Sale, (i) the Company used a portion of the cash proceeds from the sale to repay $25.9 million outstanding under the Foothill Credit Facility and (ii) the Foothill Credit Facility was amended and restated to adjust all restrictive covenants to reflect the El Torito Sale and reduce the credit facility to a maximum of $20 million (subject to certain limitations) of letters of credit and revolving cash borrowings. The Foothill Credit Facility:

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

         The Company was not in compliance with certain financial ratios at March 31, 2002, December 30, 2001, September 30, 2001, July l, 2001, April 1, 2001 and December 31, 2000. In addition, the vesting of the FRI-MRD noteholders' right to accelerate the debt caused an Event of Default to occur under the provisions of the Foothill Credit Facility. The Company has notified Foothill of all such Events of Default. Letters of credit are issued under the Foothill Credit Facility in large part to provide security for future amounts payable under the Company's workers' compensation insurance program ($9.5 million of letters of credit were outstanding as of May 10, 2002, all of which were cash collateralized as described below). No working capital borrowings were outstanding as of March 31, 2002 or May 10, 2002.

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

Pursuant to the May 15, 2001 letter agreement, FRI-MRD paid a forbearance fee in the amount of $100,000 and transferred $4,000,000 in cash to Foothill to be held as cash collateral and as additional security for the outstanding letters of credit. Pursuant to the June 18, 2001 letter agreement, in which FRI-MRD and Chi-Chi's agreed to cash collateralize all letters of credit outstanding under the Foothill Credit Facility in an amount equal to 105% of face value, FRI-MRD transferred approximately $8,068,000 to Foothill, bringing the total amount held by Foothill for that purpose to approximately $12,068,000 at that time (cash collateral held by Foothill is included as part of the restricted cash balance on the Company's condensed consolidated balance sheet). After receiving this amount, Foothill released its liens on the real property of the Company and its subsidiaries.

         On October 18, 2001, January 10, 2002 and March 13, 2002, the Company, FRI-MRD, Chi-Chi's and certain other subsidiaries of the Company entered into subsequent letter agreements with Foothill whereby the Company acknowledged that certain specified events of default had occurred and reacknowledged that Foothill has no further obligation to make advances or otherwise extend credit under the Foothill Credit Facility. Foothill agreed that, subject to certain conditions including the reaffirmation and consent by the Company, FRI-MRD and certain other subsidiaries of the Company of their obligations under the Foothill Credit Facility and the payment of forbearance fees in the amount of $50,000 on October 18, 2001 and $60,000 on March 13, 2002, it would forbear from exercising its remedies relative to the events of default specified in the letter agreement until the earliest to occur of: (i) June 30, 2002 (or such later date as Foothill may designate in writing in its sole discretion); (ii) the occurrence of any Event of Default under the Foothill Credit Facility (other than those defaults set forth in, and certain future defaults contemplated by, the letter agreement); and (iii) the failure of the Company to comply with certain covenants set forth in the letter agreements. The Company also (A) released Foothill from any claims they may have arising under the Foothill Credit Facility, (B) agreed not to seek authority from any bankruptcy court to obtain the use of any cash Foothill holds as cash collateral and additional security for letters of credit outstanding under the Foothill Credit Facility and (C) agreed that the Company and FRI-MRD would each commence a pre-negotiated or prepackaged proceeding under chapter 11 of the United States Bankruptcy Code on or before May 15, 2002. The Foothill Credit Facility was amended to extend its maturity date to June 30, 2002, and to increase the amount of a substitute letter of credit, which the Company must deliver to Foothill upon the Foothill Credit Facility's termination, from 105% to 107% of the outstanding letters of credit if Foothill is not released from all such letters of credit. The fee on undrawn letters of credit was also increased from 3% to 5% per annum. As of May 10, 2002, Foothill currently continues to hold approximately $10.2 million as cash collateral for the outstanding letters of credit.

         The Company is currently negotiating with Foothill to replace the existing Foothill Credit Facility with a new $15 million credit facility. The existence of a new credit facility is a condition to the Closing of the Reorganization Case. The new credit facility would provide for letters of credit, a line of credit for the ongoing working capital needs of the Company and the release of the cash collateral held by Foothill. While a term sheet between the parties expired on March 31, 2002, negotiations are continuing. There can be no assurance that an agreement can be reached with Foothill or on the terms of such an agreement.

         3. FRI-MRD and Prandium Notes. After completion of the El Torito Sale,
            --------------------------
the Company continued to be highly leveraged and have significant annual debt service requirements. During the second half of fiscal 2000, the Company began considering various alternatives to address its debt service requirements. As a result of discussions and deliberations among the Company and its legal and financial advisors during January 2001, the Company's subsidiary FRI-MRD elected not to pay the semi-annual interest payments due January 31, 2001 and July 31, 2001 and the principal and interest due January 24, 2002 on the FRI-MRD Notes. The Company also elected not to pay the semi-annual interest payments due February 1, 2001 and August 1, 2001 and the principal and interest due February 1, 2002 on the Prandium Notes. Under the terms of the note agreements governing the FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became Events of Default and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. In addition, the vesting of the right (whether or not exercised) of the noteholders to accelerate the debt caused an Event of Default to occur under the Foothill Credit Facility and Foothill became entitled to certain additional rights.

         The Company has executed each of the Note Term Sheet and the Note Letter Agreement with an authorized representative of the holders of the FRI-MRD Notes. The Note Term Sheet and the Note Letter Agreement contemplate restructuring the terms of the FRI-MRD Notes as provided for in the Plan.

         4. Other. On May 10, 2002, the Company and FRI-MRD entered into the
            -----
Hamlet Agreement to sell the Hamburger Hamlet Chain to Latin Intellectual Properties, Inc. Under the terms of the Hamlet Agreement, the Company will receive, subject to certain post-closing adjustments based on closing financial statements, $15 million in cash ($500,000 of which will be placed in escrow following consummation of the sale). The sale of the Hamburger Hamlet Chain is contemplated by the Company's Reorganization Case and is expected to close after the Closing of the Reorganization Case but no earlier than July 24, 2002. If the New Note Agreement is entered into in accordance with the Reorganization Case, the proceeds of the sale will be used to prepay the New Notes in accordance with the terms of the New Note Agreement. The Hamlet Agreement may be terminated by Purchaser prior to June 9, 2002, subject to Purchaser's forfeiture of a $75,000 deposit. The sale is also subject to customary terms and conditions. There can be no assurance that the sale will be successfully completed. A prior agreement to sell the Hamburger Hamlet Chain to another party was entered into on October 23, 2001 and terminated on February 6, 2002 in accordance with its terms.

         B. CAPITAL EXPENDITURES

         Net cash used in investing activities was $33,000 for the first quarter of 2002, including $405,000 used for capital expenditures, as compared to net cash used in investing activities of $3.9 million for the same period in 2001. The change in net cash used in investing activities for the first quarter of 2002 was primarily due to a $1.3 million decrease in capital expenditures and a $2.4 million net decrease in restricted cash.

         Capital expenditures of up to approximately $7.8 million have been identified for fiscal 2002. The Company is evaluating the roll-out of new decor and kitchen equipment packages to additional Koo Koo Roo restaurants in support of its new menu items and to revitalize guests' perceptions of the quality and freshness of the food. Other capital plans are currently being formulated. Actual capital expenditures for fiscal 2002 will be dependent on the successful resolution of the Company's capital structure, restrictions under the Company's debt instruments and the availability of the required funds.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria for intangible assets acquired in a purchase method business combination to meet in order to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

         The Company was required to adopt the provisions of SFAS 141 effective July 1, 2001 and the provisions of SFAS 142 effective January 1, 2002. As a result of the anticipated sale of the Company's Hamburger Hamlet restaurant chain and the classification of the net realizable value of Hamburger Hamlet's assets and liabilities as property held for sale, the Company no longer has goodwill or intangible assets to analyze in connection with the adoption of SFAS 142, accordingly, the adoption of this statement did not have a material impact on the Company's condensed consolidated financial statements. Excess reorganization value, if any, resulting from the Company's proposed reorganization would fall under the scope of SFAS 142. The Company is unable to determine the impact on the consolidated financial statements of any such excess reorganization value.

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

         The FASB issued SFAS 144 in October 2001. SFAS 144 is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and effectively supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company was required to adopt the provisions of SFAS 144 effective January 1, 2002. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

RESULTS OF OPERATIONS
---------------------

         The Company's total sales of $67,895,000 for the first quarter of 2002 decreased by $8,087,000 or 10.6% as compared to the same period in 2001. The decrease was the result of declines in comparable restaurant sales for Chi-Chi's, Koo Koo Roo and Hamburger Hamlet and sales decreases for restaurants sold or closed, partially offset by sales from a new Koo Koo Roo restaurant. The breakdown of the sales decrease for the first quarter of 2002 is shown in the following table.

                                                              Change in
                                                             First Quarter
                                                                 Sales
                                                            ---------------
                                                            ($ in thousands)
Decrease in Sales of Comparable Restaurants                    $(4,669)
Decrease in Sales from Restaurants Sold or Closed               (3,671)
Sales from New Restaurant                                          253
                                                               -------
                                                               $(8,087)
                                                               =======
         Overall, sales for comparable restaurants were $65,960,000 for the first quarter of 2002, a $4,669,000 or 6.6% decline from the same period in 2001. As is shown in the following table, this decline resulted from decreased sales in all concepts. Some of the decline resulted from a mismatch for Easter and Spring Break, which occurred in the second quarter of 2001 but in the first quarter of 2002, and the televised coverage of the Winter Olympics in 2002.

                                              Change in
                                            First Quarter
                                                Sales
                                           --------------
                                           Amount   Percent
                                           ------   -------
                                           ($ in thousands)

Comparable Chi-Chi's                        $(3,144)    (6.1)%
Comparable Koo Koo Roo                       (1,061)   (10.2)
Comparable Hamburger Hamlet                    (464)    (5.5)
                                            --------
         Total                              $(4,669)    (6.6)%
                                            =======     ====

         Sales for comparable Chi-Chi's declined 6.1% in the first quarter of 2002 compared to the same period in 2001. Because approximately 20% of the Chi-Chi's chain is closed for Easter and the remainder of the system experiences much lower volumes on Easter, the Company estimates that the mismatch of the holiday was responsible for approximately 1.2 percentage points of the 6.1% decline versus prior year for the first quarter. The first promotion for the year was a freestanding newspaper insert featuring Tacos, Baja Style and including coupons valid during the quarter. The first broadcast campaign began on March 11 with selected markets receiving television, radio or cable media support and introducing "Flaming Fajitas" and Chi-Chi's "Total Salsafication Guarantee" which promises guests that they will be totally satisfied or their meal is free.

         In the first quarter of 2002, sales for comparable Koo Koo Roo restaurants declined 10.2% compared to the same period in 2001. The Company estimates that approximately 0.5 percentage point of the 10.2% variance was related to the mismatch of Spring Break and the televised coverage of the Winter Olympics which occurred during prime time in California where Koo Koo Roo operates. Koo Koo Roo introduced the Greek Salad during a promotion of salads that began January 28, 2002 and was supported by coupons distributed through a shared mail program. The Greek Salad is the first new menu item to be introduced system-wide as part of Koo Koo Roo's strategy to broaden its menu appeal. Other items in various stages of development and test are scheduled to be introduced to the system throughout the year.

         Sales for comparable Hamburger Hamlet restaurants decreased 5.5% in the first quarter of 2002 as compared to the same period in 2001. The Company estimates that the impact of the Winter Olympics was approximately 0.5 percentage point and the mismatch of Easter was an additional 0.1 percentage point of the 5.5% decrease to prior year. From a marketing perspective, a new "Hamlet at Night" menu was introduced at the beginning of March 2002. These menus, of which there are approximately three introduced per year, are used to add seasonal variety and excitement to the standard menu. The Spring 2002 "Hamlet at Night" menu features Curried Chicken and Apple Croquettes, Chicken Parmesan Linguini, Chinese Sole, Blackened Mango Chicken and, for dessert, Homemade Banana Cream Pie.

         Product costs of $17,266,000 for the first quarter of 2002 decreased $3,195,000 or 15.6% as compared to the same period in 2001. Product costs as a percentage of sales decreased 1.5 percentage points from 26.9% in 2001 to 25.4% in 2002. The primary cause for the decrease in the percentage of sales was favorable commodity costs versus 2001, particularly in chicken and produce. Approximately 0.2 percentage point of the percentage of sales decrease was the revision of the Week Day Fiesta cantina program for Chi-Chi's that provided discounts in the first quarter of 2001 on margaritas and beer. Overall liquor discounts in Chi-Chi's increased 260% during the first quarter of 2001 as the result of this program. The program was modified at the beginning of the second quarter of 2001. The remainder of the product costs decrease was related to the sales declines from comparable and closed restaurants.

         Payroll and related costs of $24,488,000 decreased $3,119,000 or 11.3% for the first quarter of 2002 as compared to the first quarter of 2001. As a percentage of sales, payroll and related costs were 36.1% in the first quarter of 2002, 0.2 percentage point lower than the same period in 2001. The primary reasons for the percentage of sales decrease were improved labor efficiencies offset by an increase in workers' compensation insurance expense. The remainder of the payroll and related costs decrease was related to the sales declines from comparable and closed restaurants.

         The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company's employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company's labor costs. This is especially true in California, where there is no tip credit. In October 2000, the California Industrial Welfare Commission voted to increase the state's minimum wage by 50[cent] to $6.25 on January 1, 2001 and by 50[cent] to $6.75 on January 1, 2002. No increases to the $5.15 Federal minimum wage are currently scheduled for 2002. In response to previous minimum wage increases, the Company has implemented various menu price increases. Each of the Company's concepts raised prices in early 2001 and will raise prices in the second quarter of 2002.

         Occupancy and other operating expenses were $18,922,000 for the first quarter of 2002, $3,466,000 or 15.5% lower than the same period in 2001. As a percentage of sales, occupancy and other operating expenses were 27.9% in 2002,
1.6 percentage points lower than 2001. The primary reasons for the decreased percentage of sales were (i) reduced advertising expense in Chi-Chi's and Koo Koo Roo, (ii) lower utilities expense, particularly natural gas for Chi-Chi's, and (iii) 2001 expenses associated with two system-wide menu distributions and added plates in Chi-Chi's which were not repeated in 2002. The remainder of the occupancy and other operating expenses decrease was related to restaurants open during the first quarter of 2001, but closed during the same period of 2002.

         Depreciation and amortization of $3,023,000 for the first quarter of 2002 decreased by $1,154,000 or 27.6% as compared to the same period in 2001 due to the impact of restaurants sold or closed since the beginning of 2001 and the reduced depreciable basis from the classification of assets held for sale and the impairment write-down of certain long-lived assets.

         General and administrative expenses for the first quarter of 2002 were $4,671,000, $1,202,000 or 20.5% lower than the same period in 2001. As a percentage of sales, general and administrative expenses were 6.9% in 2002, 0.8 percentage point lower than 2001. Structural reductions in the Company's support center implemented in 2001 generated approximately $1.3 million of savings, 108.3% of the total variance, for the first quarter of 2002 when compared to the same period of 2001.

         Opening costs are incurred in connection with the opening or remodeling of a restaurant and are principally related to stocking the restaurant and training its staff. Opening costs of $1,000 in 2002 decreased $49,000 or 98.0% from 2001 as the Company did not open or remodel any restaurants in the first quarter of 2002.

         The Company reported a loss on disposition of properties of $141,000 for the first quarter of 2002 compared to a loss of $402,000 for the same period in 2001.

         In the first quarter of 2002, the Company recorded a provision for divestitures of $2.2 million compared to $189,000 for the same period in 2001. The provision for divestitures in 2002 was primarily composed of (i) $250,000 for the write-off of a liquor license; (ii) $445,000 for lease terminations and other divestment costs and (iii) $1.5 million related to the sale of the Hamburger Hamlet restaurant chain.

         The Company reported restructuring costs of $381,000 for the first quarter of 2002 as compared to $496,000 in 2001. These costs are primarily related to amounts paid to legal and financial advisors in connection with the Company's debt and capital restructuring.

         Interest expense, net of $7,473,000 for the first quarter of 2002 increased by $827,000 or 12.4% as compared to 2001 primarily due to charges related to defaults under the Foothill Credit Facility and reduced interest income on excess cash balances.

SEASONALITY.
-----------

         The Company, as a whole, does not experience significant seasonal fluctuations in sales. However, the Company's sales tend to be slightly greater during the spring and summer months.

SELECTED DIVISION OPERATING DATA.
--------------------------------

         The following table sets forth certain information regarding (i) the Company; (ii) its ongoing Chi-Chi's restaurants, Koo Koo Roo restaurants and Hamburger Hamlet restaurants (both acquired on October 30, 1998) and other operating restaurants; and (iii) the El Torito restaurant division divested on June 28, 2000. At March 31, 2002, the Company operated 133 full-service Chi-Chi's restaurants, 30 fast-casual Koo Koo Roo restaurants, 14 full-service Hamburger Hamlet restaurants and one other restaurant.

                                                                            For the Quarters Ended
                                                              ---------------------------------------------------
                                                                March 31,           April 1,           March 26,
                                                                  2002                2001               2000
                                                              ------------        ------------      -------------
                                                                  ($ in thousands, except average check amount)
Chi-Chi's Restaurants
---------------------
Restaurants Open at End of Period:
   Owned/operated                                                     133                140                  148
   Franchised and Licensed                                              7                 13                   13
Sales                                                           $  49,215           $ 53,457            $  55,939
Restaurant Level Cashflow(a)                                        5,344              3,481                5,689
Divisional EBITDA(b)                                                2,040                329                2,386
Percentage increase (decrease) in comparable restaurant sales        (6.1)%             (0.7)%                1.0%
Average check (excluding alcoholic beverage sales)              $   11.35           $  10.79            $    9.78

Koo Koo Roo Restaurants(c)
--------------------------
Restaurants Open at End of Period:
   Owned/operated                                                      30                  41                  44
   Franchised and Licensed                                              -                   -                   -
Sales                                                           $   9,980            $ 12,860           $  13,782
Restaurant Level Cashflow(a)                                          866                 781               1,304
Divisional EBITDA(b)                                                  (32)               (431)                 56
Percentage decrease in comparable restaurant sales                  (10.2)%              (6.2)%              (3.8)%
Average transaction                                             $    9.63            $   9.75           $    9.31

Hamburger Hamlet Restaurants(c)
-------------------------------
Restaurants Open at End of Period:
   Owned/operated                                                      14                  14                  14
   Franchised and Licensed                                              -                   -                   -
Sales                                                           $   7,902            $  8,366           $   8,218
Restaurant Level Cashflow(a)                                        1,090               1,293               1,339
Divisional EBITDA(b)                                                  813                 971               1,047
Percentage increase (decrease) in comparable restaurant sales        (5.5)%               1.8%                1.1%
Average check (excluding alcoholic beverage sales)              $   12.01            $  11.87           $   11.27

Other Operating Restaurants
---------------------------
Restaurants Open at End of Period:
   Owned/operated                                                       1                   3                   6
   Franchised and Licensed                                              -                   -                   -
Sales                                                           $     798            $  1,299           $   1,734
Restaurant Level Cashflow(a)                                          (81)                (29)                 54
Divisional EBITDA(b)                                                 (167)             (1,192)                (16)

Ongoing Operations
------------------
Restaurants Open at End of Period:
   Owned/operated                                                     178                 198                  212
   Franchised and Licensed                                              7                  13                   13
Sales                                                           $  67,895            $ 75,982           $   79,673
Restaurant Level Cashflow(a)                                        7,219               5,526                8,386
Divisional EBITDA(b)                                                2,654                (323)               3,473

Divested Operations(d)
----------------------
Restaurants Open at End of Period:
   Owned/operated                                                       -                   -                   95
   Franchised and Licensed                                              -                   -                    8
Sales                                                           $       -            $      -           $   53,441
Restaurant Level Cashflow(a)                                            -                   -                8,405
Divisional EBITDA(b)                                                    -                   -                5,590

Total Company
-------------
Restaurants Open at End of Period:
   Owned/operated                                                     178                 198                  307
   Franchised and Licensed                                              7                  13                   21
Sales                                                           $  67,895            $ 75,982           $  133,114
EBITDA(e)                                                           2,548                (347)               9,008

(a) Restaurant Level Cashflow with respect to any operating division represents Divisional EBITDA (as defined below) before general and administrative expenses and any net franchise profit or miscellaneous income (expense) reported by the respective division.

(b) Divisional EBITDA with respect to any operating division is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, interest, taxes, depreciation and amortization. Corporate general and administrative expenses that would have been allocated to the El Torito Division prior to the sale of that division were charged to Other Operating Restaurants in 2001 so as not to distort the year-over-year comparisons of the Chi-Chi's, Koo Koo Roo and Hamburger Hamlet restaurants.

(c) During fiscal 2001 and 2000, Koo Koo Roo and Hamburger Hamlet shared certain divisional support functions, the cost of which was absorbed by Koo Koo Roo.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------

INTEREST RATE RISK
------------------

         The Company's primary exposure to financial market risks is the impact that interest rate changes could have on the Foothill Credit Facility, under which no working capital borrowings were outstanding as of March 31, 2002 and May 10, 2002. Borrowings under the Foothill Credit Facility bear interest at the prime rate as announced by Wells Fargo Bank plus 1.875% for borrowings less than or equal to $10 million and at the prime rate plus 2.875% for borrowings greater than $10 million.

                         PART II. OTHER INFORMATION
                         ---------------------------

ITEM 1.   LEGAL PROCEEDINGS
------

         On January 26, 2001, a purported stockholder of the Company initiated a stockholder derivative suit against the Company and Kevin S. Relyea, in the Superior Court of the State of California for the County of Orange, seeking, among other things, compensatory damages, a constructive trust, punitive damages and attorneys' fees. The suit arose out of the sale by AIF II, L.P. on December 29, 2000, of 95,831,997 shares of the Company's common stock to Mr. Relyea for a cash purchase price of $15,000. Mr. Relyea is the Company's Chief Executive Officer, President and Chairman of the Board of Directors. The suit alleged that Mr. Relyea improperly usurped the stock purchase opportunity from the Company and also alleged constructive fraud.

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

         The Company, Mr. Relyea, and the plaintiff in the suit filed on January 26, 2001 have executed a Stipulated Settlement of Derivative Claims, under which Mr. Relyea agreed to certain restrictions on the sale of the block of the Company's stock purchased on December 29, 2000. Without admitting liability, the Company and Mr. Relyea agreed not to oppose an application for attorney's fees by plaintiff's counsel of $99,000 as part of the settlement. On March 14, 2002, the Board of Directors voted to approve the Stipulated Settlement of Derivative Claims, with Mr. Relyea abstaining from voting. The plaintiff recently filed a Motion to Approve Settlement of Action and for an Award of Attorney's Fees. The Superior Court held a hearing on this motion on April 9, 2002 and entered a Notice of Entry of Judgment and Final Judgment approving the Stipulated Settlement of Derivative Claims and the award of attorney's fees. It is expected that the cost of the settlement will be covered by insurance.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
------

         None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
------

         The Company has failed to pay the interest and principal that came due February 1, 2001, August 1, 2001 and February 1, 2002 with respect to the Prandium Notes. In addition, the Company's subsidiary FRI-MRD Corporation has failed to pay the interest and principal due January 31, 2001, July 31, 2001 and January 24, 2002 with respect to the FRI-MRD Notes. Under the terms of the note agreements governing the FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became "Events of Default" and the holders of all such debt have become entitled to certain rights, including the right to accelerate the debt. The unpaid principal amount on the FRI-MRD Notes as of May 5, 2002 amounted to $99,000,000 and the amount of interest due and not paid on the FRI-MRD Notes as of May 5, 2002 amounted to $25,848,000. The unpaid principal amount on the Prandium Notes as of May 5, 2002 amounted to $134,356,000 and the amount of interest due and not paid on the Prandium Notes as of May 5, 2002 amounted to $23,791,000. The effect of these Events of Default on the Company will depend on the success of the capital restructuring of the Company and its subsidiaries as described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations A. Liquidity."

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

                 *2    (d)      Stock Purchase Agreement, dated as of May
                                10, 2002, by and among FRI-MRD Corporation, the Company and Latin Intellectual Properties, Inc.

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

                  4    (b)      Indenture Dated as of January 27, 1994
                                Re: $150,000,000  10-7/8% Senior Subordinated
                                Discount Notes Due 2004.(Filed as Exhibit 4(b) to the Company's Form 10-K filed with the SEC on March 28, 1994.)

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

                 10 (a) Letter Agreement, effective as of January 10, 2002 by and among Foothill Capital Corporation, the Company, FRI-MRD Corporation and certain of its subsidiaries. (Filed as Exhibit 99.1 to the Company's Form 8-K filed with the SEC on January 16, 2002.)

                 10 (b) Letter Agreement, effective as of March 13, 2002 by and among Foothill Capital Corporation, the Company, FRI-MRD Corporation and certain of its subsidiaries. (Filed as Exhibit 10 (ee) to the Company's Form 10-K filed with the SEC on April 1, 2002.)

                 10 (c) Letter Agreement, dated as of March 26, 2002 by and among the Company, FRI-MRD Corporation and MacKay Shields Financial Corporation. (Filed as Exhibit 10 (ff) to the Company's Form 10-K filed with the SEC on April 1, 2002.)

                 10 (d) Offering Memorandum and Disclosure Statement describing the Company and FRI-MRD Corporation's Chapter 11 Plan of Reorganization dated April 1, 2002 (including the Company and FRI-MRD Corporation's Chapter 11 Plan of Reorganization and all exhibits thereto, except for filings under the Securities Act of 1934). (Filed as
                                Exhibit 99.2 to the Company's Form 8-K filed with the SEC on April 9, 2002.)

                 10 (e) First Supplement, dated April 5, 2002, to Offering Memorandum and Disclosure Statement describing the Company and FRI-MRD Corporation's Chapter 11 Plan of Reorganization dated April 1, 2002. (Filed as Exhibit 99.3 to the Company's Form 8-K filed with the SEC on April 9, 2002.)

                 10 (f) Lock-up Agreement, dated as of April 1, 2002, by and among the Company and certain members of that certain informal group of holders of the Company's 9 3/4% Senior Notes due 2002 listed therein. (Filed as Exhibit 99.4 to the Company's Form 8-K filed with the SEC on April 9, 2002.)

         (b)     Reports on Form 8-K.

                  On January 16, 2002, the Company filed a report on Form 8-K announcing that it had entered into an extension of its forbearance agreement with Foothill Capital Corporation.

                  On February 8, 2002, the Company filed a report on Form 8-K announcing that FRI-MRD Corporation had terminated an agreement regarding the sale of the Hamburger Hamlet restaurant chain.

-----------------
* Filed herewith.

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

Date:  May 15, 2002