Form 10-Q
period 2002-06-30
PRANDIUM INC
filed 2002-08-14
CIK 813856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to

Commission file number 33-14051

Prandium, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0197361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Alton Parkway, Irvine, California 92606
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 863-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☒    No  ☐

As of August 9, 2002 the registrant had issued and outstanding 5,000,000 shares of common stock, $.01 par value per share.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

PRANDIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	June 30, 2002	December 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,058	$27,982
Restricted cash	10,661	12,992
Receivables, net	1,822	1,894
Inventories	1,679	1,887
Other current assets	5,019	5,139
Property held for sale	14,786	15,844

Total current assets	60,025	65,738
Property and equipment, net	91,472	96,926
Other assets, net	10,430	11,218

	$161,927	$173,882

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities:
Current portion of long-term debt, including capitalized lease obligations	$620	$234,271
Accounts payable	6,492	6,178
Current portion of self-insurance reserves	1,862	2,012
Other accrued liabilities	35,614	81,117
Income taxes payable	3,373	3,379

Total current liabilities	47,961	326,957
Self-insurance reserves	5,840	5,964
Other long-term liabilities	2,511	2,648
Long-term debt, including capitalized lease obligations, less current portion	902	967
Liabilities subject to compromise under reorganization proceedings	282,996	—

Total liabilities	340,210	336,536

Commitments and contingencies
Stockholders’ deficit:
Common stock—authorized 300,000,000 shares, par value $.01 per share, 180,380,513 shares issued and outstanding on June 30, 2002 and on December 30, 2001	1,804	1,804
Additional paid-in capital	222,353	222,353
Accumulated deficit	(402,440)	(386,811)

Total stockholders’ deficit	(178,283)	(162,654)

	$161,927	$173,882

See accompanying notes to condensed consolidated financial statements

PRANDIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)
(Unaudited)

	For the Quarters Ended
	June 30, 2002	July 1, 2001
Sales	$67,494	$74,528

Product costs	16,584	19,846
Payroll and related costs	23,660	26,509
Occupancy and other operating expenses	18,856	22,402
Depreciation and amortization	3,062	3,900
General and administrative expenses	4,094	5,842
Opening costs	—	57
Loss on disposition of properties, net	513	369
Provision for divestitures and write-down of long-lived assets	550	—
Restructuring costs	1,391	2,057

Total costs and expenses	68,710	80,982

Operating loss	(1,216)	(6,454)
Interest expense, net (contractual interest of $7,373 for 2002)	3,056	7,066

Loss before reorganization items and income tax provision	(4,272)	(13,520)
Reorganization items	492	—

Loss before income tax provision	(4,764)	(13,520)
Income tax provision	93	107

Net loss	$(4,857)	$(13,627)

Net loss per share—basic and diluted	$(0.03)	$(0.08)

Weighted average shares outstanding—basic and diluted	180,380,513	180,380,513

See accompanying notes to condensed consolidated financial statements

PRANDIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)
(Unaudited)

	For the Six Months Ended
	June 30, 2002	July 1, 2001
Sales	$135,389	$150,510

Product costs	33,850	40,307
Payroll and related costs	48,148	54,116
Occupancy and other operating expenses	37,778	44,790
Depreciation and amortization	6,085	8,077
General and administrative expenses	8,765	11,715
Opening costs	1	107
Loss on disposition of properties, net	654	771
Provision for divestitures and write-down of long-lived assets	2,757	189
Restructuring costs	1,772	2,553

Total costs and expenses	139,810	162,625

Operating loss	(4,421)	(12,115)
Interest expense, net (contractual interest of $14,846 for 2002)	10,529	13,712

Loss before reorganization items and income tax provision	(14,950)	(25,827)
Reorganization items	492	—

Loss before income tax provision	(15,442)	(25,827)
Income tax provision	187	213

Net loss	$(15,629)	$(26,040)

Net loss per share - basic and diluted	$(0.09)	$(0.14)

Weighted average shares outstanding - basic and diluted	180,380,513	180,380,513

See accompanying notes to condensed consolidated financial statements

PRANDIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2002	July 1, 2001
Cash flows from operating activities:
Cash received from customers, franchisees and licensees	$135,961	$151,197
Cash paid to suppliers and employees	(134,614)	(154,701)
Interest received (paid), net	(153)	406
Opening costs	(1)	(107)
Restructuring costs	(707)	(1,223)
Income taxes paid	(193)	(396)

Net cash provided by (used in) operating activities before reorganization items	293	(4,824)
Reorganization items	(276)	—

Net cash provided by (used in) operating activities	17	(4,824)

Cash flows from investing activities:
Proceeds from disposal of property and equipment	70	139
Proceeds from payments on notes receivable	—	348
Capital expenditures	(1,064)	(2,994)
Lease termination payments	(1,512)	(611)
Other divestment expenditures	(987)	(1,023)
Cash required for the El Torito Sale	(128)	(1,085)
Decrease (increase) in restricted cash, net	2,260	(9,568)
Other	126	(1,125)

Net cash used in investing activities	(1,235)	(15,919)

Cash flows from financing activities:
Payment of debt issuance costs	(175)	—
Reductions of long-term debt, including capitalized lease obligations	(531)	(634)

Net cash used in financing activities	(706)	(634)

Net decrease in cash and cash equivalents	(1,924)	(21,377)
Cash and cash equivalents at beginning of period	27,982	53,505

Cash and cash equivalents at end of period	$26,058	$32,128

Reconciliation of net loss to net cash provided by (used in) operating activities:
Net loss	$(15,629)	$(26,040)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,085	8,077
Amortization of debt issuance costs and deferred gain	6	183
Loss on disposition of properties	654	771
Provision for divestitures and write-down of long-lived assets	2,757	189
(Increase) decrease in receivables, inventories and other current assets	493	(202)
Increase in accounts payable, self-insurance reserves, other accrued liabilities and income taxes payable	5,651	12,198

Net cash provided by (used in) operating activities	$17	$(4,824)

See accompanying notes to condensed consolidated financial statements

PRANDIUM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Company.  Prandium, Inc. (“Prandium” and together with its subsidiaries, the “Company”), was incorporated in Delaware in 1986. The Company, through its subsidiaries, is primarily engaged in the operation of restaurants in the full-service and fast-casual segments. At June 30, 2002, the Company operated 176 restaurants in 21 states, approximately 66% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 8 restaurants outside the United States.

2.    Financial Statements.  The Condensed Consolidated Financial Statements in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Fiscal Year Ended December 30, 2001 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (the “Form 10-K”) for information with respect to the Company’s significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter and six months ended June 30, 2002 are not necessarily indicative of those for the full year.

3.    Basis of Presentation and Recapitalization Plan.  The Company’s condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As a result of the consummation of the Plan (as defined below), the Company has applied the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), in the June 30, 2002 condensed consolidated financial statements. The Prandium Notes and the Old FRI-MRD Notes (both as defined below) were in default at June 30, 2002. In accordance with SOP 90-7, those liabilities and obligations whose disposition was dependent upon the consummation of the Plan have been segregated and classified as “Liabilities subject to compromise under reorganization proceedings” in the condensed consolidated balance sheet at June 30, 2002. As a result of the consummation of the Plan on July 2, 2002 (as discussed below), it is expected that the Company will apply the “fresh start reporting” provisions of SOP 90-7 commencing with the quarter ending September 29, 2002.

Financial Restructuring and Reorganization

On May 6, 2002, following receipt of sufficient votes from their debtholders approving a pre-packaged Chapter 11 plan of reorganization (the “Plan”), Prandium and its subsidiary, FRI-MRD Corporation (“FRI-MRD”), each filed cases (together, the “Reorganization Case”) seeking confirmation of the Plan in the United States Bankruptcy Court for the Central District of California, Santa Ana division (the “Bankruptcy Court”). The Reorganization Case was entitled In re Prandium, Inc. and FRI-MRD Corporation, Case No. SA-02-13529 (RA) (Jointly Administered). The Bankruptcy Court subsequently confirmed the Plan on June 20, 2002. The effective date of the Plan (the “Closing”) was July 2, 2002 when all material conditions to the Plan, including the signing of a new secured credit facility (the “New Credit Facility”) with Foothill Capital Corporation (“Foothill”), were completed.

Under the Plan, the FRI-MRD 14% Senior Secured Discount Notes (the “14% FRI-MRD Notes”) were exchanged at a discount for cash, and the FRI-MRD 15% Senior Discount Notes (the “15% FRI-MRD Notes” and together with the 14% FRI-MRD Notes, the “Old FRI-MRD Notes”) were exchanged at a discount for a combination of cash and new FRI-MRD 12% Senior Secured Notes (the “New Notes”) having substantially similar terms as the 15% FRI-MRD Notes except that the New Notes (i) mature on January 31, 2005, (ii) have an interest rate of 12%, (iii) include capital expenditure restrictions on the 14 location Hamburger Hamlet restaurant chain (the “Hamburger Hamlet Chain”), (iv) require that free cash flow generated by the Hamburger Hamlet Chain prior to a sale of the restaurants, and the proceeds of any sale of the Hamburger Hamlet Chain, be applied to prepay the New Notes and (v) contain additional limitations on indebtedness and capital expenditures. In addition, while no cash interest payments are required on the New Notes, prepayments are encouraged by an extra reduction in principal of up to 33.33% of the prepaid amount, depending on how quickly the prepayment is made.

Also under the Plan, Prandium’s 9 3/4% Senior Notes (the “9 3/4% Prandium Notes”) were cancelled in exchange for all 5,000,000 shares of the new common stock of Prandium, and stock options to purchase an additional 444,445 shares at an exercise price of $1.90 per share were granted to certain members of management. Prandium’s 10 7/8% Senior Subordinated Discount Notes (the “10 7/8% Prandium Notes” and together with the 9 3/4% Prandium Notes, the “Prandium Notes”) were cancelled without receiving any consideration. The old common stock of Prandium was also cancelled without receiving any consideration.

In accordance with the Plan, at the Closing, the Company, among other things, entered into a note agreement (the “New Note Agreement”) governing the New Notes, revised Prandium’s charter and bylaws and the charter of FRI-MRD, entered into the New Credit Facility with Foothill to replace the old secured credit facility (the “Old Credit Facility”) with Foothill and designated four members of Prandium’s five-member board of directors. The Plan also provides that the investment representative of certain of the holders of the New Notes (the “Representative”) has the initial right to designate one individual to the currently vacant position on the board of directors of Prandium. The Representative’s right to nominate one individual for election to the board of directors continues until the New Notes are paid in full pursuant to the Plan and a nominating agreement entered into with Prandium and certain of Prandium’s common stockholders. As of August 9, 2002, the Representative had not yet designated a director.

The Plan did not involve any of Prandium’s or FRI-MRD’s operating subsidiaries. The claims of employees, general unsecured creditors (other than noteholders) and secured creditors, other than holders of the 14% FRI-MRD Notes, were not impaired under the Plan.

4.    Sale of Hamburger Hamlet Restaurants.  On May 10, 2002, the Company entered into an agreement (the “Hamlet Agreement”) to sell the Hamburger Hamlet Chain. On August 9, 2002, the Hamlet Agreement was terminated in accordance with its terms. The purchaser under the Hamlet Agreement has denied the effectiveness of the Company’s termination notice. Since a sale of the Hamburger Hamlet Chain is contemplated by the Company’s capital restructuring strategy, the Company will continue to explore and develop opportunities to sell the Hamburger Hamlet Chain. As called for in the New Note Agreement which was entered into in accordance with the Reorganization Case, the proceeds of a sale will be used to prepay the New Notes in accordance with the terms of the New Note Agreement. Prior to a sale of the Hamburger Hamlet Chain, the New Note Agreement requires that the excess cash flow generated by the Hamburger Hamlet Chain be used to prepay the New Notes. There can be no assurance that a sale will be successfully completed. A prior agreement to sell the Hamburger Hamlet Chain to a different party was entered into on October 23, 2001 and terminated on February 6, 2002 in accordance with its terms.

The assets and liabilities of the Hamburger Hamlet Chain have been written down to their estimated net realizable value of $14,786,000 and classified as property held for sale in the accompanying condensed consolidated balance sheet. This amount reflects an additional write-down of $1,058,000 recorded in the quarter ended March 31, 2002 to recognize the terms of the Hamlet Agreement. During the second quarter of 2002, the Company recorded an additional provision for divestitures of $467,000 related to the sale of the Hamburger Hamlet Chain.

The Hamburger Hamlet Chain generated sales of $15,713,000 and $16,588,000 for the six months ended June 30, 2002 and July 1, 2001, respectively, and related operating income of $1,590,000 and $1,951,000 for the same periods, respectively. Such operating income includes charges for allocated general and administrative expenses of $345,000 and $386,000 for the six months ended June 30, 2002 and July 1, 2001, respectively.

5.    Strategic Divestment Programs.  During the fiscal years 1999, 2000 and 2001, the Company designated three, ten and four non-strategic Koo Koo Roo restaurants for divestment (the “KKR Strategic Divestment Program”), respectively. In conjunction with the KKR Strategic Divestment Program, for such periods, the Company recorded provisions for divestitures of $904,000, $4,510,000 and $814,000, respectively. On a cumulative basis, these provisions consisted of (i) $3,429,000 for the write-down to net realizable value of the property and equipment associated with such restaurants and (ii) $2,799,000 for costs associated with lease terminations, subsidized leases, brokerage fees and other divestment costs. During 2001, the Company also recorded a provision for severance costs of $189,000 associated with certain restaurant managers in connection with the restaurants to be divested. During 2000, two of the restaurants designated in 1999 were subleased and a third restaurant’s lease was terminated. Of the ten restaurants designated in 2000, nine were divested or closed during 2001, and one was closed during the first quarter of 2002. Of the four restaurants designated in 2001, one was divested in the fourth quarter of 2001, and three were divested or closed during the first quarter of 2002. For the years ended December 30, 2001, December 31, 2000 and December 26, 1999, the Company paid (i) $138,000, $0 and $0, respectively, for severance costs associated with certain restaurant and regional managers who were terminated in connection with the restaurants divested and (ii) $947,000, $135,000 and $0, respectively, for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. During the first six months of 2002, the Company paid $46,000 for severance costs and $211,000 for lease terminations. During the first six months of 2002, restaurants still in operation under the KKR Strategic Divestment Program had sales of $352,000 and restaurant- level operating losses of $232,000.

In the fourth quarter of 1998, 48 non-strategic Chi-Chi’s restaurants were designated for divestment (the “CC Strategic Divestment Program”). In conjunction with the CC Strategic Divestment Program, the Company recorded a provision for divestitures of $22,884,000, including divestment reserves of $12,256,000. During the fourth quarter of 1999, the Company determined that it would not be able to satisfactorily negotiate lease terminations or subleases for 20 operating restaurants of the 48 Chi-Chi’s restaurants designated for divestment. As a result, these 20 restaurants were removed from the CC Strategic Divestment Program, and $1,048,000 previously recorded in conjunction with the provision for divestitures was reversed during the fourth quarter of 1999. After this reversal, the eight restaurants remaining in the CC Strategic Divestment Program were divested during 2000. In the fourth quarter of 2001, sixteen additional Chi-Chi’s restaurants were designated for divestment. The Company recorded a provision for divestitures of $2,736,000. This provision consisted of (i) $2,386,000 for the write-down to net realizable value of the property and equipment associated with such restaurants and (ii) $350,000 for costs associated with lease terminations, subsidized leases, brokerage fees and other divestment costs. In December 2001, the Company recorded an additional provision for divestitures of $2,029,000 for costs associated with lease terminations, subsidized leases, brokerage fees and other divestment costs. For the years ended December 30, 2001, December 31, 2000 and December 26, 1999, the Company paid (i) $33,000, $225,000 and $287,000, respectively, for severance costs associated with certain restaurant and regional managers who were terminated in connection with the restaurants divested and (ii) $1,681,000, $2,124,000 and $1,913,000, respectively, for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs. During the first quarter of 2002, the Company recorded an additional provision of $695,000. The provision consisted of (i) $250,000 for the write-off of a liquor license and (ii) $445,000 for lease terminations and other divestment costs. During the second quarter of 2002, the Company recorded a provision of $82,000 for lease terminations, other divestment costs and the write-down of property and equipment to net realizable value. During the first six months of 2002, the Company paid $100,000 for severance costs and $1,079,000 for lease terminations. During the first six months of 2002, restaurants still in operation under the CC Strategic Divestment Program had sales of $6,603,000 and restaurant-level operating losses of $1,018,000.

In the second quarter of 2001, the Company announced an organizational restructuring that resulted in the elimination of approximately 40 positions in the Company’s support center. The Company recorded a provision of $1,607,000 for severance and outplacement services and the amount was included in restructuring costs on the 2001 consolidated statements of operations. For the year ended December 30, 2001, a total of $1,521,000 was paid for severance and outplacement services. During the first six months of 2002, the Company paid $17,000 for outplacement services.

6.    Segment Information.  The Company operates exclusively in the food-service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company. The Company’s reportable segments are based on restaurant operating divisions. The Koo Koo Roo Division includes the operations of Koo Koo Roo and Hamburger Hamlet restaurants. Operating income (loss) includes the operating results before interest. The corporate component of sales, depreciation and amortization and operating income (loss) represents operating results of certain other restaurants, as well as corporate general and administrative expenses. Corporate assets include corporate cash, restricted cash, investments, receivables, asset portions of financing instruments and certain other restaurants.

	For the Quarters Ended		For the Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
	(Unaudited)
	($ in thousands)
Sales
Chi-Chi’s Division	$49,288	$52,602	$98,503	$106,059
Koo Koo Roo Division	17,489	20,642	35,371	41,868
Corporate	717	1,284	1,515	2,583

Total Sales	$67,494	$74,528	$135,389	$150,510

Depreciation and Amortization
Chi-Chi’s Division	$2,203	$2,638	4,377	$5,412
Koo Koo Roo Division	598	949	1,202	2,003
Corporate	261	313	506	662

Total Depreciation and Amortization	$3,062	$3,900	$6,085	$8,077

Operating Income (Loss)
Chi-Chi’s Division	$374	$(2,280)	$(586)	$(4,817)
Koo Koo Roo Division	118	(730)	(1,219)	(1,763)
Corporate	(1,708)	(3,444)	(2,616)	(5,535)

Total Operating Loss	$(1,216)	$(6,454)	$(4,421)	$(12,115)

Interest Expense, net
Chi-Chi’s Division	$161	$100	$344	$206
Koo Koo Roo Division	59	47	120	89
Corporate	2,836	6,919	10,065	13,417

Total Interest Expense, net	$3,056	$7,066	$10,529	$13,712

Capital Expenditures
Chi-Chi’s Division	$531	$624	$883	$1,202
Koo Koo Roo Division	108	621	122	1,588
Corporate	20	36	59	204

Total Capital Expenditures	$659	$1,281	$1,064	$2,994

			June 30, 2002	December 30, 2001
			(Unaudited)
			($ in thousands)
Total Assets
Chi-Chi’s Division			$87,460	$90,784
Koo Koo Roo Division			30,628	43,028
Corporate			43,839	40,070

Total Assets			$161,927	$173,882

7.    Subsequent Event.   The State of Delaware sent the Company a notice dated July 29, 2002 that it intends to select the Company for audit of the Company’s compliance with Delaware’s escheat (unclaimed property) laws in the near future unless the Company voluntarily files annual abandoned property reports for the years 1990 through 2000 prior to the beginning of October 2002. If the Company does not file the reports for the ten year period, Delaware has told the Company that it intends to audit a twenty year period, pursuant to current Delaware law and that the Company will be liable for interest and penalties on any amount of unreported property found during the audit. Escheat laws cover a wide scope of situations and property types and have certain statutes of limitations. At this time the Company has not determined whether or not it will file any annual abandoned property reports. In addition, the Company is unable to estimate any liability that may result from filing the annual abandoned property reports or from the potential audit.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information and statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties that could cause actual results of the Company or the restaurant industry to differ materially from expected results expressed or implied by such forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a restaurant company operating in a competitive environment, factors that could significantly impact expected results include:

•	the ability of the Company to sell the Hamburger Hamlet Chain on acceptable terms;

•	the continuing development of successful marketing strategies for each of the Company’s concepts;

•	the effect of national and regional economic conditions;

•	the availability of adequate working capital;

•
the ability of the Company to generate sufficient operating cash flow or cash flow from other sources to meet its obligations on a timely basis and to comply with the terms of its new financing agreements;

•	competitive products and pricing;

•	changes in legislation;

•	demographic changes;

•	the ability to attract and retain qualified personnel;

•	changes in business strategy or development or divestment plans;

•	business disruptions;

•	changes in consumer preferences, tastes and eating habits;

•	increases in food and labor costs; and

•	increases in utility costs and the impact of potential utility interruptions.

The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Form 10-K.

Critical Accounting Policies

The Company’s financial condition and results of operations are necessarily impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of the Company, and require estimates or other judgments of matters inherently uncertain. Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the condensed consolidated financial statements.

1.  Impairment of Long-Lived Assets.    The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying amounts may not be recoverable. Assets subject to this review, and for which impairments have been recorded in 2002 or prior years, include property, plant and equipment and costs in excess of net assets of business acquired.

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

2.  Insurance Reserves.    Insurance liabilities and reserves are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for claims that have not yet been reported. These estimates rely on actuarial calculations of ultimate loss experience for similar historical events and an estimate of incurred but not reported claims. The Company’s insurance reserves totaled $7,702,000 at June 30, 2002. Management continually evaluates the potential for changes in loss estimates, both positive and negative, and uses the results of these evaluations to adjust recorded provisions and reserves.

3.  Divestment Reserves.    The Company makes decisions to close restaurants based on their cash flows and anticipated future profitability. Losses on disposition of properties are recognized when a commitment to divest a restaurant property is made by the Company and include estimated carrying costs through the expected disposal date. These divestment charges represent a liability for the net present value of any remaining lease obligations, including executory costs, after the expected closure dates, net of estimated sublease income, if any. These estimates of future costs often require significant judgments and estimates by management and could be materially affected by factors such as the Company’s ability to secure subleases and the Company’s success at negotiating early termination agreements with lessors. While management believes the current estimates of future liabilities are adequate, it is possible that future events could require the Company to make significant adjustments for revisions to these estimates.

As used herein, “comparable restaurants” means restaurants operated by the Company for at least eighteen months and that continued in operation through the end of the second quarter of 2002.

Liquidity and Capital Resources

A.  Liquidity

Cash needs are being funded by available cash balances and cash provided by operating activities and can be supplemented by borrowings under the New Credit Facility (currently limited to $1.0 million of cash borrowings). As described below, the Company filed a Reorganization Case to confirm the Plan with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court on June 20, 2002 and consummated on July 2, 2002. The Company’s continuing viability will be dependent upon its ability to generate sufficient operating cash flow or cash flow from other sources to meet its obligations on a timely basis and to comply with the terms of its new financing agreements or to be able to renegotiate such obligations and terms.

Statement of Cash Flows.    For the six months ended June 30, 2002, net cash provided by operating activities was $17,000 compared to $4.8 million used in operating activities for the same period in 2001. This change was primarily due to the $4.9 million increase in cash received from customers, franchisees and licensees net of cash paid to suppliers and employers. For the first six months of 2002, net cash used in investing activities was $1.2 million compared to $15.9 million used in investing activities for the same period in 2001. This change was primarily due to a $1.9 million decrease in capital expenditures and an $11.8 million change in restricted cash activity (net cash collateral increase of $9.6 million in 2001 and net escrow release of $2.3 million in 2002). For the first six months of 2002, net cash used in financing activities was $706,000 compared to $634,000 used in financing activities for the same period in 2001.

EBITDA.    For the first six months of 2002, the Company reported EBITDA (defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, provision for divestitures and write-down of long-lived assets, restructuring costs, reorganization items, interest, taxes, depreciation and amortization) of $6.8 million, compared to $(418,000) in the same period of 2001. The $7.3 million increase was primarily composed of (i) a $4.2 million increase in the EBITDA attributable to the Chi-Chi’s restaurants; (ii) a $1.4 million increase in the EBITDA attributable to the Koo Koo Roo restaurants; (iii) a $361,000 decrease in the EBITDA attributable to the Hamburger Hamlet Chain; and (iv) $2.1 million of previously unallocated general and administrative expenses which have been eliminated.

The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer’s historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

Working Capital Deficiency.    The Company normally operates with a working capital deficiency because:

•	restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable;

•	rapid turnover allows a limited investment in inventories; and

•	cash from sales is applied to the payment of related accounts payable for food, beverages and supplies which are generally purchased on trade credit terms.

The Company had working capital of $12.1 million on June 30, 2002. This amount includes property held for sale of approximately $14.8 million.

The following represents a list of the Company’s contractual obligations and commitments, giving effect to the consummation of the Plan and the issuance of the New Notes discussed below ($ in thousands):

	Payments Due by Period
		Remaining Six Months	Years Ending December
	Total	2002	2003	2004	2005	2006	2007	Thereafter
Long-term debt, including capitalized lease obligations	$80,231	$382	$429	$242	$78,914	$142	$122	$—
Operating leases	121,819	12,860	23,694	20,188	17,481	12,012	10,261	25,323

Total contractual cash obligations	$202,050	$13,242	$24,123	$20,430	$96,395	$12,154	$10,383	$25,323

Debt Restructuring.

1.  Reorganization Plan.    On May 6, 2002, following receipt of sufficient votes from their debtholders approving the Plan, Prandium and FRI-MRD each filed a Reorganization Case seeking confirmation of the Plan with the Bankruptcy Court. The Bankruptcy Court subsequently confirmed the Plan on June 20, 2002. The effective date of the Plan was July 2, 2002 when all material conditions to the Plan, including the signing of the New Credit Facility with Foothill, were completed.

Under the Plan, the 14% FRI-MRD Notes were exchanged at a discount for cash, and the 15% FRI-MRD Notes were exchanged at a discount for a combination of cash and New Notes having substantially similar terms as the 15% FRI-MRD Notes except that the replacement notes (i) mature on January 31, 2005, (ii) have an interest rate of 12%, (iii) include capital expenditure restrictions on the Hamburger Hamlet Chain, (iv) require that free cash flow generated by the Hamburger Hamlet Chain prior to a sale of the restaurants, and the proceeds of any Hamburger Hamlet sale, be applied to prepay the New Notes and (v) contain additional limitations on indebtedness and capital expenditures. In addition, while no cash interest payments will be required on the New Notes, prepayments are encouraged by an extra reduction in principal of up to 33.33% of the prepaid amount, depending on how quickly the prepayment is made.

Also under the Plan, the 9 3/4% Prandium Notes were cancelled in exchange for all 5,000,000 shares of the new common stock of Prandium, and stock options to purchase an additional 444,445 shares at an exercise price of $1.90 per share were granted to certain members of management. The 10 7/8% Prandium Notes were cancelled without receiving any consideration. The old common stock of Prandium was also cancelled without receiving any consideration.

In accordance with the Plan, at the Closing, the Company, among other things, entered into the New Note Agreement, revised Prandium’s charter and bylaws and the charter of FRI-MRD, entered into the New Credit Facility with Foothill to replace the Old Credit Facility with Foothill, and designated four of Prandium’s five-member board of directors. The Plan also provides that the Representative has the initial right to designate one individual to the currently vacant position on the board of directors of Prandium. The Representative’s right to nominate one individual for election to the board of directors continues until the New Notes are paid in full pursuant to the Plan and a nominating agreement entered into with Prandium and certain of Prandium’s common stockholders. As of August 9, 2002, the Representative had not yet designated a director.

The Plan did not involve any of Prandium’s or FRI-MRD’s operating subsidiaries. The claims of employees, general unsecured creditors (other than noteholders) and secured creditors, other than holders of the 14% FRI-MRD Notes, were not impaired under the Plan.

2.  Credit Facility.    On January 10, 1997, the Company entered into the Old Credit Facility which provided for a five-year, $35 million credit facility for the ongoing working capital needs of the Company. As a result of the 1998 merger with Koo Koo Roo, Inc., the Company increased the Old Credit Facility to $55 million. In connection with the sale of the Company’s El Torito restaurant division to Acapulco Acquisition Corp. on June 28, 2000 (the “El Torito Sale”), (i) the Company used a portion of the cash proceeds from the sale to repay $25.9 million outstanding under the Old Credit Facility and (ii) the Old Credit Facility was amended and restated to adjust all restrictive covenants to reflect the El Torito Sale and reduce the credit facility to a maximum of $20 million (subject to certain limitations) of letters of credit and revolving cash borrowings.

The Company was not in compliance with certain financial ratios at June 30, 2002, March 31, 2002, December 30, 2001, September 30, 2001, July l, 2001, April 1, 2001 and December 31, 2000. In addition, the vesting of the holders of the Old FRI-MRD Notes’ right to accelerate the debt caused an “Event of Default” to occur under the provisions of the Old Credit Facility. The Company notified Foothill of all such Events of Default. Beginning on March 29, 2001, Prandium, FRI-MRD, Chi-Chi’s and certain other subsidiaries of FRI-MRD entered into a series of letter agreements with Foothill, that among other things, acknowledged that certain specified events of default had occurred and provided for certain forbearance periods during the Company’s efforts to consummate the Plan.

On July 2, 2002, the Company entered into the four-year New Credit Facility to provide for the ongoing working capital needs of the Company. The New Credit Facility replaces the Old Credit Facility and provides for up to $4 million in revolving cash borrowings and up to $15 million in letters of credit (less the outstanding amount of revolving cash balances). There is a $3 million reserve against both the revolving cash borrowings and letter of credit limits which will be released in $1 million increments at each of the 90, 180, and 270 day anniversaries of the effective date of the facility. The New Credit Facility is secured by substantially all of the real and personal property of the Company and contains customary restrictive covenants, including the maintenance of certain financial ratios. Among other things, the covenants restrict the Company’s ability to incur debt, pay dividends on or redeem capital stock, make certain types of investments, make dispositions of assets and engage in mergers and consolidations. In addition, a change in ownership of 30% or more of the Company’s common stock, with certain permitted exceptions, in one person or group after the effective date of the facility, is prohibited.

Approximately $9.4 million of letters of credit were outstanding under the Old Credit Facility as of June 30, 2002, and approximately $10.0 million of letters of credit were outstanding under the New Credit Facility as of August 9, 2002. Such outstanding letters of credit, in large part, provide security for future amounts payable under the Company’s workers’ compensation insurance program and under Mr. Kevin S. Relyea’s employment agreement. No working capital borrowings were outstanding under the Old Credit Facility as of June 30, 2002 or under the New Credit Facility as of August 9, 2002.

3.  FRI-MRD and Prandium Notes.    As described above, prior to the consummation of the Plan, Prandium was in default under the Prandium Notes and FRI-MRD was in default under the Old FRI-MRD Notes. Under the Plan, the 14% FRI-MRD Notes were exchanged at a discount for cash, and the 15% FRI-MRD Notes were exchanged at a discount for a combination of cash and New Notes. Also under the Plan, the 9 3/4% Prandium Notes were cancelled in exchange for all 5,000,000 shares of the new common stock of Prandium, and the 10 7/8% Prandium Notes were cancelled without receiving any consideration.

The New Notes, among other things, (i) mature on January 31, 2005, (ii) have an interest rate of 12%, (iii) include capital expenditure restrictions on the Hamburger Hamlet Chain, (iv) require that free cash flow generated by the Hamburger Hamlet Chain prior to a sale of the restaurants, and the proceeds of any sale of the Hamburger Hamlet Chain, be applied to prepay the New Notes and (v) contain additional limitations on indebtedness and capital expenditures. In addition, while no cash interest payments are required on the New Notes, prepayments are encouraged by an extra reduction in principal of up to 33.33% of the prepaid amount, depending on how quickly the prepayment is made.

4.  Other.    On May 10, 2002, the Company entered into the Hamlet Agreement to sell the Hamburger Hamlet Chain. On August 9, 2002, the Hamlet Agreement was terminated in accordance with its terms. The purchaser under the Hamlet Agreement has denied the effectiveness of the Company’s termination notice. Since a sale of the Hamburger Hamlet Chain is contemplated by the Company’s capital restructuring strategy, the Company will continue to explore and develop opportunities to sell the Hamburger Hamlet Chain. As called for in the New Note Agreement which was entered into in accordance with the Reorganization Case, the proceeds of a sale will be used to prepay the New Notes in accordance with the terms of the New Note Agreement. Prior to a sale of the Hamburger Hamlet Chain, the New Note Agreement requires that the excess cash flow generated by the Hamburger Hamlet Chain be used to prepay the New Notes. There can be no assurance that a sale will be successfully completed. A prior agreement to sell the Hamburger Hamlet Chain to a different party was entered into on October 23, 2001 and terminated on February 6, 2002 in accordance with its terms.

5.  Unclaimed Property.    The State of Delaware sent the Company a notice dated July 29, 2002 that it intends to select the Company for audit of the Company’s compliance with Delaware’s escheat (unclaimed property) laws in the near future unless the Company voluntarily files annual abandoned property reports for the years 1990 through 2000 prior to the beginning of October 2002. If the Company does not file the reports for the ten year period, Delaware has told the Company that it intends to audit a twenty year period, pursuant to current Delaware law and that the Company will be liable for interest and penalties on any amount of unreported property found during the audit. Escheat laws cover a wide scope of situations and property types and have certain statutes of limitations. At this time the Company has not determined whether or not it will file any annual abandoned property reports. In addition, the Company is unable to estimate any liability that may result from filing the annual abandoned property reports or from the potential audit.

B.  Capital Expenditures

Net cash used in investing activities was $1.2 million for the first six months of 2002, including $1.1 million used for capital expenditures, as compared to net cash used in investing activities of $15.9 million for the same period in 2001. The change in net cash used in investing activities for the first six months of 2002 was primarily due to a $1.9 million decrease in capital expenditures and an $11.8 million change in restricted cash activity.

Capital expenditures of up to approximately $4.3 million have now been identified for fiscal 2002, primarily related to maintaining existing open and operating restaurants. Actual capital expenditures for fiscal 2002 will be dependent on restrictions under the Company’s debt instruments and the availability of the required funds.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, “Business Combinations” (“SFAS 141”), and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria for intangible assets acquired in a purchase method business combination to meet in order to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

The Company was required to adopt the provisions of SFAS 141 effective July 1, 2001 and the provisions of SFAS 142 effective January 1, 2002. As a result of the anticipated sale of the Hamburger Hamlet Chain and the classification of the net realizable value of Hamburger Hamlet’s assets and liabilities as property held for sale, the Company no longer had goodwill or intangible assets to analyze in connection with the adoption of SFAS 142, accordingly, the adoption of this statement did not have a material impact on the Company’s condensed consolidated financial statements. Excess reorganization value, if any, resulting from the Company’s reorganization would fall under the scope of SFAS 142. The Company is currently unable to determine the impact on the consolidated financial statements of any such excess reorganization value.

The FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), in September 2001. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management does not believe that the adoption of this standard will have any impact on the Company’s financial position, results of operations or liquidity.

The FASB issued SFAS 144 in October 2001. SFAS 144 is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and effectively supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The Company was

required to adopt the provisions of SFAS 144 effective January 1, 2002. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, “Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the requirements to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. Management believes the only impact of adopting SFAS 145 will be the classification of gains related to extinguishment of indebtedness in the Reorganization Case as non-extraordinary items.

In July 2002, the FASB issued Statement No.146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activities. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS 146 are required to be applied prospectively after the adoption date, management cannot determine the potential effects that adoption of SFAS 146 will have on the Company’s consolidated financial statements.

Results of Operations

The Company’s total sales of $67,494,000 for the second quarter of 2002 decreased by $7,034,000 or 9.4% as compared to the same period in 2001. For the first six months of 2002, total Company sales of $135,389,000 decreased by $15,121,000 or 10.0% as compared to the same period in 2001. These decreases were the result of (i) sales decreases attributable to the 28 restaurants sold or closed during the period beginning January 1, 2001 and ending June 30, 2002 and (ii) declines in comparable restaurant sales for Chi-Chi’s, Koo Koo Roo and Hamburger Hamlet for both the second quarter and first six months of 2002, partially offset by an increase in new restaurant sales for Koo Koo Roo for the first six months of 2002. The breakdown of the sales decreases for the second quarter and first six months of 2002 is shown in the following table.

	Change in Second Quarter 2002 Sales	Change in First Six Months 2002 Sales
	($ in thousands)
Decrease in Sales from Restaurants Sold or Closed	$(3,921)	$(7,639)
Decrease in Sales of Comparable Restaurants	(3,052)	(7,673)
Sales from New Restaurant	(61)	191

Total	$(7,034)	$(15,121)

Overall, sales for comparable restaurants were $66,432,000 for the second quarter of 2002, a $3,052,000 or 4.4% decline from the same period in 2001. For the first six months of 2002, sales of comparable restaurants of $131,969,000 decreased by $7,673,000 or 5.5% as compared to the same period in 2001. As shown in the following table, these declines resulted from decreased sales in comparable Chi-Chi’s, Koo Koo Roo and Hamburger Hamlet restaurants for both the second quarter and first six months of 2002.

	Change in Second Quarter 2002 Sales		Change in First Six Months 2002 Sales
	Amount	Percent	Amount	Percent
	($ in thousands)
Comparable Chi-Chi’s	$(1,745)	(3.4)%	$(4,840)	(4.7)%
Comparable Koo Koo Roo	(896)	(8.7)	(1,958)	(9.4)
Comparable Hamburger Hamlet	(411)	(5.0)	(875)	(5.3)

Total	$(3,052)	(4.4)%	$(7,673)	(5.5)%

Sales for comparable Chi-Chi’s restaurants declined 3.4% in the second quarter of 2002 compared to the same period in 2001. During the second quarter, Chi-Chi’s introduced the Salsafication Guarantee that promises guests that they will be totally satisfied or their meal is free. Additionally, Chi-Chi’s introduced a new menu section, Southwest Grill, that featured all grilled items with an emphasis on fajitas that are flamed at the table. Both introductions were supported by a combination of print and broadcast media. Sales for Cinco de Mayo in 2002 were unfavorable compared to sales for the same holiday for 2001 because the holiday fell on Sunday (traditionally, people are less likely to celebrate extensively on a Sunday) in 2002 versus on a Saturday in 2001. In addition, unusually cold weather in some markets reduced participation in outside celebrations for Cinco de Mayo in 2002.

Koo Koo Roo introduced and promoted three additional bowl offerings during this period, the Chicken Tostada Bowl, the Spicy Ginger Garlic Chicken Bowl and the Firecracker Chicken Bowl. Even though sales of these items doubled sales of the bowl menu category, during the second quarter of 2002, sales for comparable Koo Koo Roo restaurants were 8.7% lower than the same period in 2001.

Second quarter 2002 comparable sales for Hamburger Hamlet were 5.0% lower than the second quarter of 2001. From a marketing perspective, the Spring 2002 “Hamlet at Night” menu which was introduced in March 2002 carried over into the second quarter of 2002. In addition, a coupon program was offered during the second quarter of 2002 which included offers of $10 off $30 or $5 off $20 purchases.

As noted above, sales for comparable restaurants have declined in 2002 as compared to 2001 for each of the Company’s restaurant concepts. In spite of this issue, the Company has reported an improvement in operating loss and EBITDA (as defined) during the first six months of 2002 due to various reductions in costs which are described in the following paragraphs. If sales for comparable restaurants don’t improve in the future, cost reductions may not be available to continue to offset the impact of declining sales, and a reduction in operating cash flow could result. This could cause a risk to the Company’s ability to comply with the terms of its financing agreements.

Product costs of $16,584,000 for the second quarter of 2002 decreased $3,262,000 or 16.4% as compared to the same period in 2001. For the first six months of 2002, product costs of $33,850,000 decreased by $6,457,000 or 16.0% as compared to the same period in 2001. Product costs as a percentage of sales for the second quarter of 2002 decreased 2.0 percentage points from 26.6% in 2001 to 24.6% in 2002. For the first six months of 2002, product costs as a percentage of sales decreased 1.8 percentage points from 26.8% in 2001 to 25.0% in 2002. The product costs decreases as a percentage of sales were related to improved waste management in the restaurants and favorable produce and poultry prices with declines from closed restaurants also contributing to the overall cost declines.

Payroll and related costs of $23,660,000 decreased $2,849,000 or 10.7% for the second quarter of 2002 as compared to the second quarter of 2001. For the first six months of 2002, payroll and related costs of $48,148,000 decreased $5,968,000 or 11.0% as compared to the same period in 2001. As a percentage of sales, payroll and related costs were 35.1% in the second quarter of 2002, 0.5 percentage point lower than the same period in 2001. For the first six months of 2002, payroll and related costs were 35.6% of sales, 0.4 percentage point lower than the same period in 2001. The payroll and related costs decreases as a percentage of sales were the result of improved scheduling efficiencies in the restaurants with declines from closed restaurants also contributing to the overall cost declines.

The Company is subject to Federal and state laws governing matters such as minimum wages, overtime and other working conditions. Approximately half of the Company’s employees are paid at rates related to the minimum wage. Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company’s labor costs. This is especially true in California, where there is no tip credit. In October 2000, the California Industrial Welfare Commission voted to increase the state’s minimum wage by 50¢ to $6.25 on January 1, 2001 and another 50¢ increase to $6.75 on January 1, 2002. No increases to the $5.15 Federal minimum wage are currently scheduled for 2002. In response to previous minimum wage increases, the Company has implemented various menu price increases. Each of the Company’s concepts raised prices in early 2001 and again in the second quarter of 2002.

Occupancy and other operating expenses were $18,856,000 for the second quarter of 2002, $3,546,000 or 15.8% lower than the same period in 2001. For the first six months of 2002, occupancy and other operating expenses of $37,778,000 decreased by $7,012,000 or 15.7% as compared to the same period in 2001. As a percentage of sales, occupancy and other operating expenses were 27.9% in the second quarter of 2002, 2.2 percentage points lower than the same period in 2001. For the first six months of 2002, occupancy and other operating expenses were 27.9% as a percentage of sales, 1.9 percentage points lower than the same period in 2001. The primary reasons for the decreased percentage of sales were reduced advertising expenses in Chi-Chi’s and Koo Koo Roo and lower utilities expense, particularly natural gas for Chi-Chi’s. The remainder of the decrease in occupancy and other operating expenses was related to closed restaurants.

Depreciation and amortization of $3,062,000 for the second quarter of 2002 decreased by $838,000 or 21.5% as compared to the same period in 2001. For the first six months of 2002, depreciation and amortization of $6,085,000 decreased by $1,992,000 or 24.7% as compared to the same period in 2001. These decreases were due to the impact of restaurants sold or closed since the beginning of 2001 and the reduced depreciable basis from the reclassification of assets from property and equipment to assets held for sale and the impairment write-down of certain long-lived assets.

General and administrative expenses for the second quarter of 2002 were $4,094,000, $1,748,000 or 29.9% lower than the same period in 2001. For the first six months of 2002, general and administrative expenses were $8,765,000, $2,950,000 or 25.2% lower than the first six months of 2001. As a percentage of sales, general and administrative expenses were 6.1% in the second quarter of 2002, 1.7 percentage points lower than the same period in 2001 and 6.5% in the first six months of 2002, 1.3 percentage points lower than the first six months of 2001. Structural reductions in the Company’s support center implemented in 2001 generated approximately $1.0 million of savings in the second quarter of 2002 and $2.1 million of savings in the first six months of 2002. Additional cost savings measures have been introduced in 2002 and were responsible for the remainder of the year-over-year improvement.

Opening costs are incurred in connection with the opening or remodeling of a restaurant and are principally related to stocking the restaurant and training its staff. There were no opening costs in the second quarter of 2002 and only $1,000 in the first six months of 2002 as no new restaurants or remodels were opened in 2002. Opening costs for the second quarter and first six months of 2001 were $57,000 and $107,000, respectively.

The Company reported a loss on disposition of properties of $513,000 in the second quarter of 2002 as compared to a loss of $369,000 for the second quarter of 2001. For the first six months of 2002, the Company reported a loss on disposition of properties of $654,000 as compared to a loss on disposition of properties of $771,000 for the same period in 2001.

In the second quarter and first six months of 2002, the Company recorded provisions for divestitures and write-down of long-lived assets of $550,000 and $2,757,000, respectively. In 2001, the Company recorded a provision for divestitures of $189,000. The provisions for divestitures in 2002 were primarily composed of (i) $250,000 for the write-off of a liquor license; (ii) $481,000 for lease terminations; and (iii) $2.0 million related to the proposed sale of the Hamburger Hamlet Chain.

The Company reported restructuring costs of $1,391,000 in the second quarter of 2002 as compared to $2,057,000 for the second quarter of 2001. For the first six months of 2002, the Company reported restructuring costs of $1,772,000 as compared to $2,553,000 for the same period of 2001. In 2002, these costs are primarily related to amounts paid to legal and financial advisors in connection with the Company’s restructuring, including a $750,000 success fee earned by the Company’s financial advisor in the second quarter of 2002. In 2001, these costs also included accrued severance and related costs due to an organizational restructuring.

Interest expense, net for the second quarter of 2002 of $3,056,000 decreased by $4,010,000 or 56.8% as compared to the same period in 2001. For the first six months of 2002, interest expense, net of $10,529,000 decreased by $3,183,000 or 23.2% as compared to the same period in 2001. These decreases were due to the non-accrual of $4,317,000 of contractual interest on the Prandium

Notes and the Old FRI-MRD Notes since the filing of the Reorganization Case, partially offset by charges related to defaults under the Old Credit Facility and reduced interest income on excess cash balances.

The Company reported reorganization items of $492,000 for the second quarter of 2002. These costs relate to legal and professional fees incurred during the pendency of the Reorganization Case.

Seasonality

The Company, as a whole, does not experience significant seasonal fluctuations in sales. However, the Company’s sales tend to be slightly greater during the spring and summer months.

Selected Division Operating Data

The following table sets forth certain information regarding (i) the Company; (ii) its ongoing Chi-Chi’s restaurants, Koo Koo Roo restaurants and Hamburger Hamlet restaurants (both acquired on October 30, 1998) and other operating restaurants; and (iii) the El Torito restaurant division divested on June 28, 2000. At June 30, 2002, the Company operated 131 full-service Chi-Chi’s restaurants, 30 fast-casual Koo Koo Roo restaurants, 14 full-service Hamburger Hamlet restaurants and one other restaurant.

	For the Quarters Ended			For the Six Months Ended
	June 30, 2002	July 1, 2001	June 25, 2000	June 30, 2002	July 1, 2001	June 25, 2000
	($ in thousands, except average check amount)
Chi-Chi’s Restaurant Division
Restaurants Open at End of Period:
Owned/operated	131	139	143	131	139	143
Franchised and Licensed	8	13	13	8	13	13
Sales	$49,288	$52,602	$55,916	$98,503	$106,059	$111,855
Restaurant Level Cashflow(a)	5,991	3,734	3,882	11,335	7,215	9,571
Divisional EBITDA(b)	2,982	528	579	5,022	857	2,965
Percentage increase (decrease) in comparable restaurant sales	(3.4)%	(3.5)%	0.3%	(4.7)%	(2.1)%	0.7%
Average check (excluding alcoholic beverage sales)	$11.53	$10.96	$9.96	$11.50	$10.87	$10.03

Koo Koo Roo Restaurants(c)
Restaurants Open at End of Period:
Owned/operated	30	38	43	30	38	43
Franchised and Licensed	—	—	—	—	—	—
Sales	$9,678	$12,420	$13,794	$19,658	$25,280	$27,576
Restaurant Level Cashflow(a)	1,278	653	1,351	2,144	1,434	2,655
Divisional EBITDA(b)	429	(524)	132	397	(955)	188
Percentage decrease in comparable restaurant sales	(8.7)%	(9.2)%	(5.9)%	(9.4)%	(7.7)%	(4.8)%
Average transaction	$10.05	$9.62	$9.26	$9.84	$9.69	$9.23

Hamburger Hamlet Restaurants(c)
Restaurants Open at End of Period:
Owned/operated	14	14	14	14	14	14
Franchised and Licensed	—	—	—	—	—	—
Sales	$7,811	$8,222	$8,323	$15,713	$16,588	$16,541
Restaurant Level Cashflow(a)	1,043	1,307	1,374	2,133	2,600	2,713
Divisional EBITDA(b)	777	980	1,059	1,590	1,951	2,106
Percentage increase (decrease) in comparable restaurant sales	(5.0)%	(1.2)%	(0.4)%	(5.3)%	0.3%	0.3%
Average check (including alcoholic beverage sales)	$11.96	$11.70	$11.28	$11.99	$11.78	$11.28

Other Operating Restaurants
Restaurants Open at End of Period:
Owned operated	1	3	6	1	3	6
Franchised and Licensed	—	—	—	—	—	—
Sales	$717	$1,284	$1,763	$1,515	$2,583	$3,497
Restaurant Level Cashflow(a)	82	77	119	1	48	173
Divisional EBITDA(b)	11	(997)	54	(156)	(2,189)	38

Ongoing Operations
Restaurants Open at End of Period:
Owned/operated	176	194	206	176	194	206
Franchised and Licensed	8	13	13	8	13	13
Sales	$67,494	$74,528	$79,796	$135,389	$150,510	159,469
Restaurant Level Cashflow(a)	8,394	5,771	6,726	15,613	11,297	15,112
Divisional EBITDA(b)	4,199	(13)	1,824	6,853	(336)	5,297

Divested Operations(d)
Restaurants Open at End of Period:
Owned/operated	—	—	95	—	—	95
Franchised and Licensed	—	—	11	—	—	11
Sales	$—	$—	$58,059	$—	$—	$111,500
Restaurant Level Cashflow(a)	—	—	10,386	—	—	18,791
Divisional EBITDA(b)	—	—	7,648	—	—	13,238

Total Company
Restaurants Open at End of Period:
Owned/operated	176	194	301	176	194	301
Franchised and Licensed	8	13	24	8	13	24
Sales	$67,494	$74,528	$137,855	$135,389	150,510	$270,969
EBITDA(e)	4,300	(71)	9,419	6,848	(418)	18,427

(a)
Restaurant Level Cashflow with respect to any operating division represents Divisional EBITDA (as defined below) before general and administrative expenses and any net franchise profit or miscellaneous income (expense) reported by the respective division.

(b)
Divisional EBITDA with respect to any operating division is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, interest, taxes, depreciation and amortization. Corporate general and administrative expenses that would have been allocated to the El Torito Division prior to the sale of that division are being charged to Other Operating Restaurants in 2001 so as not to distort the year-over-year comparisons of the Chi-Chi’s, Koo Koo Roo and Hamburger Hamlet restaurants.

(c)	During fiscal 2001 and 2000, Koo Koo Roo and Hamburger Hamlet shared certain divisional support functions, the cost of which was absorbed by Koo Koo Roo.
(d)	Divested Operations represents the results of the El Torito Division until it was divested on June 28, 2000.
(e)
EBITDA is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, restructuring costs, reorganization items, interest, taxes, depreciation and amortization and extraordinary items. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer’s historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The Company’s primary exposure to financial market risks is the impact that interest rate changes could have had on the Old Credit Facility and could have on the New Credit Facility, under which no working capital borrowings were outstanding as of June 30, 2002 and August 9, 2002, respectively. Borrowings under the New Credit Facility bear interest at the prime rate as announced by Wells Fargo Bank plus 4.25%.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

On January 26, 2001, a purported stockholder of Prandium initiated a stockholder derivative suit against the Company and Kevin S. Relyea, in the Superior Court of the State of California for the County of Orange, seeking, among other things, compensatory damages, a constructive trust, punitive damages and attorneys’ fees. The suit arose out of the sale by AIF II, L.P. on December 29, 2000, of 95,831,997 shares of Prandium’s common stock to Mr. Relyea for a cash purchase price of $15,000. Mr. Relyea is Prandium’s Chief Executive Officer and President. The suit alleged that Mr. Relyea improperly usurped the stock purchase opportunity from the Company and also alleged constructive fraud.

On February 13, 2001, a similar stockholder derivative suit was filed in the Superior Court of the State of California for the County of Orange by another purported stockholder against the Company and Mr. Relyea. This suit arose out of the same set of facts as the suit filed on January 26, 2001 and sought similar damages and fees. On April 25, 2001, the court ruled that the two cases were related and would proceed before the same judge. However, on June 28, 2001, the court in the case filed on February 13, 2001 granted the plaintiff’s request to dismiss his complaint without prejudice. While the Company and Mr. Relyea believe that there exist valid defenses to each of the claims asserted, it was determined that a potentially successful defense of the suit would likely be more expensive than settlement.

The Company, Mr. Relyea, and the plaintiff in the suit filed on January 26, 2001 executed a Stipulated Settlement of Derivative Claims, under which Mr. Relyea agreed to certain restrictions on the sale of the block of Prandium’s stock purchased on December 29, 2000. Such stock, together with the rest of Prandium’s old common stock, was cancelled without receiving any consideration on July 2, 2002 pursuant to the Plan. Without admitting liability, the Company and Mr. Relyea agreed not to oppose an application for attorney’s fees by plaintiff’s counsel of $99,000 as part of the settlement. On March 14, 2002, the Board of Directors voted to approve the Stipulated Settlement of Derivative Claims, with Mr. Relyea abstaining from voting. The plaintiff subsequently filed a Motion to Approve Settlement of Action and for an Award of Attorney’s Fees. The Superior Court held a hearing on this motion on April 9, 2002 and entered a Notice of Entry of Judgment and Final Judgment approving the Stipulated Settlement of Derivative Claims and the award of attorney’s fees. The cost of the settlement was covered by insurance. On July 22, 2002, the Superior Court granted a request to dismiss the January 26, 2001 suit with prejudice.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Restructuring—1.  Reorganization Plan” for a discussion of the Reorganization Case.

The Company is involved in various other litigation matters incidental to its business. The Company does not believe that any of the existing claims or actions will have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

Prandium failed to pay the interest and principal that came due February 1, 2001, August 1, 2001 and February 1, 2002 with respect to the Prandium Notes. In addition, FRI-MRD failed to pay the interest and principal due January 31, 2001, July 31, 2001 and January 24, 2002 with respect to the Old FRI-MRD Notes. Under the terms of the note agreements governing the Old FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became “Events of Default” and the holders of all such debt became entitled to certain rights, including the right to accelerate the debt. The unpaid principal amount on the Old FRI-MRD Notes as of May 5, 2002 amounted to $99,000,000 and the amount of interest due and not paid on the Old FRI-MRD Notes as of May 5, 2002 amounted to $25,848,000. The unpaid principal amount on the Prandium Notes as of May 5, 2002 amounted to $134,356,000 and the amount of interest due and not paid on the Prandium Notes as of May 5, 2002 amounted to $23,791,000. The Prandium Notes and Old FRI-MRD Notes were cancelled in accordance with the terms of the Plan which was confirmed by the Bankruptcy Court on June 20, 2002 and for which the Closing occurred on July 2, 2002.

Item 4.    Submission of Matters to a Vote of Security Holders

On April 8, 2002, Prandium and FRI-MRD commenced a solicitation of acceptances of the Plan from the holders of the 9 3/4% Prandium Notes and the holders of the Old FRI-MRD Notes through the mailing of a copy of (i) a disclosure statement describing the Plan, (ii) the Plan and (iii) the appropriate ballots for voting. The Company established May 3, 2002 as the deadline for the receipt of votes to accept or reject the Plan. Prandium did not solicit votes from the holders of the 10 7/8% Prandium Notes or its old common stock who were deemed to have rejected the Plan. Holders of the requisite amounts of the Old FRI-MRD Notes and the 9 3/4% Prandium Notes voted to accept the Plan. Specifically,

(1)    Three beneficial holders of the 14% FRI-MRD Notes, holding an aggregate principal amount of $24,000,000 (100% of the total outstanding principal) voted to accept the Plan;

(2)    Sixteen beneficial holders of the 15% FRI-MRD Notes, holding an aggregate principal amount of $72,500,000 (100% of the outstanding principal amount of holders who voted and 96.67% of the total outstanding principal), voted to accept the Plan; and

(3)    One hundred nineteen beneficial holders of the 9 3/4% Prandium Notes, holding an aggregate principal amount of $62,886,000 (98.18% of the outstanding principal amount of holders who voted and approximately 61% of the total outstanding principal), voted to accept the Plan. Twenty-eight beneficial holders, holding an aggregate principal amount of $1,165,000 (1.82% of the outstanding principal amount of holders who voted and approximately 1% of the total outstanding principal), voted to reject the Plan.

Pursuant to the Plan, on July 2, 2002, the Board of Directors of Prandium is to be comprised of five members. Initially, the Plan appointed Kevin S. Relyea, William G. Knuff III, Joseph C. Miller, Paul E. Suckow and an individual to be designated by the Representative. As of August 9, 2002, the Board of Directors consisted of Messrs. Relyea, Knuff, Miller and Suckow with a vacancy existing as a result of the Representative’s designee not yet having been chosen. The members of the Board of Directors of Prandium prior to July 2, 2002, other than Mr. Relyea, were deemed to have resigned at the Closing.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2 (a)	Agreement and Plan of Merger, dated as of June 9, 1998 by and among Prandium, Fri-Sub, Inc. and Koo Koo Roo, Inc. (Filed as Exhibit 2.1 to the Company’s Form S-4 filed with the SEC on July 1, 1998.)

2 (b)
Stock Purchase Agreement dated as of March 27, 2000, by and among Prandium, FRI-MRD Corporation and Acapulco Acquisition Corp. (Filed as Exhibit 2(b) to the Company’s Form 10-K filed with the SEC on March 29, 2000.)

2 (c)
Amendment No. 1 to Stock Purchase Agreement dated as of June 28, 2000, by and among Prandium, FRI-MRD Corporation and Acapulco Acquisition Corp. (Filed as Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on July 5, 2000.)

2 (d)
Stock Purchase Agreement, dated as of May 10, 2002, by and among FRI-MRD Corporation, Prandium and Latin Intellectual Properties, Inc. (Filed as Exhibit 2(d) to the Company’s Form 10-Q filed with the SEC on May 15, 2002.)

3 (a)	Seventh Restated Certificate of Incorporation of Prandium. (Filed as Exhibit 4.1 to the Company’s Form S-8 filed with the SEC on July 3, 2002.)

3 (b)	Third Amended and Restated Bylaws of Prandium. (Filed as Exhibit 4.2 to the Company’s Form S-8 filed with the SEC on July 3, 2002.)

4 (a)	Indenture Dated as of January 27, 1994 Re: $300,000,000 9 3/4% Senior Notes Due 2002. (Filed as Exhibit 4(a) to the Company’s Form 10-K filed with the SEC on March 28, 1994.)

4 (b)	Indenture Dated as of January 27, 1994 Re: $150,000,000 10 7/8% Senior Subordinated Discount Notes Due 2004. (Filed as Exhibit 4(b) to the Company’s Form 10-K filed with the SEC on March 28, 1994.)

4 (c)
First Supplemental Indenture, dated as of July 3, 1996, between Prandium and IBJ Schroder Bank & Trust Company, a New York Banking corporation, as Trustee. (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 9, 1996.)

4	(d)
First Supplemental Indenture, dated as of July 3, 1996, between Prandium and Fleet National Bank, as successor by merger to Fleet National Bank of Massachusetts, formerly known as Shawmut Bank, N.A., as Trustee. (Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 9, 1996.)

4	(e)
Note Agreement Dated as of August 12, 1997
Re: Up to $75,000,000 FRI-MRD Corporation Senior Discount Notes Due January 24, 2002. (Filed as Exhibit 4(e) to the Company’s Form 10-Q filed with the SEC on November 12, 1997.)

4	(f)	Joinder Agreement Dated as of January 14, 1998
Re: FRI-MRD Corporation Senior Discount Notes due January 24, 2002. (Filed as Exhibit 4(f) to the Company’s Form 10-K filed with the SEC on March 30, 1998.)

4	(g)	First Amendment dated as of June 9, 1998 to the Note Agreement dated August 12, 1997. (Filed as Exhibit 4.7 to the Company’s Form S-4 filed with the SEC on July 1, 1998.)

4	(h)
Note Agreement dated as of June 9, 1998 Re: $24,000,000 FRI-MRD Corporation Senior Secured Discount Notes due January 24, 2002. (Filed as Exhibit 4.8 to the Company’s Form S-4 filed with the SEC on July 1, 1998.)

4	(i)	First Amendment dated as of October 30, 1998 to the Note Agreement dated as of June 9, 1998. (Filed as Exhibit 4(i) to the Company’s Form 10-Q filed with the SEC on November 12, 1998.)

4	(j)	Waiver dated as of January 29, 1999 to the Note Agreements dated as of August 12, 1997 and June 9, 1998. (Filed as Exhibit 4(j) to the Company’s Form 10-K filed with the SEC on March 29, 1999.)

*4	(k)	Note Agreement Dated as of July 2, 2002 Re: Up to $80,000,000 FRI-MRD Corporation Senior Secured Notes Due January 31, 2005.

10	(a)
Offering Memorandum and Disclosure Statement describing Prandium and FRI-MRD Corporation’s Chapter 11 Plan of Reorganization dated April 1, 2002 (including Prandium and FRI-MRD Corporation’s Chapter 11 Plan of Reorganization and all exhibits thereto, except for filings under the Securities Act of 1934). (Filed as Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on April 9, 2002.)

10	(b)
First Supplement, dated April 5, 2002, to Offering Memorandum and Disclosure Statement describing Prandium and FRI-MRD Corporation’s Chapter 11 Plan of Reorganization dated April 1, 2002. (Filed as Exhibit 99.3 to the Company’s Form 8-K filed with the SEC on April 9, 2002.)

10	(c)
Lock-up Agreement, dated as of April 1, 2002, by and among Prandium and certain members of that certain informal group of holders of Prandium’s 9 3/4% Senior Notes due 2002 listed therein. (Filed as Exhibit 99.4 to the Company’s Form 8-K filed with the SEC on April 9, 2002.)

10	(d)
Order (1) Confirming Prandium and FRI-MRD’s Joint Reorganization Plan; and (2) Granting Related Relief by order of the United States Bankruptcy Court for the Central District of California, dated June 20, 2002. (Filed as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on June 24, 2002.)

10	(e)
Prandium and FRI-MRD’s Joint Reorganization Plan, dated May 6, 2002, filed with the United States Bankruptcy Court for the Central District of California. (Filed as Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on June 24, 2002.)

10	(f)	Prandium, Inc. 2002 Stock Incentive Plan (Filed as Exhibit 99.1 to the Company’s Form S-8 filed with the SEC on July 3, 2002.)

*10	(g)	Loan and Security Agreement by and among Prandium, FRI-MRD Corporation, Chi-Chi’s, Inc., Koo Koo Roo, Inc., certain of their subsidiaries and Foothill Capital Corporation, dated as of July 2, 2002.

*10	(h)	Nominating Agreement, dated July 2, 2002, by and between Prandium and MacKay Shields LLC.

*99		Certification of the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

(b)  Reports on Form 8-K.

On April 9, 2002, the Company filed a report on Form 8-K announcing that the Company and FRI-MRD had commenced a solicitation of votes on a joint “prepackaged” reorganization plan.

On June 25, 2002, the Company filed a report on Form 8-K announcing that the Bankruptcy Court had entered an order confirming the Company and FRI-MRD’s joint “prepackaged” reorganization plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prandium, Inc.
(Registrant)

By: /s/ Robert T. Trebing, Jr.
Robert T. Trebing, Jr.
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: August 14, 2002