Form 10-Q
period 2002-09-29
PRANDIUM INC
filed 2002-11-13
CIK 813856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2002

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

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

As of November 8, 2002 the registrant had issued and outstanding 5,000,000 shares of common stock, $.01 par value per share.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PRANDIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	Successor Company September 29, 2002	Predecessor Company December 30, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,919	$27,982
Restricted cash	—	12,992
Receivables, net	1,724	1,894
Inventories	1,624	1,887
Other current assets	2,861	5,139
Property held for sale	14,786	15,844

Total current assets	26,914	65,738
Property and equipment, net	74,672	96,926
Other assets, net	11,150	11,218

	$112,736	$173,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt, including capitalized lease obligations	$536	$234,271
Accounts payable	4,840	6,178
Current portion of self-insurance reserves	1,870	2,012
Other accrued liabilities	33,699	81,117
Income taxes payable	3,338	3,379

Total current liabilities	44,283	326,957
Self-insurance reserves	5,828	5,964
Other long-term liabilities	2,464	2,648
Long-term debt, including capitalized lease obligations, less current portion	53,847	967

Total liabilities	106,422	336,536

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock - authorized 9,000,000 shares, par value $.01 per share, 5,000,000 shares issued and outstanding on September 29, 2002 and authorized 300,000,000 shares, par value $.01 per share, 180,380,513 shares issued and outstanding on December 30, 2001	50	1,804
Additional paid-in capital	8,759	222,353
Accumulated deficit	(2,495)	(386,811)

Total stockholders’ equity (deficit)	6,314	(162,654)

	$112,736	$173,882

See accompanying notes to condensed consolidated financial statements

PRANDIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)
(Unaudited)

	Successor Company	Predecessor Company

	For the Quarter Ended September 29, 2002	For the Quarter Ended September 30, 2001

Sales	$62,595	$70,864

Product costs	15,474	18,535
Payroll and related costs	22,575	25,266
Occupancy and other operating expenses	18,115	19,822
Depreciation and amortization	2,650	4,077
General and administrative expenses	3,259	5,069
Opening costs	—	130
Loss on disposition of properties, net	293	330
Provision for divestitures and write-down of long-lived assets	60	9,228
Restructuring costs	—	522

Total costs and expenses	62,426	82,979

Operating income (loss)	169	(12,115)
Interest expense, net	2,815	7,098
Gain on extinguishment of debt	189	—

Loss before income tax provision	(2,457)	(19,213)
Income tax provision	38	38

Net loss	$(2,495)	$(19,251)

Net loss per share - basic and diluted	$(0.50)	$(0.11)

Weighted average shares outstanding - basic and diluted	5,000,000	180,380,513

See accompanying notes to condensed consolidated financial statements

PRANDIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)
(Unaudited)

	Successor Company	Predecessor Company

	For the Quarter Ended September 29, 2002	For the Six Months Ended June 30, 2002	For the Nine Months Ended September 30, 2001

Sales	$62,595	$135,389	$221,374

Product costs	15,474	33,850	58,842
Payroll and related costs	22,575	48,148	79,382
Occupancy and other operating expenses	18,115	37,778	64,612
Depreciation and amortization	2,650	6,085	12,154
General and administrative expenses	3,259	8,765	16,784
Opening costs	—	1	237
Loss on disposition of properties, net	293	654	1,101
Provision for divestitures and write-down of long-lived assets	60	2,757	9,417
Restructuring costs	—	2,316	3,075

Total costs and expenses	62,426	140,354	245,604

Operating income (loss)	169	(4,965)	(24,230)
Interest expense, net (contractual interest of $14,846 for the six months ended June 30, 2002)	2,815	10,529	20,810
Gain on extinguishment of debt	189	191,385	—

Income (loss) before reorganization items and income tax provision	(2,457)	175,891	(45,040)
Reorganization items:
Professional fees	—	(669)	—
Fresh start adjustment	—	9,883	—

Total reorganization items	—	9,214	—

Income (loss) before income tax provision	(2,457)	185,105	(45,040)
Income tax provision	38	187	251

Net income (loss)	$(2,495)	$184,918	$(45,291)

Net income (loss) per share - basic and diluted	$(0.50)	$1.03	$(0.25)

Weighted average shares outstanding - basic and diluted	5,000,000	180,380,513	180,380,513

See accompanying notes to condensed consolidated financial statements

PRANDIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Successor Company	Predecessor Company

	For the Quarter Ended September 29, 2002	For the Six Months Ended June 30, 2002	For the Nine Months Ended September 30, 2001

Cash flows from operating activities:
Cash received from customers, franchisees and licensees	$63,194	$135,961	$222,446
Cash paid to suppliers and employees	(60,359)	(134,614)	(226,664)
Interest received (paid), net	(283)	(153)	402
Opening costs	—	(1)	(237)
Restructuring costs	(1,140)	(707)	(2,630)
Income taxes paid	(73)	(193)	(478)

Net cash provided by (used in) operating activities before reorganization items	1,339	293	(7,161)
Reorganization items - professional fees	(120)	(366)	—

Net cash provided by (used in) operating activities	1,219	(73)	(7,161)

Cash flows from investing activities:
Proceeds from disposal of property and equipment	50	70	215
Proceeds from payments on notes receivable	456	—	521
Capital expenditures	(534)	(1,064)	(3,792)
Lease termination payments	(202)	(1,512)	(840)
Other divestment expenditures	(447)	(987)	(1,272)
Cash required for the El Torito Sale	—	(128)	(1,154)
Decrease (increase) in restricted cash, net	521	12,400	(9,448)
Other	(335)	126	(2,233)

Net cash provided by (used in) investing activities	(491)	8,905	(18,003)

Cash flows from financing activities:
Payment of debt issuance costs	(137)	(175)	(150)
Reductions of long-term debt, including capitalized lease obligations	(780)	(531)	(922)
Cash settlement of liabilities subject to compromise under reorganization proceedings	—	(30,000)	—

Net cash used in financing activities	(917)	(30,706)	(1,072)

Net decrease in cash and cash equivalents	(189)	(21,874)	(26,236)
Cash and cash equivalents at beginning of period	6,108	27,982	53,505

Cash and cash equivalents at end of period	$5,919	$6,108	$27,269

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$(2,495)	$184,918	$(45,291)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,650	6,085	12,154
Amortization of debt issuance costs and deferred gain	61	6	270
Loss on disposition of properties	293	654	1,101
Provision for divestitures and write-down of long-lived assets	60	2,757	9,417
Accretion of interest on new notes	999	—	—
Gain on extinguishment of debt	(189)	(191,385)	—
Fresh start adjustment	—	(9,890)	—
(Increase) decrease in receivables, inventories and other current assets	2,555	493	(240)
Increase (decrease) in accounts payable, self-insurance reserves, other accrued liabilities and income taxes payable	(2,715)	6,289	15,428

Net cash provided by (used in) operating activities	$1,219	$(73)	$(7,161)

See accompanying notes to condensed consolidated financial statements

PRANDIUM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

              1.     Company.     Prandium, Inc. (“Prandium” and together with its subsidiaries, the “Company”), was incorporated in Delaware in 1986.  Prandium, through its subsidiaries, is primarily engaged in the operation of restaurants in the full-service and fast-casual segments.  At September 29, 2002, the Company operated 174 restaurants in 21 states, approximately 66% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 8 restaurants outside the United States.

              For the purpose of information presented in the condensed consolidated financial statements, “Predecessor Company” refers to the Company with respect to information relating to the periods ended prior to July 2, 2002 and “Successor Company” refers to the Company with respect to information relating to the periods beginning on or after July 2, 2002, giving effect to the Plan (as defined below) and the related transactions discussed below.

              2.     Financial Statements.     The Condensed Consolidated Financial Statements in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Fiscal Year Ended December 30, 2001 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (the “Form 10-K”) for information with respect to the Company’s significant accounting and financial reporting policies, as well as other pertinent information.  The Company believes that all adjustments, consisting of normal recurring adjustments as well as those adjustments required pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization” (“SOP 90-7”), necessary for a fair presentation of the results of the interim periods presented have been made.  The results of operations for the interim periods ended September 29, 2002 and June 30, 2002 are not necessarily indicative of those for the full year.  As a result of the Company’s fresh start reporting described below, the nine months ended September 29, 2002 has been presented as the six months ended June 30, 2002 for the Predecessor Company and the quarter ended September 29, 2002 for the Successor Company.

              The condensed consolidated financial statements of the Company relating to periods ended before July 2, 2002 were prepared on a going concern basis that contemplated continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the consummation of the Plan (as defined below) on July 2, 2002 and pursuant to SOP 90-7, the Company qualified for fresh start reporting as of July 2, 2002.  Under fresh start reporting, all assets and liabilities are restated to the current value of the reorganized entity to approximate the Company’s fair value at the date of reorganization.

              The Company has obtained an independent appraisal of the value of its long-term assets as of the Closing (as defined below) of $82.8 million, the estimated effect of which it has utilized, together with adjustments of $229,000 to current assets, $(3,000) to other assets and $(848,000) to current liabilities, to implement fresh start reporting. In addition, although the Notes (as defined below) have an initial face value of $59 million and have a stated interest rate of 12%, for financial reporting purposes the Notes were recorded at $52.8 million with an interest rate of 16.6% (which was considered the fair value interest rate for the Notes at the Closing).  The allocation of the reorganization value to the Company’s assets will be finalized in the near future.  The Company does not expect that the final allocation will require any adjustment that would have a material impact on its condensed consolidated financial statements included herein.

              The reorganization value of $8.8 million was determined by considering many factors and various valuation methods, including a discounted cash flow analysis using projected five-year financial information, selected publicly traded company market multiples of certain companies whose operating businesses are viewed to be similar to those of the Company, and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company’s business and industry.  The determination of the reorganization value was also based upon a number of estimates and assumptions that are inherently subject to significant uncertainties and contingencies beyond the control of the Company.  For example, the five-year cash flow projections used as a factor in determining the reorganization value were based on estimates and assumptions about circumstances and events that have not yet taken place.  Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of the Company including, but not limited to, those with respect to the future course of the Company’s business activity.  Any difference between the Company’s cash flow projections and actual results following the consummation of the Plan will not alter the determination of the fresh start reorganization equity value because the determination of the reorganization value is not contingent upon the Company achieving the projected results or meeting any of the other factors considered by the Company.  Accordingly, there can be no assurance that the values reflected in the reorganization value will be realized, and actual results could vary materially.  Moreover, the value of the Company’s common stock may, and currently does, differ materially from the reorganization value.

              The accumulated deficit of the Predecessor Company was eliminated as required by fresh start reporting.  For financial reporting purposes, the effective date of the Reorganization Case is deemed to be the close of business on June 30, 2002; therefore certain transactions occurring after June 30, 2002 but on or before July 2, 2002 are reflected in the condensed consolidated financial statements as if they had occurred on June 30, 2002.  As a result, the condensed consolidated statement of operations for the six months ended June 30, 2002 reflects the effects of the forgiveness of debt ($191.4 million) resulting from confirmation of the Plan and the effects of the adjustments to restate assets and liabilities ($9.9 million) to reflect the reorganization value of the Company.  As such, the condensed consolidated balance sheet of the Company as of September 29, 2002 and the accompanying condensed consolidated statement of operations for the quarter then ended represent, in effect, that of  a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods.  The accompanying condensed consolidated balance sheet as of December 30, 2001 and the condensed consolidated statements of operations for the periods ended June 30, 2002 and September 30, 2001 represent that of the Predecessor Company.

              3.     Reorganization Plan.     On May 6, 2002, following receipt of sufficient votes from their debtholders approving a pre-packaged Chapter 11 plan of reorganization (the “Plan”), Prandium and its subsidiary, FRI-MRD Corporation (“FRI-MRD”), each filed cases (together, the “Reorganization Case”) seeking confirmation of the Plan in the United States Bankruptcy Court for the Central District of California, Santa Ana division (the “Bankruptcy Court”).  The Reorganization Case was entitled In re Prandium, Inc. and FRI-MRD Corporation, Case No. SA-02-13529 (RA) (Jointly Administered). The Bankruptcy Court subsequently confirmed the Plan on June 20, 2002.  The Plan was consummated (the “Closing”) on July 2, 2002 (the “Closing Date”) when all material conditions to the Plan, including entering into a new secured credit facility (the “Credit Facility”) with Foothill Capital Corporation (“Foothill”), were completed.

              Under the Plan, the FRI-MRD 14% Senior Secured Discount Notes (the “14% FRI-MRD Notes”) were exchanged at a discount for $18 million in cash, and the FRI-MRD 15% Senior Discount Notes (the “15% FRI-MRD Notes” and together with the 14% FRI-MRD Notes, the “Old FRI-MRD Notes”) were exchanged at a discount for a combination of $12 million in cash and new FRI-MRD 12% Senior Secured Notes with an initial face value of $59 million (the “Notes”).  The Notes have substantially similar terms as the 15% FRI-MRD Notes except that the Notes (i) mature on January 31, 2005, (ii) have an interest rate of 12% that is payable-in-kind at the Company’s option, (iii) include capital expenditure restrictions on the 14 location Hamburger Hamlet restaurant chain (the “Hamburger Hamlet Chain”), (iv) require that free cash flow generated by the Hamburger Hamlet Chain prior to a sale of the restaurants, and the proceeds of any  sale of the Hamburger Hamlet Chain, be applied to prepay the Notes and (v) contain additional limitations on indebtedness and capital expenditures.  In addition, while no cash interest payments are required on the Notes, prepayments are encouraged by an extra reduction in principal of up to 33.33% of the prepaid amount, depending on how quickly the prepayment is made.  The Notes are secured by the stock of the subsidiary operating the Hamburger Hamlet Chain.

              Also under the Plan, Prandium’s 9 3/4% Senior Notes (the “9 3/4% Prandium Notes”) were cancelled in exchange for 5,000,000 shares of the new common stock of Prandium, and stock options to purchase up to an additional 444,445 shares at an exercise price of $1.90 per share were granted to certain members of management.  Prandium’s 10 7/8% Senior Subordinated Discount Notes (the “10 7/8% Prandium Notes” and together with the 9 3/4% Prandium Notes, the “Prandium Notes”) were cancelled without receiving any consideration.  The old common stock of Prandium was also cancelled without receiving any consideration.

              In accordance with the Plan, at the Closing the Company, among other things, entered into a note agreement (the “Note Agreement”) governing the Notes, revised Prandium’s charter and bylaws and the charter of FRI-MRD, entered into the Credit Facility with Foothill to replace the old secured credit facility (the “Old Credit Facility”) with Foothill and designated four members of Prandium’s five-member board of directors.  Under the Plan, the investment representative of certain of the holders of the Notes (the “Representative”) has the right to initially designate one individual to the currently vacant position on the board of directors of Prandium. The Representative’s right to nominate one individual for election to the board of directors continues until the Notes are paid in full pursuant to the Plan and a nominating agreement entered into with Prandium and certain of Prandium’s common stockholders.  As of November 8, 2002, the Representative had not yet designated a director.

              The Plan did not involve any of Prandium’s or FRI-MRD’s operating subsidiaries.  The claims of employees, general unsecured creditors (other than noteholders) and secured creditors, other than holders of the 14% FRI-MRD Notes, were not impaired under the Plan.

              4.     Sale of Hamburger Hamlet Restaurants.     On May 10, 2002, the Company entered into an agreement (the “Hamlet Agreement”) to sell the Hamburger Hamlet Chain.  On August 9, 2002, the Company terminated the Hamlet Agreement in accordance with its terms. The purchaser under the Hamlet Agreement has given the Company notice that it does not believe that the Company’s termination notice is effective.  The Company and the purchaser are continuing to discuss the matter and as of the filing date of this report, no other action has been taken by either side.  Since a sale of the Hamburger Hamlet Chain is contemplated by the Company’s capital restructuring strategy, the Company continues to explore and develop opportunities to sell the Hamburger Hamlet Chain. As called for in the Note Agreement, the proceeds of any sale of the Hamburger Hamlet Chain will be used to prepay the Notes in accordance with the terms of the Note Agreement. Prior to a sale of the Hamburger Hamlet Chain, the Note Agreement requires that the excess cash flow generated by the Hamburger Hamlet Chain be used to prepay the Notes.  In accordance with this provision, $566,000 for the second quarter of 2002 and $425,000 for the third quarter of 2002, was used to prepay $747,000 and $551,000, respectively, principal amount of the Notes.  There can be no assurance that a sale will be successfully completed.  A prior agreement to sell the Hamburger Hamlet Chain to a different party was entered into on October 23, 2001 and terminated on February 6, 2002 in accordance with its terms.

              The assets and liabilities of the Hamburger Hamlet Chain have been written down to their estimated net realizable value of $14,786,000 and classified as property held for sale in the accompanying condensed consolidated balance sheet.  This amount reflects an additional write-down of $1,058,000 recorded in the quarter ended March 31, 2002 to recognize the terms of the Hamlet Agreement.  During the second quarter of 2002, the Company recorded a provision for divestitures of $467,000 related to the sale of the Hamburger Hamlet Chain.  During the third quarter of 2002, the Company recorded an additional provision for divestitures of $60,000 related to the sale of the Hamburger Hamlet Chain.

              The Hamburger Hamlet Chain generated sales of $22,936,000 and $24,582,000 for the nine months ended September 29, 2002 and September 30, 2001, respectively, and related operating income of $2,228,000 and $2,763,000 for the same periods, respectively.  Such operating income includes charges for allocated general and administrative expenses of $447,000 and $559,000 for the nine months ended September 29, 2002 and September 30, 2001, respectively.

              5.     Strategic Divestment Programs.     During the fiscal years 1999, 2000 and 2001, the Company designated three, ten and four non-strategic Koo Koo Roo restaurants for divestment (the “KKR Strategic Divestment Program”), respectively.  In conjunction with the KKR Strategic Divestment Program, for such periods, the Company recorded provisions for divestitures of $904,000, $4,510,000 and $814,000, respectively.  On a cumulative basis, these provisions consisted of (i) $3,429,000 for the write-down to net realizable value of the property and equipment associated with such restaurants and (ii) $2,799,000 for costs associated with lease terminations, subsidized leases, brokerage fees and other divestment costs.  During 2001, the Company also recorded a provision for severance costs of $189,000 associated with certain restaurant managers in connection with the restaurants to be divested.  During 2000, two of the restaurants designated in 1999 were subleased and a third restaurant’s lease was terminated.  Of the ten restaurants designated in 2000, nine were divested or closed during 2001, and one was closed during the first quarter of 2002.  Of the four restaurants designated in 2001, one was divested in the fourth quarter of 2001, and three were divested or closed during the first quarter of 2002.  For the years ended December 30, 2001, December 31, 2000 and December 26, 1999, the Company paid (i) $138,000, $0 and $0, respectively, for severance costs associated with certain restaurant and regional managers who were terminated in connection with the restaurants divested and (ii) $947,000, $135,000 and $0, respectively, for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs.  During the first nine months of 2002, the Company paid $47,000 for severance costs and $211,000 for lease terminations. During the first nine months of 2002, restaurants still in operation under the KKR Strategic Divestment Program had sales of $352,000 and restaurant- level operating losses of $232,000.  The Company has identified one additional Koo Koo Roo restaurant for divestment.  During the first nine months of 2002, this restaurant had sales of $573,000 and restaurant-level operating losses of $149,000.  An additional provision for divestitures could be required in the fourth quarter of 2002 after management reviews its options with respect to this restaurant.

              In the fourth quarter of 1998, 48 non-strategic Chi-Chi’s restaurants were designated for divestment (the “CC Strategic Divestment Program”).  In conjunction with the CC Strategic Divestment Program, the Company recorded a provision for divestitures of $22,884,000, including divestment reserves of $12,256,000.  During the fourth quarter of 1999, the Company determined that it would not be able to satisfactorily negotiate lease terminations or subleases for 20 operating restaurants of the 48 Chi-Chi’s restaurants designated for divestment.  As a result, these 20 restaurants were removed from the CC Strategic Divestment Program, and $1,048,000 previously recorded in conjunction with the provision for divestitures was reversed during the fourth quarter of 1999.  After this reversal, the eight restaurants remaining in the CC Strategic Divestment Program were divested during 2000.  In the fourth quarter of 2001, sixteen additional Chi-Chi’s restaurants were designated for divestment.  The Company recorded a provision for divestitures of $2,736,000. This provision consisted of (i) $2,386,000 for the write-down to net realizable value of the property and equipment associated with such restaurants and (ii) $350,000 for costs associated with lease terminations, subsidized leases, brokerage fees and other divestment costs.  In December 2001, the Company recorded an additional provision for divestitures of $2,029,000 for costs associated with lease terminations, subsidized leases, brokerage fees and other divestment costs.  For the years ended December 30, 2001, December 31, 2000 and December 26, 1999, the Company paid (i) $33,000, $225,000 and $287,000, respectively, for severance costs associated with certain restaurant and regional managers who were terminated in connection with the restaurants divested and (ii) $1,681,000, $2,124,000 and $1,913,000, respectively, for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs.  During the first quarter of 2002, the Company recorded an additional provision of $695,000 consisting of (i) $250,000 for the write-off of a liquor license and (ii) $445,000 for lease terminations and other divestment costs. During the second quarter of 2002, the Company recorded a provision of $82,000 for lease terminations, other divestment costs and the write-down of property and equipment to net realizable value.  During the first nine months of 2002, the Company paid $110,000 for severance costs and $1,245,000 for lease terminations.  During the first nine months of 2002, restaurants still in operation under the CC Strategic Divestment Program had sales of $9,227,000 and restaurant-level operating losses of $1,352,000.  Of the properties remaining in the Chi-Chi’s Strategic Divestment Program from 2001, the Company has determined that three of the restaurants will be operated until their leases expire due to their short remaining lease lives.  In addition, the Company has identified two additional Chi-Chi’s restaurants for divestment.  During the first nine months of 2002, these restaurants had sales of $1,109,000 and restaurant-level operating losses of $139,000.  An additional provision for divestitures could be required in the fourth quarter of 2002 after management reviews its options with respect to these restaurants.

              In the second quarter of 2001, the Company announced an organizational restructuring that resulted in the elimination of approximately 40 positions in the Company’s support center.  The Company recorded a provision of $1,607,000 for severance and outplacement services and the amount was included in restructuring costs on the 2001 consolidated statement of operations.  For the year ended December 30, 2001, a total of $1,521,000 was paid for severance and outplacement services. During the first nine months of 2002, the Company paid $17,000 for outplacement services.

              6.     Segment Information.     The Company operates exclusively in the food-service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company. The Company’s reportable segments are based on restaurant operating divisions.  The Koo Koo Roo Division includes the operations of Koo Koo Roo and Hamburger Hamlet restaurants. Operating income (loss) includes the operating results before interest.  The corporate component of sales, depreciation and amortization and operating income (loss) represents operating results of certain other restaurants, as well as corporate general and administrative expenses.  Corporate assets include corporate cash, restricted cash, investments, receivables, asset portions of financing instruments and certain other restaurants.  As a result of the impact of the Plan on the Company’s capital structure and the Company’s adoption of fresh start reporting, certain key elements of segment reporting since the Closing Date are not comparable to those prior to the Closing Date.  The information presented for the nine months ended September 29, 2002 is composed of one quarter of Successor Company operations plus six months of Predecessor Company operations. The value of the total assets is based on an independent appraisal recently performed in connection with the determination of the Company’s reorganization value in connection with fresh start reporting.  The allocation of the value among the Company’s divisions will be finalized in the near future.  The Company does not expect that the final allocation will require any adjustment that would have a material impact on the condensed consolidated financial statements included herein.

	For the Quarters Ended		For the Nine Months Ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

	(Unaudited) ($ in thousands)
Sales
Chi-Chi’s Division	$45,525	$50,624	$144,028	$156,683
Koo Koo Roo Division	16,320	19,041	51,691	60,909
Corporate	750	1,199	2,265	3,782

Total Sales	$62,595	$70,864	$197,984	$221,374

Depreciation and Amortization
Chi-Chi’s Division	$1,870	$2,655	$6,247	$8,067
Koo Koo Roo Division	448	1,086	1,650	3,089
Corporate	332	336	838	998

Total Depreciation and Amortization	$2,650	$4,077	$8,735	$12,154

Operating Income (Loss)
Chi-Chi’s Division	$104	$(491)	$(482)	$(5,308)
Koo Koo Roo Division	478	(8,577)	(741)	(10,340)
Corporate	(413)	(3,047)	(3,573)	(8,582)

Total Operating Income (Loss)	$169	$(12,115)	$(4,796)	$(24,230)

Interest Expense, net
Chi-Chi’s Division	$158	$84	$502	$290
Koo Koo Roo Division	49	39	169	128
Corporate	2,608	6,975	12,673	20,392

Total Interest Expense, net	$2,815	$7,098	$13,344	$20,810

Capital Expenditures
Chi-Chi’s Division	$412	$484	$1,295	$1,686
Koo Koo Roo Division	87	253	209	1,841
Corporate	35	61	94	265

Total Capital Expenditures	$534	$798	$1,598	$3,792

			September 29, 2002	December 30, 2001

			(Unaudited)
			($ in thousands)
Total Assets
Chi-Chi’s Division			$73,368	$90,784
Koo Koo Roo Division			25,497	43,028
Corporate			13,871	40,070

	Total Assets		$112,736	$173,882

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

•	the availability of adequate working capital;

•	the development of successful marketing strategies for each of the Company’s concepts;

•	the ability of the Company to sell the Hamburger Hamlet Chain on acceptable terms;

•	the effect of national and regional economic conditions;

•	competitive products and pricing;

•	changes in legislation;

•	demographic changes;

•	the ability to attract and retain qualified personnel;

•	changes in business strategy or development or divestment plans;

•	business disruptions;

•	changes in consumer preferences, tastes and eating habits;

•	increases in food and labor costs; and

•	increases in utility costs and the impact of potential utility interruptions.

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

              1.     Fresh Start Reporting.   As a result of the confirmation of the Plan and pursuant to SOP 90-7, the Company qualified for fresh start reporting as of July 2, 2002. Under fresh start reporting, all assets and liabilities are restated to the current value of the reorganized entity to approximate the Company's fair value at the date of reorganization. The fresh start reporting reorganization value of $8.8 million was determined by considering many factors and various valuation methods, including a discounted cash flow analysis using projected five-year financial information, selected publicly traded company market multiples of certain companies whose operating businesses are viewed to be similar to the Company's operating business, and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company's business and industry. The determination of reorganization value and the appraisal of the Company’s long-term assets in connection with the adoption of fresh start reporting both required estimates and judgments of matters inherently uncertain. Different assumptions and estimates could have resulted in different results from those reflected in the condensed consolidated financial statements. Any difference between the Company's cash flow projections and actual results following the consummation of the Plan will not alter the determination of the fresh start reorganization equity value because the determination of the reorganization value is not contingent upon the Company achieving the projected results or meeting any of the other factors considered by the Company. Accordingly, there can be no assurance that the values reflected in the reorganization value will be realized, and actual results could vary materially. Moreover, the value of the Company's common stock may, and currently does, differ materially from the reorganization value.

              2.     Impairment of Long-Lived Assets.   The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying amounts may not be recoverable. Assets subject to this review, and for which impairments have been recorded in 2002 or prior years, include property, plant and equipment and costs in excess of net assets of business acquired.

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

              3.     Insurance Reserves.   Insurance liabilities and reserves are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for claims that have not yet been reported.  These estimates rely on actuarial calculations of ultimate loss experience for similar historical events and an estimate of incurred but not reported claims.  The Company’s insurance reserves totaled $7,698,000 at September 29, 2002.  Management continually evaluates the potential for changes in loss estimates, both positive and negative, and uses the results of these evaluations to adjust recorded provisions and reserves.

              4.     Divestment Reserves.   The Company makes decisions to close restaurants based on their cash flows and anticipated future profitability.  Losses on disposition of properties are recognized when a  commitment to divest a restaurant property is made by the Company and include estimated carrying costs through the expected disposal date.   This policy may change upon the adoption of Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) (see Recent Accounting Pronouncements).  These divestment charges represent a liability for the net present value of any remaining lease obligations, including executory costs, after the expected closure dates, net of estimated sublease income, if any.  These estimates of future costs often require significant judgments and estimates by management and could be materially affected by factors such as the Company’s ability to secure subleases and the Company’s success at negotiating early termination agreements with lessors.  While management believes the current estimates of future liabilities are adequate, it is possible that future events could require the Company to make significant adjustments for revisions to these estimates.

              As used herein, “comparable restaurants” means restaurants operated by the Company for at least eighteen months and that continued in operation through the end of the third quarter of 2002.

Liquidity and Capital Resources

              A.   Liquidity

              Cash needs are being funded by available cash balances and cash provided by operating activities and can be supplemented by borrowings under the Credit Facility (currently limited to $2.0 million of cash borrowings). As described below, the Company filed a Reorganization Case to confirm the Plan with the Bankruptcy Court.  The Plan was confirmed by the Bankruptcy Court on June 20, 2002 and consummated on July 2, 2002.  The Company’s continuing viability will be dependent upon its ability to generate sufficient operating cash flow or cash flow from other sources to meet its obligations on a timely basis and to comply with the terms of its new financing agreements or to be able to renegotiate such obligations and terms.

              Sales for comparable restaurants have declined in 2002 as compared to 2001 for each of the Company’s restaurant concepts.  In spite of this issue, the Company has reported an improvement in operating income (loss) and EBITDA during the first nine months of 2002 as compared to the same period for 2001 due to various reductions in costs.  If sales for comparable restaurants do not improve in the future, cost reductions may not be available to continue to offset the impact of declining sales and a reduction in operating cash flow could result.  This could cause a risk to the Company’s ability to comply with the terms of its financing agreements, including financial ratios.

              Statement of Cash Flows.  For the nine months ended September 29, 2002, net cash provided by operating activities was $1.1 million compared to $7.2 million used in operating activities for the same period in 2001.  This $8.3 million change was primarily due to the $8.4 million increase in cash received from customers, franchisees and licensees net of cash paid to suppliers and employers.  For the first nine months of 2002, net cash provided by investing activities was $8.4 million compared to $18.0 million used in investing activities for the same period in 2001.  This $26.4 million change was primarily due to a $2.2 million decrease in capital expenditures and a $22.4 million change in restricted cash activity (net cash collateral increase of $9.4 million in 2001 and net cash collateral and escrow release of $12.9 million in 2002). For the first nine months of 2002, net cash used in financing activities was $31.6 million compared to $1.1 million used in financing activities for the same period in 2001.  This change was primarily due to the payment of $30.0 million to the holders of the Old FRI-MRD Notes in accordance with the Plan.

              EBITDA.  For the first nine months of 2002, the Company reported EBITDA (defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, provision for divestitures and write-down of long-lived assets, restructuring costs, reorganization items, interest, taxes, depreciation and amortization) of $10.0 million, compared to $1.8 million in the same period of 2001. The $8.3 million increase was primarily composed of (i) a $4.0 million increase in the EBITDA attributable to the Chi-Chi’s restaurants; (ii) a $1.8 million increase in the EBITDA attributable to the Koo Koo Roo restaurants; (iii) a $535,000 decrease in the EBITDA attributable to the Hamburger Hamlet Chain; and (iv) $3.0 million of previously unallocated general and administrative expenses that have been eliminated.

              The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer’s historical ability to service debt.  EBITDA should not be considered an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or cash flows from operating activities as a measure of liquidity.  Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

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

              The Company had a working capital deficiency of $17.4 million on September 29, 2002.  This amount is net of property held for sale of approximately $14.8 million.

              The following represents a list of the Company’s contractual obligations and commitments, including interest on the Notes that is payable-in-kind at the Company’s option ($ in thousands):

	Payments Due by Period

		Remaining Three Months 2002	Years Ending December

	Total		2003	2004	2005	2006	2007	Thereafter

Long-term debt, including capitalized lease obligations	$79,301	$190	$429	$242	$78,176	$142	$122	$—
Operating leases	115,280	6,648	23,746	20,231	17,521	12,049	10,271	24,814

Total contractual cash obligations	$194,581	$6,838	$24,175	$20,473	$95,697	$12,191	$10,393	$24,814

              Debt Restructuring.

              1.   Reorganization Plan.   On May 6, 2002, following receipt of sufficient votes from their debtholders approving the Plan, Prandium and FRI-MRD filed the joint Reorganization Case seeking confirmation of the Plan with the Bankruptcy Court. The Bankruptcy Court subsequently confirmed the Plan on June 20, 2002.  The Plan’s Closing was on July 2, 2002 when all material conditions to the Plan, including entering into the Credit Facility with Foothill, were completed.

              Under the Plan, the 14% FRI-MRD Notes were exchanged at a discount for $18 million in cash, and the 15% FRI-MRD Notes were exchanged at a discount for a combination of $12 million in cash and Notes with an initial face value of $59 million having substantially similar terms as the 15% FRI-MRD Notes except that the replacement notes (i) mature on January 31, 2005, (ii) have an interest rate of 12% that is payable-in-kind at the Company’s option, (iii) include capital expenditure restrictions on the Hamburger Hamlet Chain, (iv) require that free cash flow generated by the Hamburger Hamlet Chain prior to a sale of the restaurants, and the proceeds of any Hamburger Hamlet sale, be applied to prepay the Notes and (v) contain additional limitations on indebtedness and capital expenditures.  In addition, while no cash interest payments will be required on the Notes, prepayments are encouraged by an extra reduction in principal of up to 33.33% of the prepaid amount, depending on how quickly the prepayment is made.  The Notes are secured by the stock of the subsidiary operating the Hamburger Hamlet Chain.

              Also under the Plan, the 9 3/4% Prandium Notes were cancelled in exchange for 5,000,000 shares of the new common stock of Prandium, and stock options to purchase up to an additional 444,445 shares at an exercise price of $1.90 per share were granted to certain members of management. The 10 7/8% Prandium Notes were cancelled without receiving any consideration. The old common stock of Prandium was also cancelled without receiving any consideration.

              In accordance with the Plan, at the Closing the Company, among other things, entered into the Note Agreement, revised Prandium’s charter and bylaws and the charter of FRI-MRD, entered into the Credit Facility with Foothill to replace the Old Credit Facility with Foothill, and designated four of Prandium’s five-member board of directors.  Under the Plan, the Representative has the right to initially designate one individual to the currently vacant position on the board of directors of Prandium.  The Representative’s right to nominate one individual for election to the board of directors continues until the Notes are paid in full pursuant to the Plan and a nominating agreement entered into with Prandium and certain of Prandium’s common stockholders. As of November 8, 2002, the Representative had not yet designated a director.

              The Plan did not involve any of Prandium’s or FRI-MRD’s operating subsidiaries.  The claims of employees, general unsecured creditors (other than noteholders) and secured creditors, other than holders of the 14% FRI-MRD Notes, were not impaired under the Plan.

              2.   Credit Facility.   On July 2, 2002, the Company entered into the four-year Credit Facility to provide for the ongoing working capital needs of the Company.  The Credit Facility includes anniversary fee provisions which call for payments of $150,000 at the first year anniversary, $300,000 at the second year anniversary and $450,000 at the third year anniversary, respectively.  In addition, the Credit Facility is subject to early termination on January 1, 2005 if, on or before January 1, 2005, the maturity date of the Notes (or any refinancing of the Notes) has not been extended to October 2, 2006 or later.  The Credit Facility replaces the Old Credit Facility and provides for up to $4 million in revolving cash borrowings and up to $15 million in letters of credit (less the outstanding amount of revolving cash balances).  The Credit Facility currently includes a $2 million reserve against both the revolving cash borrowings and letter of credit limits that prohibits the Company from borrowing the full amounts available under the revolver and letter of credit components of the Credit Facility. The $2 million reserve will be released in $1 million increments at each of the 180 and 270 day anniversaries of the Closing Date. In addition, any borrowings are subject to restrictions based on a borrowing base calculation in the Credit Facility.  The Credit Facility is secured by substantially all of the real and personal property of the Company and contains customary restrictive covenants, including the maintenance of certain financial ratios.  Among other things, the covenants restrict the Company’s ability to incur debt, pay dividends on or redeem capital stock, make certain types of investments, make dispositions of assets and engage in mergers and consolidations. In addition, a change in ownership of 30% or more of the Company’s common stock, with certain permitted exceptions, is prohibited.  The Company was in compliance with all financial ratios at September 29, 2002.

              Approximately $10.0 million of letters of credit were outstanding under the Credit Facility as of September 29, 2002 with approximately $9.9 million outstanding as of November 8, 2002.  Such outstanding letters of credit, in large part, provide security for future amounts payable under the Company’s workers’ compensation insurance program and under Kevin S. Relyea’s employment agreement.   No working capital borrowings were outstanding under the Credit Facility as of September 29, 2002 with $1 million outstanding as of  November 8, 2002.

              3.   FRI-MRD and Prandium Notes.   As described above, under the Plan, the 14% FRI-MRD Notes were exchanged at a discount for cash, and the 15% FRI-MRD Notes were exchanged at a discount for a combination of cash and Notes.  Also under the Plan, the 9 3/4% Prandium Notes were cancelled in exchange for 5,000,000 shares of the new common stock of Prandium, and the 10 7/8% Prandium Notes were cancelled without receiving any consideration.

              The Notes, among other things, (i) mature on January 31, 2005, (ii) have an interest rate of 12% that is payable-in-kind at the Company’s option, (iii) include capital expenditure restrictions on the Hamburger Hamlet Chain, (iv) require that free cash flow generated by the Hamburger Hamlet Chain prior to a sale of the restaurants, and the proceeds of any sale of the Hamburger Hamlet Chain, be applied to prepay the Notes and (v) contain additional limitations on indebtedness and capital expenditures.  In addition, while no cash interest payments are required on the Notes, prepayments are encouraged by an extra reduction in principal of up to 33.33% of the prepaid amount, depending on how quickly the prepayment is made.

              Hamlet Sale.   On May 10, 2002, the Company entered into the Hamlet Agreement to sell the Hamburger Hamlet Chain.  On August 9, 2002, the Company terminated the Hamlet Agreement in accordance with its terms. The purchaser under the Hamlet Agreement has given the Company notice that it does not believe that the Company’s termination notice is effective.  The Company and the purchaser are continuing to discuss the matter and as of the filing date of this report, no other action has been taken by either side.  Since a sale of the Hamburger Hamlet Chain is contemplated by the Company’s capital restructuring strategy, the Company continues to explore and develop opportunities to sell the Hamburger Hamlet Chain.  As called for in the Note Agreement, the proceeds of any sale of the Hamburger Hamlet Chain will be used to prepay the Notes in accordance with the terms of the Note Agreement. Prior to a sale of the Hamburger Hamlet Chain, the Note Agreement requires that the excess cash flow generated by the Hamburger Hamlet Chain be used to prepay the Notes.  In accordance with this provision, $566,000 for the second quarter of 2002 and $425,000 for the third quarter of 2002, was used to prepay $747,000 and $551,000, respectively, principal amount of the Notes.  There can be no assurance that a sale will be successfully completed.  A prior agreement to sell the Hamburger Hamlet Chain to a different party was entered into on October 23, 2001 and terminated on February 6, 2002 in accordance with its terms.

              Other.   The State of Delaware sent the Company a notice dated July 29, 2002 that requested compliance with Delaware’s escheat (unclaimed property) laws.  The Company and certain of its subsidiaries have entered into voluntary disclosure agreements with Delaware which will allow the Company to file unclaimed property reports for the years 1991 through 1996, plus the current report for 1997, on March 1, 2003.  Reports for years prior to 1991 and any penalties and interest will be waived.  The Company has identified approximately $126,000 which is due to Delaware but continues to research its records for any further amounts due.  This amount plus additional amounts potentially due to other states by the Company or on behalf of certain divested businesses are accrued in the Company’s condensed consolidated balance sheet.

              The State of California has passed a new law regarding self-insured disability plans which calls for the segregation of employee withholding funds that a company maintains for the payment of future disability claims.  The Company and legal counsel are currently exploring the effect, if any, this new law might have with respect to the approximate balance of $2.9 million of accrued withholding funds that the Company currently maintains.

              B.   Capital Expenditures

              Net cash provided by investing activities was $8.4 million for the first nine months of 2002, including $1.6 million used for capital expenditures, as compared to net cash used in investing activities of $18.0 million for the same period in 2001.  The $26.4 million change in net cash provided by (used in) investing activities for the first nine months of 2002 was primarily due to a $2.2 million decrease in capital expenditures and a $22.4 million change in restricted cash activity primarily due to the consummation of the Plan.

              Capital expenditures of up to approximately $2.7 million have now been identified for fiscal 2002, primarily related to maintaining existing open and operating restaurants. Actual capital expenditures for fiscal 2002 will be dependent on restrictions under the Company’s debt instruments and the availability of the required funds.

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

              In April 2002, the FASB issued Statement No. 145, “Rescission of the FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the requirements to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements.  SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged.  The Company adopted SFAS 145 effective in the third quarter of 2002 and as such has classified all gains on extinguishment of indebtedness on and after the Closing Date as non-extraordinary items.

              In July 2002, the FASB issued SFAS 146.  SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activities.  SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  As the provisions of SFAS 146 are required to be applied prospectively after the adoption date, management cannot determine the potential effects that adoption of SFAS 146 will have on the Company’s consolidated financial statements.

              In October 2002, the FASB issued Statement No. 147, “Acquisitions of Certain Financial Institutions” (“SFAS 147”).  SFAS 147 provides guidance on the accounting for the acquisition of a financial institution and is not applicable to the Company’s operations.

Results of Operations

              As a result of the consummation of the Plan and the Company’s emergence from bankruptcy, the results of operations since the Closing Date are not comparable to those prior to the Closing Date. For certain key operating elements of the statement of operations, however, the following analysis of a comparison of 2002’s operations (one quarter of Successor Company plus six months of Predecessor Company) to 2001’s operations of the Predecessor Company is provided.  Where there is a lack of comparability of results, such as for depreciation and amortization and interest expense, that fact is noted.

              The Company’s total sales of $62,595,000 for the third quarter of 2002 decreased by $8,269,000 or 11.7% as compared to the same period in 2001.  For the first nine months of 2002, total Company sales of $197,984,000 decreased by $23,390,000 or 10.6% as compared to the same period in 2001. These decreases were the result of  (i) declines in comparable restaurant sales for Chi-Chi’s, Koo Koo Roo and Hamburger Hamlet for both the third quarter and first nine months of 2002 and (ii) sales decreases attributable to the 30 restaurants sold or closed during the period beginning January 1, 2001 and ending September 29, 2002, partially offset by an increase in new restaurant sales for Koo Koo Roo for the first nine months of 2002.  The breakdown of the sales decreases for the third quarter and first nine months of 2002 is shown in the following table:

	Change in Third Quarter 2002 Sales	Change in First Nine Months 2002 Sales

	($ in thousands)
Decrease in Sales of Comparable Restaurants	$(5,023)	$(12,598)
Decrease in Sales from Restaurants Closed or Sold	(3,201)	(10,940)
Sales from New Restaurant	(45)	148

Total	$(8,269)	$(23,390)

              Overall, sales for comparable restaurants were $61,498,000 for the third quarter of 2002, a

$5,023,000 or 7.6% decline from the same period in 2001.  For the first nine months of 2002, sales of comparable restaurants of $192,575,000 decreased by $12,598,000 or 6.1% as compared to the same period in 2001.  As shown in the following table, these declines resulted from decreased sales in comparable Chi-Chi’s, Koo Koo Roo and Hamburger Hamlet restaurants for both the third quarter and first nine months of 2002.

	Change in Third Quarter 2002 Sales		Change in First Nine Months 2002 Sales

	Amount	Percent	Amount	Percent

	($ in thousands)
Comparable Chi-Chi’s	$(3,484)	(7.1)%	$(8,261)	(5.5)%
Comparable Koo Koo Roo	(768)	(8.0)	(2,691)	(9.0)
Comparable Hamburger Hamlet	(771)	(9.6)	(1,646)	(6.7)

Total	$(5,023)	(7.6)%	$(12,598)	(6.1)%

              As noted above, sales for comparable restaurants have declined in 2002 as compared to 2001 for each of the Company’s restaurant concepts.  In spite of this issue, the Company has reported an improvement in operating income (loss) and EBITDA during the first nine months of 2002 as compared to the same period for 2001 due to various reductions in costs which are described in the following paragraphs.  If sales for comparable restaurants do not improve in the future, cost reductions may not be available to continue to offset the impact of declining sales and a reduction in operating cash flow could result.  This could cause a risk to the Company’s ability to comply with the terms of its financing agreements.

              Product costs of $15,474,000 for the third quarter of 2002 decreased $3,061,000 or 16.5% as compared to the same period in 2001.  For the first nine months of 2002, product costs of $49,324,000 decreased by $9,518,000 or 16.2% as compared to the same period in 2001.  Product costs as a percentage of sales for the third quarter of 2002 decreased 1.5 percentage points from 26.2% in 2001 to 24.7% in 2002.  For the first nine months of 2002, product costs as a percentage of sales decreased 1.7 percentage points from 26.6% in 2001 to 24.9% in 2002.  The product costs decreases were related to favorable commodity pricing in almost all areas with the exception of beef, which is unfavorable as the result of changing to a more expensive cut of beef for Chi-Chi’s fajitas. Additional decreases were the result of sales declines in comparable and closed restaurants.

              Payroll and related costs of $22,575,000 decreased $2,691,000 or 10.7% for the third quarter of 2002 as compared to the third quarter of 2001.  For the first nine months of 2002, payroll and related costs of $70,723,000 decreased $8,659,000 or 10.9% as compared to the same period in 2001.  As a percentage of sales, payroll and related costs were 36.1% in the third quarter of 2002, 0.4 percentage point higher than the same period in 2001.  For the first nine months of 2002, payroll and related costs were 35.7% of sales, 0.2 percentage point lower than the same period in 2001.  The payroll and related costs decrease for the nine month period was the result of improved scheduling efficiencies in the restaurants and sales declines from comparable and closed restaurants.

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

              Occupancy and other operating expenses were $18,115,000 for the third quarter of 2002, $1,707,000 or 8.6% lower than the same period in 2001.  For the first nine months of 2002, occupancy and other operating expenses of $55,893,000 decreased by $8,719,000 or 13.5% as compared to the same period in 2001.  As a percentage of sales, occupancy and other operating expenses were 28.9% in the third quarter of 2002, 0.9 percentage point higher than the same period in 2001. For the first nine months of 2002, occupancy and other operating expenses were 28.2% as a percentage of sales, 1.0 percentage point lower than the same period in 2001.  The decrease for the nine month period was the result of reduced advertising expenses in Chi-Chi’s and Koo Koo Roo for the first six months of 2002, lower utilities expense, particularly natural gas for Chi-Chi’s, and lower operating expenses, offset by an increase in the cost of general liability insurance.

              Depreciation and amortization reported since the Closing Date is not comparable to depreciation and amortization reported prior to the Closing Date.  Depreciation and amortization for the quarter ended September 29, 2002 has been estimated based on an independent appraisal obtained by the Company for the value of its long-term assets as of the Closing.  The effect of the appraisal on depreciation and amortization will be finalized in the near future.  The Company does not expect that the final effect will require any adjustment that would have a material impact on the consolidated financial statements included herein.

              General and administrative expenses for the third quarter of 2002 were $3,259,000, $1,810,000 or 35.7% lower than the same period in 2001.  For the first nine months of 2002, general and administrative expenses were $12,024,000, $4,760,000 or 28.4% lower than the first nine months of 2001.  As a percentage of sales, general and administrative expenses were 5.2% in the third quarter of 2002, 2.0 percentage points lower than the same period in 2001 and were 6.1% in the first nine months of 2002, 1.5 percentage points lower than the first nine months of 2001.  Structural reductions in the Company’s support center implemented in 2001 generated approximately $900,000 of savings in the third quarter of 2002 and $3.0 million of savings in the first nine months of 2002. Additional cost savings measures have been introduced subsequently in 2002 and, with corporate bonus accrual reversals of approximately $680,000 in the third quarter of 2002 due to operating results running behind bonus targets, were responsible for the remainder of the period-over-period savings.

              Opening costs are incurred in connection with the opening or remodeling of a restaurant and are principally related to stocking the restaurant and training its staff.  There were no opening costs in the third quarter of 2002 and only $1,000 in the first nine months of 2002 as no new restaurants or remodels were opened in 2002.  Opening costs for the third quarter and first nine months of 2001 were $130,000 and $237,000, respectively.

              The Company reported a loss on disposition of properties of $293,000 in the third quarter of 2002 as compared to a loss of $330,000 for the third quarter of 2001.  For the first nine months of 2002, the Company reported a loss on disposition of properties of $947,000 as compared to a loss on disposition of properties of $1,101,000 for the same period in 2001.

              In the third quarter and first nine months of 2002, the Company recorded provisions for divestitures and write-down of long-lived assets of $60,000 and $2,817,000, respectively.  In the third quarter and first nine months of 2001, the Company recorded provisions for divestitures and write-down of long-lived assets of $9,228,000 and $9,417,000, respectively. The provisions for divestitures in 2002 were primarily composed of (i) $250,000 for the write-off of a liquor license; (ii) $481,000 for lease terminations; and (iii) $2.1 million related to the proposed sale of the Hamburger Hamlet Chain.  The provisions for divestitures in 2001 were primarily composed of (i) a write-down of $8,149,000 related to the planned sale of the Hamburger Hamlet Chain and (ii) the write-down of $1,079,000 related to the sale of another restaurant property.

              For the first nine months of 2002, the Company reported restructuring costs of $2,316,000 as compared to $3,075,000 for the same period of 2001.  In 2002, these costs are primarily related to amounts paid to legal and financial advisors in connection with the Company’s restructuring, including a $750,000 success fee earned by the Company’s financial advisor in the second quarter of 2002.  In 2001, these costs also included accrued severance and related costs due to an organizational restructuring.

              Interest expense, net reported since the Closing Date is not comparable to interest expense, net reported prior to the Closing Date.   Interest expense, net for the quarter ended September 29, 2002 primarily represents interest on the Notes as adjusted to impute interest at a rate of 16.6%, that was considered the fair value interest for the Notes at the Closing.

              The Company recorded a gain on extinguishment of debt of $191,385,000 in connection with the Closing and an additional gain of $189,000 in the third quarter of 2002 related to a prepayment of the Notes from excess cash flow generated by the Hamburger Hamlet Chain.

              The Company reported reorganization items of $9,214,000 in connection with the Closing.  The reorganization items include a fresh start adjustment of $9,883,000, reduced by legal and professional fees incurred during the pendency of the Reorganization Case.

Seasonality

              The Company, as a whole, does not experience significant seasonal fluctuations in sales. However, the Company’s sales tend to be slightly greater during the spring and summer months.

Selected Division Operating Data

              The following table sets forth certain information regarding (i) the Company; (ii) its ongoing Chi-Chi’s restaurants, Koo Koo Roo restaurants and Hamburger Hamlet restaurants (both acquired on October 30, 1998) and other operating restaurants; and (iii) the El Torito restaurant division divested on June 28, 2000. At September 29, 2002, the Company operated 130 full-service Chi-Chi’s restaurants, 29 fast-casual Koo Koo Roo restaurants, 14 full-service Hamburger Hamlet restaurants and one other restaurant.  No distinction is made in the table for Predecessor or Successor operations, since the application of fresh start accounting has no impact on the information presented.

	For the Quarters Ended			For the Nine Months Ended

	Sept. 29, 2002	Sept. 30, 2001	Sept. 24, 2000	Sept. 29, 2002	Sept. 30, 2001	Sept. 24, 2000

	($ in thousands, except average check amount)
Chi-Chi’s Restaurant Division
Restaurants Open at End of Period:
Owned/operated	130	139	143	130	139	143
Franchised and Licensed	8	7	13	8	7	13
Sales	$45,525	$50,624	$54,195	$144,028	$156,683	$166,050
Restaurant Level Cashflow (a)	4,428	5,227	4,156	15,763	12,442	13,727
Divisional EBITDA (b)	2,194	2,337	999	7,216	3,194	3,964
Percentage increase (decrease) in comparable restaurant sales	(7.1)%	(5.0)%	(0.2)%	(5.5)%	(3.1)%	0.4%
Average check (excluding alcoholic beverage sales)	$11.57	$10.95	$9.99	$11.52	$10.90	$10.02
Koo Koo Roo Restaurants (c)
Restaurants Open at End of Period:
Owned/operated	29	36	43	29	36	43
Franchised and Licensed	—	—	—	—	—	—
Sales	$9,097	$11,047	$13,288	$28,755	$36,327	$40,864
Restaurant Level Cashflow (a)	1,063	880	976	3,207	2,314	3,631
Divisional EBITDA (b)	376	(55)	(216)	773	(1,010)	(28)
Percentage decrease in comparable restaurant sales	(8.0)%	(9.7)%	(9.9)%	(9.0)%	(8.1)%	(6.5)%
Average transaction	$9.95	$9.70	$9.37	$9.88	$9.69	$9.28
Hamburger Hamlet Restaurants (c)
Restaurants Open at End of Period:
Owned/operated	14	14	14	14	14	14
Franchised and Licensed	—	—	—	—	—	—
Sales	$7,223	$7,994	$7,984	$22,936	$24,582	$24,525
Restaurant Level Cashflow (a)	842	1,082	1,107	2,975	3,682	3,820
Divisional EBITDA (b)	638	812	787	2,228	2,763	2,893
Percentage increase (decrease) in comparable restaurant sales	(9.6)%	0.1%	2.6%	(6.7)%	0.2%	1.0%
Average check (including alcoholic beverage sales)	$11.81	$11.43	$11.22	$11.93	$11.66	$11.26
Other Operating Restaurants
Restaurants Open at End of Period:
Owned operated	1	2	6	1	2	6
Franchised and Licensed	—	—	—	—	—	—
Sales	$750	$1,199	$1,663	$2,265	$3,782	$5,161
Restaurant Level Cashflow (a)	98	52	(1)	99	100	172
Divisional EBITDA (b)	37	(860)	(657)	(119)	(3,049)	(621)
Ongoing Operations
Restaurants Open at End of Period:
Owned/operated	174	191	206	174	191	206
Franchised and Licensed	8	7	13	8	7	13
Sales	$62,595	$70,864	$77,130	$197,984	$221,374	$236,600
Restaurant Level Cashflow (a)	6,431	7,241	6,288	22,044	18,538	21,350
Divisional EBITDA (b)	3,245	2,234	913	10,098	1,898	6,208
Divested Operations (d)
Restaurants Open at End of Period:
Owned/operated	—	—	—	—	—	—
Franchised and Licensed	—	—	—	—	—	—
Sales	$—	$—	$910	$—	$—	$112,409
Restaurant Level Cashflow (a)	—	—	(123)	—	—	18,668
Divisional EBITDA (b)	—	—	(256)	—	—	12,984
Total Company
Restaurants Open at End of Period:
Owned/operated	174	191	206	174	191	206
Franchised and Licensed	8	7	13	8	7	13
Sales	$62,595	$70,864	$78,040	$197,984	$221,374	$349,009
EBITDA (e)	3,172	2,172	638	10,020	1,754	19,065

(a)

Restaurant Level Cashflow with respect to any operating division represents Divisional EBITDA (as defined below) before general and administrative expenses and any net franchise profit or miscellaneous income (expense) reported by the respective division.

(b)

Divisional EBITDA with respect to any operating division is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, interest, taxes, depreciation and amortization. Corporate general and administrative expenses that would have been allocated to the El Torito Division prior to the sale of that division were charged to Other Operating Restaurants in 2001 and the second half of 2000 so as not to distort the year-over-year comparisons of the Chichi’s, Koo Koo Roo and Hamburger Hamlet restaurants.

(c)	During fiscal 2001 and 2000, Koo Koo Roo and Hamburger Hamlet shared certain divisional support functions, the cost of which was absorbed by Koo Koo Roo.
(d)	Divested Operations represents the results of the El Torito Division until it was divested on June 28, 2000.
(e)

EBITDA is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, restructuring costs, reorganization items, interest, taxes, depreciation and amortization and extraordinary items.  The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer’s historical ability to service debt.  EBITDA should not be considered an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.  Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

              The Company’s primary exposure to financial market risks is the impact that interest rate changes could have had on the Old Credit Facility and could have on the Credit Facility, under which no working capital borrowings were outstanding as of September 29, 2002 and $1 million in working capital borrowings were outstanding as of November 8, 2002.  Borrowings under the Credit Facility bear interest at the prime rate as announced by Wells Fargo Bank plus 4.25 percentage points.  A hypothetical increase of 100 basis points in short-term interest rates would result in an increase of approximately $10,000 in annual pretax losses. The estimated increase is based upon the outstanding balance of the Credit Facility, and assuming no change in the volume, index or composition of debt, at November 8, 2002.

Item 4.     Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 (the “Exchange Act”).  These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the “Evaluation Date”), and, they have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in the Company’s reports filed or submitted under the Exchange Act.

(b)

Changes in Internal Controls.  The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that the Company’s books and records accurately reflect the Company’s transactions and that the Company’s established policies and procedures are carefully followed.  Since the Evaluation Date, there have been no significant changes to the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls, and management has not identified any significant deficiencies or material weaknesses in the Company’s internal controls.

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

              The Company, Mr. Relyea, and the plaintiff in the suit filed on January 26, 2001 executed a Stipulated Settlement of Derivative Claims, under which Mr. Relyea agreed to certain restrictions on the sale of the block of Prandium’s stock purchased on December 29, 2000. Without admitting liability, the Company and Mr. Relyea agreed not to oppose an application for attorney’s fees by plaintiff’s counsel of $99,000 as part of the settlement. On March 14, 2002, the Board of Directors voted to approve the Stipulated Settlement of Derivative Claims, with Mr. Relyea abstaining from voting.  The plaintiff subsequently filed a Motion to Approve Settlement of Action and for an Award of Attorney’s Fees.  The Superior Court held a hearing on this motion on April 9, 2002 and entered a Notice of Entry of Judgment and Final Judgment approving the Stipulated Settlement of Derivative Claims and the award of attorney’s fees.  The cost of the settlement was covered by insurance.  In accordance with the Stipulated Settlement of Derivative Claims, the block of Prandium’s stock purchased by Mr. Relyea on December 29, 2000, together with the remainder of Prandium’s old common stock was cancelled without consideration on July 2, 2002 pursuant to the Plan.  On July 22, 2002, the Superior Court granted a request to dismiss the January 26, 2001 suit with prejudice.

              Information about these legal procedings was also included in the Company's Form 10-Q filed for the quarterly period ended March 31, 2002 and the Form 10-Q filed for the quarterly period ended June 30, 2002.

              See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Restructuring – 1.  Reorganization Plan” for a discussion of the Reorganization Case.

              The Company is involved in various other litigation matters incidental to its business.  The Company does not believe that any of the existing claims or actions will have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Item 2.     Changes in Securities and Use of Proceeds

          None.

Item 3.     Defaults Upon Senior Securities

         Prandium failed to pay the interest and principal that came due February 1, 2001, August 1, 2001 and February 1, 2002 with respect to the Prandium Notes. In addition, FRI-MRD failed to pay the interest and principal due January 31, 2001, July 31, 2001 and January 24, 2002 with respect to the Old FRI-MRD Notes. Under the terms of the note agreements governing the Old FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became "Events of Default" and the holders of all such debt became entitled to certain rights, including the right to accelerate the debt. The defaults continued until July 2, 2002. As of the date of filing this report, there are no unpaid principal and interest amounts on the Prandium Notes and Old FRI-MRD Notes because such notes were all cancelled as a result of the consummation of the Plan on July 2, 2002.

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

2 (b)

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

4 (a)

Note Agreement Dated as of July 2, 2002 Re: Up to $80,000,000 FRI- MRD Corporation Senior Secured Notes Due January 31, 2005.  (Filed  as Exhibit 4(k) to the Company’s Form 10-Q filed with the SEC on August 14, 2002.)

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

10 (d)

Prandium and FRI-MRD’s Joint Reorganization Plan, dated May 6, 2002, filed with the United States Bankruptcy Court for the Central District of California.  (Filed as Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on June 24, 2002.)

10 (e)	Prandium, Inc. 2002 Stock Incentive Plan (Filed as Exhibit 99.1 to the Company’s Form S-8 filed with the SEC on July 3, 2002.)

10 (f)

Loan and Security Agreement by and among Prandium, FRI-MRD Corporation, Chi-Chi’s, Inc., Koo Koo Roo, Inc., certain of their subsidiaries and Foothill Capital Corporation, dated as of July 2, 2002. (Filed  as Exhibit 10(g) to the Company’s Form 10-Q filed with the SEC on August 14, 2002.)

10 (g)	Nominating Agreement, dated July 2, 2002, by and between Prandium and MacKay Shields LLC. (Filed as Exhibit 10(h) to the Company’s Form 10-Q filed with the SEC on August 14, 2002.)

*99	Certification of the Chief Executive Officer and Chief Financial Officer.

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

Robert T. Trebing, Jr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:  November 13, 2002

CERTIFICATION

              I, Kevin S. Relyea, certify that:

              1.     I have reviewed this quarterly report on Form 10-Q of Prandium, Inc.;

              2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

              3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

              4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

              5.     The registrant’s other certifying officers and I have disclosed, based on our most recentevaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

              6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ KEVIN S. RELYEA

Kevin S. Relyea Chairman, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

              I, Robert T. Trebing, Jr., certify that:

              1.   I have reviewed this quarterly report on Form 10-Q of Prandium, Inc.;

              2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

              3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

              4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

              5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

              6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ ROBERT T. TREBING, JR.

Robert T. Trebing, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

2	(a)

Stock Purchase Agreement dated as of March 27, 2000, by and among Prandium, FRI-MRD Corporation and Acapulco Acquisition Corp. (Filed as Exhibit 2(b) to the Company’s Form 10-K filed with the SEC on March 29, 2000.)

2	(b)

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

Note Agreement Dated as of July 2, 2002 Re: Up to $80,000,000 FRI- MRD Corporation Senior Secured Notes Due January 31, 2005.  (Filed  as Exhibit 4(k) to the Company’s Form 10-Q filed with the SEC on August 14, 2002.)

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

10	(d)

Prandium and FRI-MRD’s Joint Reorganization Plan, dated May 6, 2002, filed with the United States Bankruptcy Court for the Central District of California.  (Filed as Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on June 24, 2002.)

10	(e)	Prandium, Inc. 2002 Stock Incentive Plan (Filed as Exhibit 99.1 to the Company’s Form S-8 filed with the SEC on July 3, 2002.)

10	(f)

Loan and Security Agreement by and among Prandium, FRI-MRD Corporation, Chi-Chi’s, Inc., Koo Koo Roo, Inc., certain of their subsidiaries and Foothill Capital Corporation, dated as of July 2, 2002. (Filed  as Exhibit 10(g) to the Company’s Form 10-Q filed with the SEC on August 14, 2002.)

10	(g)	Nominating Agreement, dated July 2, 2002, by and between Prandium and MacKay Shields LLC. (Filed as Exhibit 10(h) to the Company’s Form 10-Q filed with the SEC on August 14, 2002.)

*99		Certification of the Chief Executive Officer and Chief Financial Officer.

* Filed herewith.