Form 10-K
period 2002-12-29
PRANDIUM INC
filed 2003-03-31
CIK 813856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2002
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 33-14051

Incorporated in Delaware	I.R.S. Employer Identification No. 33-0197361

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

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 21, 2003 was approximately $304,000.  All directors, officers and more than 10% stockholders of registrant are deemed affiliates of registrant for the purpose of calculating such aggregate market value.  The registrant, however, does not represent that such persons, or any of them, would be deemed “affiliates” of the registrant for any other purpose under the Securities Exchange Act of 1934 or the Securities Act of 1933.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒	No ☐

As of March 21, 2003, the registrant had issued and outstanding 5,000,000 shares of common stock, $.01 par value per share.

PRANDIUM, INC.

FORM 10-K

For the Fiscal Year Ended December 29, 2002

PRANDIUM, INC.

PART I

Item 1.	BUSINESS

Background

          Prandium, Inc., (“Prandium”) formerly known as Koo Koo Roo Enterprises, Inc. and as Family Restaurants, Inc. (together with its subsidiaries, the “Company”), was incorporated in Delaware in 1986.  The Company is primarily engaged in the operation of restaurants in the full-service and fast-casual segments.  Information relating to periods ending prior to October 30, 1998 included in this report relates to the historical operations of Family Restaurants, Inc. and, except as otherwise indicated, does not reflect the operations of Koo Koo Roo, Inc., a Delaware corporation (“KKR”) and KKR’s previously wholly owned subsidiary The Hamlet Group, Inc., a California corporation (“Hamlet”), both of which the Company acquired on October 30, 1998.  At December 29, 2002, the Company operated 172 restaurants in 21 states, approximately 66% of which are located in California, Ohio, Pennsylvania, Michigan and Indiana, and franchised and licensed 8 restaurants outside the United States.

          This report covers the Company’s fiscal years ended December 31, 2000, December 30, 2001 and December 29, 2002.  The Company’s fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December each year.  The fiscal years 2001 and 2002 contained 52 weeks, and fiscal year 2000 contained 53 weeks.  The Company’s fiscal quarters typically consist of 13 weeks.

Reorganization Plan, Subsequent Events and Going Concern

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

          Under the Plan, the FRI-MRD 14% Senior Secured Discount Notes (the “14% FRI-MRD Notes”) were exchanged at a discount for $18 million in cash, and the FRI-MRD 15% Senior Discount Notes (the “15% FRI-MRD Notes” and, together with the 14% FRI-MRD Notes, the “Old FRI-MRD Notes”) were exchanged at a discount for a combination of $12 million in cash and new FRI-MRD 12% Senior Secured Notes with an initial face value of $59 million (the “Notes”).  The Notes have substantially similar terms as the 15% FRI-MRD Notes except that the Notes (i) mature on January 31, 2005, (ii) have an interest rate of 12% that is payable-in-kind at the Company’s option, (iii) include capital expenditure restrictions on the 14-location Hamburger Hamlet restaurant chain (the “Hamburger Hamlet Chain”), (iv) require that free cash flow generated by the Hamburger Hamlet Chain prior to a sale of the restaurants, and the proceeds of any sale of the Hamburger Hamlet Chain, be applied to prepay the Notes and (v) contain additional limitations on indebtedness and capital expenditures.  In addition, while no cash interest payments are required on the Notes, prepayments are encouraged by an extra reduction in principal of up to 33.33% of the prepaid amount, depending on how quickly the prepayment is made.  The Notes are secured by the stock of the subsidiary operating the Hamburger Hamlet Chain.

          Also under the Plan, Prandium’s 9 3/4% Senior Notes (the “9 3/4% Prandium Notes”) were cancelled in exchange for all 5,000,000 shares of the new common stock of Prandium, and stock options to purchase up to an additional 444,070 shares at an exercise price of $1.90 per share were granted to certain members of management.  Prandium’s 10 7/8% Senior Subordinated Discount Notes (the “10 7/8% Prandium Notes” and together with the 9 3/4% Prandium Notes, the “Prandium Notes”) were cancelled without receiving any consideration.  The old common stock of Prandium was also cancelled without receiving any consideration.

          In accordance with the Plan, at the Closing the Company, among other things, entered into a note agreement (the “Note Agreement”) governing the Notes, revised Prandium’s charter and bylaws and the charter of FRI-MRD, entered into the Credit Facility with Foothill to replace the old secured credit facility (the “Old Credit Facility”) with Foothill and initially designated four members of Prandium’s five-member board of directors.  Under the Plan, the investment representative of certain of the holders of the Notes (the “Representative”) has the right to initially designate one individual to a currently vacant position on the board of directors of Prandium. The Representative’s right to nominate one individual for election to the board of directors continues until the Notes are paid in full pursuant to the Plan and a nominating agreement entered into with Prandium and certain of Prandium’s common stockholders.  As of March 21, 2003, the Representative had not yet designated a director.

          The Plan did not involve any of Prandium’s or FRI-MRD’s operating subsidiaries.  The claims of employees, general unsecured creditors (other than noteholders) and secured creditors, other than holders of the 14% FRI-MRD Notes, were not impaired under the Plan.

          The Company has experienced comparable restaurant sales declines in each of its concepts since the Closing Date.  These sales declines have resulted in operating performance that is significantly lower than projections included as part of the Plan. As a result of this operating performance, the Company has supplemented its cash flow from operations with borrowings under the Credit Facility.  The sales declines and depressed operating performance have continued into the first quarter of 2003.  Should the Company’s operating results not improve and the Company be unable to meet its financial covenants or, if necessary, obtain waivers or amendments to the Credit Facility, the Company’s financial condition and results of operations could be materially adversely affected.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

          On December 30, 2002, Mr. Kevin S. Relyea, the Company’s Chairman, Chief Executive Officer and President, resigned all his positions with the Company.

          In response to the Company’s financial condition and results of operations, on February 26, 2003, the Company appointed two members of the turnaround firm, Alvarez & Marsal, Inc. (“A&M”), to key management positions.  The Company appointed Hugh G. Hilton to the position of Interim Chief Executive Officer and President and Timothy Matthew Klein to the position of Interim Chief Operating Officer.

          The Company entered into an agreement (the “Services Agreement”) on February 26, 2003 with A&M regarding the provision of interim management services by Messrs. Hilton and Klein (the “Officers”) to the Company and its board of directors.  Under the terms of the Services Agreement, A&M will make available to the Company the services of the Officers and one additional professional to assist in the performance of services by the Officers.  It is anticipated that the Officers’ activities in connection with the Services Agreement will include the following (i) identification and execution of cost reduction and operational improvement opportunities; (ii) identification and execution of revenue improvement opportunities; (iii) development and implementation of both short-term turnaround and long-term stabilization and growth strategies for the Company’s restaurant concepts; and (iv) leadership in other strategic alternatives.  The Services Agreement will continue until terminated and may be terminated by either party upon 30 days written notice to the other party. The Officers are employees of A&M, will remain employees of A&M during the time that they act as officers of the Company, and A&M will be responsible for the Officers’ compensation and employee benefits during the term of the Services Agreement.  A&M will be compensated for the services of the Officers partially in cash and partially in shares of a new series of preferred stock to be issued by the Company. During the term of the Services Agreement, the Company will pay A&M a fixed monthly fee of $165,000, subject to annual adjustment, and will reimburse A&M for reasonable out-of-pocket expenses.  Subject to certain conditions, the Company will also issue to A&M up to 213,000 shares of a new series of preferred stock (the “Shares”).  The Shares shall be payable as follows:  200,000 Shares on March 1, 2004 and 13,000 Shares on June 1, 2004.   All or a portion of the Shares may be issued to A&M earlier upon the occurrence of certain events set forth in the Services Agreement.  Each Share will be convertible into 10 shares of the Company’s common stock, will have piggyback registration rights and will not be entitled to receive dividends.  Each of the Shares will have one vote, voting together with the common stock as a single class.  The Shares will have a standard non-participating liquidation preference upon liquidation of the Company’s assets or a sale of the Company.

          On March 6, 2003, as one of the first initiatives under the A&M engagement, 30 divisional and corporate support positions were eliminated.  These eliminations included several executive positions.

          The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements and ultimately to attain profitable operations.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources – Liquidity.

Sale of the Hamburger Hamlet Chain

          On May 10, 2002, the Company entered into an agreement (the “Hamlet Agreement”) to sell the Hamburger Hamlet Chain.  On August 9, 2002, the Company terminated the Hamlet Agreement in accordance with its terms. The purchaser under the Hamlet Agreement provided the Company notice that it did not believe that the Company’s termination notice was effective. The Company and the purchaser have continued to discuss the matter, including the negotiation of a potential new transaction with a subsidiary of the purchaser, but the parties have not been able to reach acceptable terms and no other action has been taken by either side and no new written agreement to sell the Hamburger Hamlet Chain to any party exists.

          As called for in the Note Agreement, the proceeds of any sale of the Hamburger Hamlet Chain would be used to prepay the Notes in accordance with the terms of the Note Agreement.

          There can be no assurance that a sale will be successfully completed. A prior agreement to sell the Hamburger Hamlet Chain to a different party was entered into on October 23, 2001 and terminated on February 6, 2002 in accordance with its terms.

Change of Control

          On December 29, 2000, Mr. Relyea acquired approximately 53.1% of the Company’s outstanding capital stock.  Mr. Relyea purchased 95,831,997 outstanding shares of common stock held by AIF II, L.P. for an aggregate consideration of $15,000 in cash.  After giving effect to the acquisition, Mr. Relyea owned approximately 53.7% of the outstanding capital stock of the Company.  Prior to effecting the acquisition, Foothill granted a waiver under the change of control provisions of the Old Credit Facility.  Mr. Relyea’s purchase did not trigger the change of control provisions of the Prandium Notes or the Old FRI-MRD Notes.  On January 26, 2001, a stockholder of the Company initiated a stockholder derivative suit arising out of Mr. Relyea’s purchase of the common stock.  In accordance with a Court approved settlement of this matter, the block of stock purchased by Mr. Relyea, together with the remainder of Prandium’s old common stock was canceled without consideration on July 2, 2002 pursuant to the Plan.  The cost of settlement was covered by insurance.

Sale of El Torito Division

          On June 28, 2000, the Company completed the sale of its El Torito restaurant division (the “El Torito Sale”) in a transaction with an adjusted enterprise value of approximately $129.5 million.  As a result of the El Torito Sale, the Company received, after a $0.7 million post-closing adjustment based on a closing balance sheet, $128.8 million, consisting of $114.0 million in cash, the assumption of $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, and $5.0 million initially deposited in escrow and subsequently released.  The Company recorded a pretax gain of $60.7 million in fiscal 2000 as a result of this transaction.  A portion of the net cash proceeds was used to pay indebtedness outstanding under the Old Credit Facility of $25.9 million. See “–– Sale of El Torito Division on June 28, 2000.”

1998 Merger

          On October 30, 1998, the Company acquired KKR by merger (the “Merger”).  In connection with the Merger, FRI-MRD issued $24 million aggregate face amount of the 14% FRI-MRD Notes for net proceeds of $21.7 million. The proceeds from the sale of the 14% FRI-MRD Notes were used to acquire all of the outstanding capital stock of Hamlet from KKR immediately prior to the consummation of the Merger (the “Hamlet Acquisition”). The Merger and the Hamlet Acquisition were accounted for as a purchase. Accordingly, the results of operations and financial position of KKR (including Hamlet) were combined with the results of operations and financial position of the Company’s operations from October 30, 1998 forward.

          After completion of the Merger, confusion between the Company’s prior name, Koo Koo Roo Enterprises, Inc., and the Koo Koo Roo restaurant concept led to numerous misunderstandings within the restaurant industry and among the Company’s stockholders, vendors and other audiences. As a result, the Company adopted its current name in April 1999.

Restaurant Operations

          The Company operated 172 restaurants primarily under the Chi-Chi’s, Koo Koo Roo and Hamburger Hamlet concepts at December 29, 2002.  The Chi-Chi’s restaurants serve moderately priced, high-quality Mexican food and a wide selection of alcoholic and non-alcoholic beverages. Koo Koo Roo restaurants are in the growing restaurant category of fast-casual restaurants that serve meals with the convenience and value associated with quick service, but the quality, freshness and variety associated with casual, full-service dining restaurants.  The Hamburger Hamlet restaurants are full-service casual dining restaurants offering an extensive variety of distinctive products.

          The average food check per person for Chi-Chi’s and Hamburger Hamlet (excluding alcoholic beverage sales) for 2002 was as follows:

Chi-Chi’s	$11.51
Hamburger Hamlet	10.43

The average transaction charge for Koo Koo Roo for 2002 was $  10.01.

          Chi-Chi’s restaurants generally contain from 5,000 to 10,600 square feet of floor space and accommodate approximately 200 to 400 guests in the restaurant and lounge. The Chi-Chi’s restaurants are typically located in freestanding buildings in densely populated suburban areas, and the Company believes their festive atmosphere and moderate prices are especially appealing to family clientele.  Koo Koo Roo restaurants generally contain from 2,700 to 3,100 square feet of floor space and accommodate approximately 75 to 85 guests.  Hamburger Hamlet restaurants generally contain from 5,500 to 10,000 square feet of floor space and accommodate approximately 165 to 290 guests in the restaurant and lounge.

Site Selection

          The selection of sites for any future new restaurants will be the responsibility of the senior management of Chi-Chi’s, Inc. (“Chi-Chi’s”) and KKR.  Typically, potential sites are brought to the attention of the Company by real estate brokers and developers familiar with the Company’s needs. Sites are evaluated on the basis of a variety of factors, including demographic data, land use and environmental restrictions, competition in the area, ease of access, visibility, availability of parking and proximity to a major traffic generator such as a shopping mall, office complex, stadium or university.

Employees

          At December 29, 2002, the Company had a total of 8,167 employees, of whom 7,475 were restaurant employees, 535 were field management and 157 were corporate personnel. Employees are paid on an hourly basis, except restaurant managers, corporate and field management and certain administrative personnel.  Restaurant employees include a mix of full-time and part-time, mostly hourly personnel, enabling the Company to provide services necessary during hours of restaurant operations.  The Company has not experienced any significant work stoppages and believes its labor relations are good.

Competition

          The restaurant business is highly competitive and is affected by changes in the public’s eating habits and preferences, population trends and traffic patterns and local and national economic conditions affecting consumer spending habits.  Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, attractiveness of facilities, advertising, name identification and restaurant location.  Each of the Company’s restaurants competes directly or indirectly with locally-owned restaurants, as well as with restaurants with national or regional images, many of which have greater financial, marketing, personnel and other resources than the Company.  The Company is required to respond to various factors affecting the restaurant industry, including changes in consumer preferences, tastes and eating habits, demographic trends and traffic patterns, increases in food and labor costs, competitive pricing and national, regional and local economic conditions.  The failure to compete successfully could have a material adverse effect on the Company’s financial condition and results of operations.

          The Company’s Chi-Chi’s restaurants have encountered increased competition in recent years from new Mexican full-service restaurants, emerging Mexican fast-casual restaurants and from restaurants offering Mexican food products as part of an overall casual dining concept.

          Koo Koo Roo restaurants operate in the fast-casual segment and compete with restaurants in the quick-service segment, both of which are highly competitive with respect to price, service and location.  In addition, the quick-service segment is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous competitors, including those in the casual dining, fast-casual and quick-service segments have introduced products, including products featuring chicken, that were developed to capitalize on growing consumer preference for food products that are, or are perceived to be, more healthful, nutritious, lower in calories and lower in fat content.  Management believes that Koo Koo Roo will be subject to increased competition from companies whose products or marketing strategies address these consumer preferences.

Government Regulation

          Each of the Company’s restaurants is subject to federal, state and local laws and regulations governing health, sanitation, environmental matters, safety, the sale of alcoholic beverages and regulations regarding hiring and employment practices.  The Company believes it has all licenses and approvals material to the operation of its business, and that its operations are in material compliance with applicable laws and regulations.

          The Company is subject to federal and state laws governing matters such as minimum wages, overtime and other working conditions.  Approximately 44% of the Company’s employees are paid at rates related to the minimum wage.  Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company’s labor costs.  This is especially true in California, where there is no tip credit.  The federal minimum wage is $5.15. In California, the state’s minimum wage was increased to $6.75 on January 1, 2002. No increases to the $5.15 federal minimum wage are currently scheduled for 2003.  In response to previous minimum wage increases, the Company has implemented various menu price increases.  An increase in the minimum wage that the Company could not completely recover from customers by raising prices could have a material adverse effect on the Company’s results of operations and financial position.

          The Company is also subject to both Federal and state regulations governing disabled persons’ access to its restaurant facilities, including the Americans with Disabilities Act (“ADA”), which became effective in January 1992.  If the ADA were interpreted to require a higher degree of accessibility for disabled persons than presently established, it could have a significant economic impact on the Company, inasmuch as such interpretation could require the Company, and the restaurant industry as a whole, to make substantial modifications to its restaurant facilities.

          Currently, the Company franchises and licenses 8 Chi-Chi’s restaurants internationally.  See “--Franchised and Licensed Restaurants.”  The Company believes the franchised restaurants are operating in material compliance with applicable laws and regulations governing such operations.

Trademarks and Service Marks

          The Company regards its trademarks and service marks as important to the identification of its restaurants and believes that they have significant value in the conduct of its business.  The Company has registered various trademarks and service marks with the United States Patent and Trademark Office.  In addition to its federal registrations, certain trademarks and service marks have been registered in various states and selected international markets in which the Company operates restaurants.  Also, many of the Company’s menus, training manuals, web sites and other printed manuals utilized in conjunction with its business are copyrighted.

Franchised and Licensed Restaurants

          On October 15, 1997, Chi-Chi’s entered into a binding term sheet agreement with its licensee, Chi-Chi’s International Operations, Inc. (“CCIO”), whereby the parties agreed to resolve various ongoing disputes.  Under the general provisions of the term sheet, (i) the rights to develop Chi-Chi’s restaurants throughout the world, except in areas of currently existing Chi-Chi’s franchises, were transferred back to Chi-Chi’s; (ii) CCIO must operate the existing international Chi-Chi’s restaurants for Chi-Chi’s in exchange for a fee equal to all royalties and fees payable from the international franchisees and licensees; (iii) CCIO has the right to convert existing international Chi-Chi’s restaurants to other concepts; and (iv) under certain conditions, Chi-Chi’s has the option to purchase

CCIO’s rights under the management arrangement. As a result of the term sheet, Chi-Chi’s will not receive any royalties or license fees from CCIO or the currently existing international Chi-Chi’s restaurant operations until Chi-Chi’s exercises its option to purchase the management agreement with CCIO.

          As described above, under existing license and other franchise agreements, 8 Chi-Chi’s restaurants are operated in international markets.  There were no franchise and license fees paid to the Company for the years ended December 29, 2002 and December 30, 2001. This compares to $101,000 for the year ended December 31, 2000, which was entirely related to franchisees of the El Torito Division prior to its sale.

Sale of El Torito Division on June 28, 2000

          On June 28, 2000, the Company completed the El Torito Sale in a transaction with an adjusted enterprise value of approximately $129.5 million.  At June 28, 2000, the El Torito Division operated 97 full-service restaurants and four fast-casual restaurants in eleven states and franchised and licensed eleven restaurants outside the United States. All but two full-service restaurants and none of the four fast-casual restaurants were included in the El Torito Sale.  As a result of the El Torito Sale, the Company received, after a $0.7 million post-closing adjustment based on a closing balance sheet, $128.8 million, consisting of $114.0 million in cash, the assumption of $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, and $5.0 million initially deposited in escrow and subsequently released.  The Company recorded a pretax gain of $60.7 million in fiscal 2000 as a result of this transaction.  A portion of the net cash proceeds was used to pay indebtedness outstanding under the Old Credit Facility of $25.9 million. In connection with the El Torito Sale, the Company and FRI-MRD have agreed, subject to certain limitations, to indemnify the buyer against certain losses if they occur, primarily related to events prior to the closing.  The buyer has agreed to indemnify the Company, with certain exceptions, for certain events occurring after the closing.

          The 95 full-service El Torito Division restaurants that were sold generated sales of $112,409,000 and operating income of $5,411,000 for the six months and two days ended June 27, 2000 (through the date of sale).  Such operating income included charges for allocated corporate general and administrative expenses of $2,889,000 for the six months and two days ended June 27, 2000.

          See Note 19 to the Company’s consolidated financial statements for financial disclosure relating to the Company’s operating segments.

Certain Risk Factors

The Company Has Substantial Leverage

          The Company currently has a significant amount of indebtedness, although reduced as a result of the Reorganization Case. The following chart shows certain important credit statistics as of the dates specified below:

	As of and for the Six Months Ended		As of and for the Year Ended December 30, 2001

	December 29, 2002	June 30, 2002

	($ in thousands)
Total long-term debt, including current portion	$55,072	$54,324	$235,238
Stockholders’ equity (deficit)	2,623	8,809	(162,654)
Deficiency of losses to cover fixed charges	(8,885)	(15,494)	(62,942)

This substantial indebtedness has important consequences.  For example, it:

•	increases the Company’s vulnerability to adverse general economic and industry conditions;

•	limits the Company’s ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•

requires the Company to dedicate a substantial portion of its cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and other general corporate requirements;

•	limits the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•	places the Company at a competitive disadvantage compared to its competitors that have less debt; and

•

subjects the Company to covenants that will restrict, among other things, its ability to borrow money, conduct affiliate transactions, lend or otherwise advance money to non-subsidiaries, pay dividends or advances and make certain other payments and, under its credit facility, require it to maintain specified financial ratios and earnings.

          Failure to comply with certain covenants in the Company’s debt instruments could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

The Company May Not Be Able to Service Debt

          The Company’s ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures will depend on its ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control.

          The Company can give no assurance that its business will generate sufficient cash flow from operations, that operating improvements will be realized or that future borrowings will be available in an amount sufficient to enable the Company to pay its indebtedness or to fund other liquidity needs.  If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, to sell selected assets or to reduce or delay planned capital expenditures.  Such measures may not be sufficient for the Company to service its debt.  In addition, there can be no assurance that any such financing, refinancing or sale of assets will be available on commercially reasonable terms or at all.  See MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources—Liquidity.”

The Company Has a History of Losses

          For the six months ended December 29, 2002 and June 30, 2002 and the years ended December 30, 2001 and December 31, 2000, the Company recorded net income (losses) of $(6.2) million, $184.9 million (including gain on extinguishment of debt of $191.4 million and reorganization items of $9.2 million), $(63.3) million and $(41.8) million, respectively.  For the same periods, the Company recorded operating losses of $3.3 million, $5.0 million, $ 34.7 million and $71.0 million, respectively. Although the Plan eliminated significant interest costs in the future and other strategic initiatives could result in improvements to operations, there can be no assurance that the Company will achieve profitable operations in the future.

The Company May Not Be Able to Sell the Hamburger Hamlet Chain

          The sale of the Hamburger Hamlet Chain still remains part of the Company’s capital restructuring strategy, and, therefore, the Company must find an acceptable purchaser.  There can be no guarantee that the Company will be able to sell the Hamburger Hamlet Chain on acceptable terms.

The Company May Not Be Able to Implement Future Growth and Financing Initiatives

          After development and implementation of short-term turnaround strategies and long-term stabilization strategies, the Company anticipates that its future business strategy will include improving existing Chi-Chi’s and Koo Koo Roo restaurants and potentially developing new restaurants, which may include future development, construction and renovation projects.  The extent and timing of any such projects will depend upon various factors, including available cash flow, restrictions under the Company’s debt instruments, the ability to obtain additional financing (including landlord contributions) and the availability of suitable locations, many of which are beyond the Company’s control.  In addition, the Company is subject to the risks inherent in any development activity, including, but not limited to, disruption of existing operations, delays in receipt of permits, licenses or other regulatory approvals, shortages of materials or skilled labor, work stoppages, and weather interferences, any of which could delay development or result in substantial cost increases.

The Company May Lose Key Personnel

          The Company’s success depends to a significant extent on retaining the services of its executive officers.  The Company does not maintain key man insurance.  The loss of the services of key employees (whether such loss is through resignation or other causes) or the inability to attract additional qualified personnel could have an adverse effect on the Company’s financial condition and results of operations.

The Company’s Independent Auditors Have Expressed Substantial Doubt About the Company’s Ability to Continue as a Going Concern

          The report of the Company’s independent auditors on the attached consolidated financial statements includes an explanatory paragraph stating that the Company’s comparable restaurant sales declines since the Closing Date, which have resulted in operating performance that is significantly lower than projected, among other circumstances, raise substantial doubt as to the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to the Company’s consolidated financial statements for a discussion of going concern matters.

Forward Looking Statements

          This document includes “forward looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act including, in particular, statements about the Company’s plans, strategies, and prospects.  When used in this document and the documents incorporated herein by reference, the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions are intended to identify in certain circumstances, forward looking statements.  Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved.  Important factors that could cause actual results to differ materially from the forward looking statements made in this document are set forth above and elsewhere in this document.  Given these uncertainties, the Company cautions against undue reliance on such statements or projections.  The Company does not undertake any obligation to update these forward looking statements or projections.  All forward looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the preceding cautionary statements.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Item 2.	PROPERTIES

          Of the 172 restaurants operated by the Company as of December 29, 2002, the Company owned the land and buildings for 19, owned the buildings and leased the land for 41 and leased both land and buildings for the remaining 112 restaurants.  The full-service restaurants are primarily free-standing units ranging from approximately 5,000 to 10,600 square feet.  KKR restaurants generally approximate 2,700 to 3,100 square feet.  Most of the leases provide for the payment of a base rental or approximately 5% to 6% of gross sales, whichever is greater, plus real estate taxes, insurance and other expenses.

          The leases (assuming exercise of all options) have terms expiring as follows:

Lease Expiration	Number of Restaurants

2003-2007	18
2008-2012	24
2013-2017	32
2018-2022	18
2023 and later	61

Total	153

          In addition, the Company owns a 43,120 square-foot building in Irvine, California which houses support personnel for the Company. Adjacent to this building, the Company completed construction in 2000 of a 4,000 square-foot research and development facility which houses the Company’s test kitchen and a quality assurance testing facility.  The Company also leases (i) 11,000 square feet of space in a building in Louisville, Kentucky which houses certain Chi-Chi’s support functions and (ii) various other smaller offices and warehouses.

          Substantially all of the Company’s assets are encumbered under the Credit Facility (other than Hamburger Hamlet’s capital stock).

          Approximately 23% of the Company’s restaurants are located in California.  Revenues are dependent on discretionary spending by consumers, particularly by consumers living in the communities in which the restaurants are located.  A significant weakening in any of the local economies in which the restaurants operate (particularly California) may cause the residents of such communities to curtail discretionary spending which, in turn, could have a material effect on the results of operations and financial position of the entire Company. The Company’s geographic concentration of restaurants could have a material adverse effect on its financial condition and results of operations.  The following table details the Company-operated restaurants by state of operation as of December 29, 2002:

	Chi-Chi’s	Koo Koo Roo	Hamburger Hamlet	Other	Total Number of Restaurants

California	0	29	10	0	39
Ohio	26	0	0	0	26
Pennsylvania	23	0	0	0	23
Michigan	13	0	0	0	13
Indiana	12	0	0	0	12
Wisconsin	10	0	0	0	10
Maryland	7	0	2	0	9
Virginia	6	0	2	0	8
Minnesota	6	0	0	0	6
New Jersey	6	0	0	0	6
Iowa	3	0	0	0	3
Kentucky	3	0	0	0	3
Massachusetts	3	0	0	0	3
West Virginia	3	0	0	0	3
Illinois	2	0	0	0	2
Connecticut	1	0	0	0	1
Delaware	1	0	0	0	1
Kansas	1	0	0	0	1
Nevada	0	0	0	1	1
New York	1	0	0	0	1
South Dakota	1	0	0	0	1

Total	128	29	14	1	172

          Not including restaurants sold as part of an operating division, during the past five years the Company has divested more than 80 restaurants, and the Company currently has a substantial portfolio of closed, subleased and assigned properties.  Because the ability of any particular acquiror to satisfy its obligations under any subleased or assigned lease depends on its ability to generate sufficient revenues in the acquired restaurant, there can be no assurance that the Company will not incur significant and unplanned costs in connection with such leases.  It is expected that ongoing divestment activities will add to this portfolio of closed, subleased and assigned properties.  From time to time, the Company has been required to reassume leases associated with these properties, but it has generally been able to relet them within a reasonable period of time.  As of December 29, 2002, the Company was attempting to lease six closed properties with an annual carrying cost of $1.0 million.  The failure to relet such properties on favorable economic terms, or at all, or increases in the carrying costs associated with such leases, could have a material adverse effect on the Company’s financial condition and results of operations.

Item 3.	LEGAL PROCEEDINGS

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          From September 15, 1986 (date of incorporation) through October 30, 1998, there was no established public trading market for the Company’s common stock.  Commencing November 2, 1998 with the consummation of the Merger, and continuing until February 1, 1999, the Company’s common stock traded in, and was listed for quotation through, the National Association of Securities Dealers Automated Quotation System (“Nasdaq”) National Market.  On February 2, 1999, the Company’s common stock began trading in the NASD Over-the-Counter Bulletin Board Market. On July 2, 2002, the Company’s common stock and trading symbols (PDIM and PDIMQ) were canceled and delisted as part of the Reorganization Case.  Beginning July 17, 2002, the Company’s new common stock has traded under the symbols PRDMV and PRDM on the NASD Over-the-Counter Bulletin Board Market.

          The following table sets forth for the periods identified the high and low closing price of the Company’s common stock, as reported by the Over-the-Counter Bulletin Board Market.

	High	Low

Year Ended December 2001
First Quarter	$0.1450	$0.0220
Second Quarter	$0.0600	$0.0290
Third Quarter	$0.0350	$0.0160
Fourth Quarter	$0.0250	$0.0062
Year Ended December 2002
First Quarter	$0.0110	$0.0030
Second Quarter	$0.0100	$0.0001
Third Quarter	$3.0000	$0.0012
Fourth Quarter	$1.1500	$0.3000

          At March 21, 2003, there were 26 stockholders of record of the Company’s new common stock.

          The Company has not paid cash dividends to holders of the Company’s common stock since its incorporation.  The Company has retained, and expects to continue to retain, all available earnings, if any, generated by its operations for the maintenance, development and growth of its business, and does not anticipate paying dividends on the Company’s common stock in the foreseeable future.  In addition, each of (i) the note agreement governing the Notes and (ii) the Credit Facility, restricts or prohibits the Company’s ability to pay dividends.

Recent Sales of Unregistered Securities

          In connection with the Plan consummated on July 2, 2002, the 9 3/4% Prandium Notes were cancelled in exchange for all 5,000,000 shares of the new common stock of the Company.  The shares of the Company’s new common stock were issued pro rata to the holders of the 9 3/4% Prandium Notes without registration pursuant to Section 3(a)(9) of the Securities Act of 1933 and Section 1145(a) of the United States Bankruptcy Code.  The Company had no contract, arrangement or understanding relating to, and did not, directly or indirectly, pay any commission or other remuneration to any broker, dealer, salesperson, agent or any other persons for soliciting votes to exchange or reject the Plan or for soliciting any exchange of the 9 3/4% Prandium Notes.

Item 6.	SELECTED FINANCIAL DATA (1)
($ in thousands, except per share amounts)

Successor Company	Predecessor Company

As of and for the Six Months Ended December 29, 2002	For the Six Months Ended June 30, 2002	As of and for the Years Ended

December 30, 2001	December 31, 2000	December 26, 1999	December 27, 1998

Statement of Operations Data:
Sales	$121,792	$135,389	$289,870	$424,632	$536,579	$472,653
Cost of Sales:
Product cost	30,237	33,850	76,631	113,278	141,881	126,788
Payroll and related costs	43,860	48,148	103,781	152,670	190,772	165,207
Occupancy and other operating expenses	34,697	37,778	83,932	116,065	139,153	125,177
Depreciation and amortization	5,133	6,085	15,691	22,852	28,031	22,916
General and administrative expenses	7,106	8,765	22,099	27,834	32,742	27,417	(2)
Opening costs	—	1	354	762	2,879	3,345
Loss on disposition of properties, net	841	654	1,449	4,104	5,265	7,993
Gain on sale of division	—	—	—	60,729	(1)	—	—
Provision for divestitures and write-down of long-lived assets	3,018	2,757	17,043	58,027	484	27,661
VCU termination expense (3)	—	—	—	—	—	4,223
Restructuring costs	167	2,316	3,610	—	—	—
Interest expense, net	5,618	10,529	28,222	30,841	31,371	24,659
Gain on extinguishment of debt	331	191,385	—	—	—	—
Reorganization items	—	9,214	—	—	—	—
Income tax provision (benefit)	(2,368)	187	335	700	492	400

Net income (loss)	$(6,186)	$184,918	$(63,277)	$(41,772)	$(36,491)	$(63,133)

Net Income (loss) per share-basic and diluted	$(1.24)	$1.03	$(0.35)	$(0.23)	$(0.20)	$(0.48)

Weighted average shares outstanding - basic and diluted	5,000,000	180,380,513	180,380,513	180,380,513	180,380,513	131,309,797

Balance Sheet Data:
Working capital deficiency	$(18,914	)(6)	$(261,219	)(5)(6)	$(12,265)	$(28,415	)(7)	$(74,116)
Current assets	24,309	(6)	65,738	(6)	63,040	67,613	35,790
Total assets	108,000	173,882	220,512	286,633	348,186
Current liabilities	43,223	326,957	(5)	75,305	96,028	109,906
Non-current portion of long-term debt, including capitalized lease obligations	54,646	(4)	967	235,696	237,871	(8)	237,151
Common stockholders’ equity (deficit)	2,623	(162,654)	(99,377)	(57,605)	(21,137
Selected Consolidated Financial Ratios and Other Data:
EBITDA (9)	$5,892	$6,848	$3,427	$14,785	$32,031	$28,064
Net income (loss)	(6,186)	184,918	(63,277)	(41,772)	(36,491)	(63,133)
Net cash provided by (used in) operating activities	3,674	(73)	(8,725)	(17,760)	(1,202)	(2,495)
Capital expenditures	1,124	1,064	5,483	15,622	30,335	27,691
Net cash provided by (used in) investing activities	(2,652)	8,905	(14,737)	89,632	(32,081)	(41,760)
Net cash provided by (used in) financing activities	(560)	(30,706)	(2,061)	(21,967)	19,176	29,444
Deficiency of losses to cover fixed charges (10)	(8,885)	(15,494)	(62,942)	(101,801)	(35,999)	(62,733)
Restaurants open at end of period	172	176	190	203	308	314
Ratio of EBITDA to interest expense, net	1.05	x	0.65	x	0.12	x	0.48	x	1.02	x	1.14	x

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

(3)

Compensation expense of $4.2 million was recorded in the fourth quarter of 1998 in connection with the termination of the Company’s Value Creation Units (“VCU”) Plan.  Such expense consisted of a $4 million cash payment and approximately $0.2 million for the intrinsic value of stock options granted on December 9, 1998 in connection with the termination of awards under the Value Creation Units Plan.  The stock options were fully vested options to purchase up to, in the aggregate, 3% of the fully diluted common stock of the Company immediately following the Merger (including shares to be reserved for issuance under the Company’s 1998 Stock Incentive Plan).  Such options had a per share strike price of $.50 and were not exercisable for a period of 90 days after issuance.  These options were cancelled on July 2, 2002 when the Plan was consummated.

(4)

Includes the Notes issued on July 2, 2002 upon consummation of the Plan. Although the Notes had an initial face value of $59 million and have a stated interest rate of 12%, for financial reporting purposes, the Notes were recorded at a fair market value of $52,935,000 based on a discount rate of 16.6%.

(5)

The Company elected not to pay the semi-annual interest payments due January 31, 2001 and July 31, 2001 and the principal and interest due January 24, 2002 on the Old FRI-MRD Notes. The Company also elected not to pay the semi-annual interest payments due February 1, 2001 and August 1, 2001 and the principal and interest due February 1, 2002 on the Prandium Notes.  Under the terms of the note agreements governing the Old FRI-MRD Notes and the indentures governing the Prandium Notes, these non-payments became Events of Default and the holders of all such debt became entitled to certain rights, including the right to accelerate the debt.  As a result of these Events of Default, the Company classified all debt outstanding (approximately $233.4 million) under the Old FRI-MRD Notes and the Prandium Notes as current in the consolidated balance sheet at December 30, 2001.

(6)

Includes the impact of the classification of $11,891,000 and $15,844,000 in property held for sale related to the Hamburger Hamlet Chain as a current asset in the 2002 and 2001 consolidated financial statements, respectively.

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

(9)

EBITDA is defined as earnings (loss) before opening costs, loss on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, interest, taxes, reorganization items, depreciation and amortization and gain on extinguishment of debt.  The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer’s historical ability to service debt.  EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

A reconciliation of cash flow provided by (used in) operating activities to EBITDA (as defined) follows ($ in thousands):

	Six Months Ended			For the Years Ended

	December 29, 2002	June 30, 2002	Full Year 2002	December 30, 2001	December 31, 2000	December 26, 1999	December 27, 1998

Cash flow provided by (used in) operating activities	$3,674	$(73)	$3,601	$(8,725)	$(17,760)	$(1,202)	$(2,495)
Reconciling items:
Opening costs	—	1	1	354	762	2,879	3,001
Restructuring costs	167	2,316	2,483	3,610	—	—	—
Reorganization items	—	676	676	—	—	—	—
VCU expense	—	—	—	—	—	—	4,036
Interest expense, net	5,618	10,529	16,147	28,222	30,841	31,371	24,659
Tax provision (benefit)	(2,368)	187	(2,181)	335	700	492	400
Amortization of debt issuance costs	(123)	(6)	(129)	(455)	(1,102)	(1,550)	(1,250)
Accretion of interest	(1,432)	—	(1,432)	—	—	(6,954)	(8,757)
Increase (decrease) in current assets	(2,890)	(493)	(3,383)	2,421	(2,167)	(1,372)	696
(Increase) decrease in current liabilities	3,246	(6,289)	(3,043)	(22,335)	3,511	8,367	7,774

EBITDA	$5,892	$6,848	$12,740	$3,427	$14,785	$32,031	$28,064

(10)

For the periods presented, the Company’s losses prevented coverage of the fixed charges by the amounts disclosed.  For the purposes of calculating the deficiency of earnings (losses) to fixed charges (i) earnings (losses) represent income (loss) before income taxes, fixed charges, reorganization items, gain on sale of division and gain on extinguishment of debt and (ii) fixed charges consist of interest on all indebtedness, interest related to capital lease obligations and amortization of debt issuance costs and discounts relating to indebtedness.

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

•	the availability of adequate working capital;

•	the development of successful marketing strategies for each of the Company’s concepts;

•	the ability of the Company to sell the Hamburger Hamlet Chain on acceptable terms;

•	the effect of national and regional economic conditions;

•	competitive products and pricing;

•	changes in legislation;

•	demographic changes;

•	the ability to attract and retain qualified personnel;

•	changes in business strategy or development or divestment plans;

•	business disruptions;

•	changes in consumer preferences, tastes and eating habits;

•	increases in food and labor costs; and

•	increases in utility or fuel costs and the impact of potential utility interruptions.

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

          Fresh Start Reporting.  As a result of the confirmation of the Plan and pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization,” the Company qualified for fresh start reporting as of July 2, 2002.  Under fresh start reporting, all assets and liabilities were restated to the current value of the reorganized entity to approximate the Company’s fair value at the date of reorganization.  The fresh start reporting reorganization value of $8.8 million was determined by considering many factors and various valuation methods, including a discounted cash flow analysis using projected five-year financial information, selected publicly traded company market multiples of certain companies whose operating businesses are viewed to be similar to the Company’s operating business, and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company’s business and industry.  The determination of reorganization value and the appraisal of the Company’s long-term assets in connection with the adoption of fresh start reporting both required estimates and judgments of matters inherently uncertain. Different assumptions and estimates could have generated different results from those reflected in the consolidated financial statements.Any difference between the Company’s cash flow projections and actual results following the consummation of the Plan will not alter the determination of the fresh start reorganization equity value because the determination of the reorganization value is not contingent upon the Company achieving the projected results or meeting any of the other factors considered by the Company.  Accordingly, there can be no assurance that the values reflected in the reorganization value will be realized, and actual results could vary materially.  Moreover, the value of the Company’s common stock may, and currently does, differ materially from the reorganization value.

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

          Insurance Reserves.  Insurance liabilities and reserves are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not yet been reported.  These estimates rely on actuarial calculations of ultimate loss experience for similar historical events and an estimate of incurred but not reported claims.  The Company’s insurance reserves totaled $7,532,000 at December 29, 2002.  Management continually evaluates the potential for changes in loss estimates, both positive and negative, and uses the results of these evaluations to adjust recorded provisions and reserves.

          Divestment Reserves.  The Company makes decisions to close restaurants based on their cash flows and anticipated future profitability.  Prior to the adoption of FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), losses on disposition of properties were recognized when a commitment to divest a restaurant property is made by the Company and include estimated carrying costs through the expected disposal date.   As a result of the adoption of SFAS 146, future losses on disposition of properties will be recognized when incurred. These divestment charges represent a liability for the net present value of any remaining lease obligations, including executory costs, after the expected closure dates, net of estimated sublease income, if any.  These estimates of future costs often require significant judgments and estimates by management and could be materially affected by factors such as the Company’s ability to secure subleases and the Company’s success at negotiating early termination agreements with lessors.  While management believes the current estimates of future liabilities are adequate, it is possible that future events could require the Company to make significant adjustments for revisions to these estimates.

Liquidity and Capital Resources

          Liquidity

          Cash needs are being funded by available cash balances and cash provided by operating activities, supplemented by borrowings under the Credit Facility (limited to $3.0 million of cash borrowings at March 21, 2003).  As described below, the Company filed a Reorganization Case to confirm the Plan with the Bankruptcy Court.  The Plan was confirmed by the Bankruptcy Court on June 20, 2002 and consummated on July 2, 2002.

          The Company has experienced comparable restaurant sales declines in each of its concepts since the Closing Date.  These sales declines have resulted in operating performance that is significantly lower than projections included as part of the Plan. As a result of this operating performance, the Company has supplemented its cash flow from operations with borrowings under the Credit Facility.  The sales declines and depressed operating performance have continued into the first quarter of 2003.  Should the Company’s operating results not improve and the Company be unable to meet its financial covenants or, if necessary, obtain waivers or amendments to the Credit Facility, the Company’s financial condition and results of operations could be materially adversely affected.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

          Statement of Cash Flows.  For the year ended December 29, 2002, net cash provided by operating activities was $3.6 million compared to $8.7 million used in operating activities for the year ended December 30, 2001.  This $12.3 million change was due to the $11.5 million increase in cash received from customers, franchisees and licensees net of cash paid to suppliers and employees and a $1.2 million reduction in restructuring costs and reorganization items paid.  For 2002, net cash provided by investing activities was $6.3 million as compared to $14.7 million used in investing activities in 2001.  This $21.0 million change was due to a $3.3 million decrease in capital expenditures and a $20.8 million change in restricted cash activity (net cash collateral increase of $7.9 million in 2001 and net cash collateral and escrow release of $12.9 million in 2002), partially offset by a $3.2 million reduction in proceeds from disposal of property and equipment.  For 2002, net cash used in financing activities was $31.3 million compared to $2.1 million used in financing activities in 2001. This change was primarily due to the payment of $30.0 million to the holders of the Old FRI-MRD Notes in accordance with the Plan.

          For the year ended December 30, 2001, net cash used in operating activities was $8.7 million compared to $17.8 million for the year ended December 31, 2000.  Interest paid decreased by $30.3 million from 2000 to 2001 due to the failure to make the interest payments on the Prandium Notes and the Old FRI-MRD Notes.  This change was partially offset by a $18.1 million decrease in cash received from customers, franchisees and licensees as compared to cash paid to suppliers and employees from 2000 to 2001 and $3.7 million in restructuring costs.  For 2001, net cash used in investing activities was $14.7 million as compared to net cash provided by investing activities of $89.6 million in 2000. This change was primarily due to net proceeds received from the El Torito Sale of $111.7 million in 2000 along with an increase in restricted cash of $7.9 million, partially offset by a reduction in capital expenditures of $10.1 million.  For 2001, net cash used in financing activities was $2.1 million compared to $22.0 million used in financing activities in 2000, including $21.9 million in repaid working capital borrowings.

          EBITDA.  For the year ended December 29, 2002, the Company reported EBITDA (defined as earnings (loss) before opening costs, loss on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, restructuring costs, reorganization items, interest, taxes, depreciation and amortization and gain on extinguishment of debt) of $12.7 million, compared to $3.4 million for 2001. See calculations in Item 6, "Selected Financial Data." The increase in EBITDA of $9.3 million was primarily the result of:  (i) a $4.4 million increase in the EBITDA attributable to the Chi-Chi’s restaurants; (ii) a $1.7 million increase in the EBITDA attributable to the Koo Koo Roo restaurants; (iii) an $836,000 decrease in the EBITDA attributable to the Hamburger Hamlet Chain; and (iv) $4.0 million of previously unallocated general and administration expenses that have been eliminated.

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

          The Company had a working capital deficiency of $18.9 million on December 29, 2002. This amount includes property held for sale of approximately $11.9 million.

          The following represents a comprehensive list of the Company’s contractual obligations and commitments ($ in thousands):

	Payments Due by Period

	Total	2003	2004	2005	2006	2007	Thereafter

Long-term debt (at stated rate), including capitalized lease obligations	$79,397	$426	$241	$77,465	$1,142	$123	$0
Operating leases	114,686	24,840	21,568	18,672	13,188	11,384	25,034

Total contractual cash obligations	$194,083	$25,266	$21,809	$96,137	$14,330	$11,507	$25,034

          The Company currently has a substantial portfolio of subleased and assigned properties.  Because the ability of any particular sub-lessee or assignee to satisfy its obligations under any subleased or assigned lease depends on its ability to generate sufficient revenues in the acquired restaurant, there can be no assurance that the Company will not incur significant and unplanned costs in connection with such leases.  The Company’s maximum theoretical future exposure at December 29, 2002, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $51,514,000.  Approximately $24,639,000 of this amount, related to subleased properties, is included in the $114,686,000 of total operating lease payments in the preceding table of payments due by period.  The remaining $26,875,000 of this amount is for assigned properties.  The maximum theoretical future exposure does not take into consideration any mitigating measures the Company could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the lease by negotiating a lump sum payment to the landlord less than the sum of all remaining future rents.

          On July 2, 2002, Prandium, FRI-MRD, Chi-Chi’s, KKR, and certain of their subsidiaries became guarantors of the Credit Facility with Foothill. The term of the guarantee is four years.  However, the Credit Facility is subject to early termination on January 1, 2005 if, on or before January 1, 2005, the maturity date of the Notes has not been extended to October 2, 2006 or later.  The maximum potential amount of future payment the guarantors could be required to make under the guarantee is $15,000,000, assuming that the Company borrowed the full amounts available under the revolver and letter of credit components of the Credit Facility.  At March 21, 2003, approximately $9.8 million of letters of credit and $1 million of working capital borrowings were outstanding under the Credit Facility.

          In addition, Chi-Chi’s, is a guarantor on six operating leases for Chi-Chi’s restaurants operated by various subsidiaries of Chi-Chi’s.  FRI-MRD and KKR are guarantors on operating leases for seven restaurants and one restaurant, respectively, which have been subleased to other parties. The terms of these guarantees run through the lease term for each property.  The maximum potential aggregate amount of future payment that could be required to be made under these guarantees is $3,757,000. Of this amount, $1,757,000 is included in the $51,514,000 of maximum theoretical future exposure noted above and $1,979,000 is included in the $114,686,000 of total operating lease payments in the table of payments due by period above.

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

          Also under the Plan, the 9 3/4% Prandium Notes were cancelled in exchange for all 5,000,000 shares of the new common stock of Prandium, and stock options to purchase up to an additional 444,070 shares at an exercise price of $1.90 per share were granted to certain members of management.  The 10 7/8% Prandium Notes were cancelled without receiving any consideration. The old common stock of Prandium was also cancelled without receiving any consideration.

          In accordance with the Plan, at the Closing the Company, among other things, entered into the Note Agreement, revised Prandium’s charter and By-laws and the charter of FRI-MRD, entered into the Credit Facility with Foothill to replace the Old Credit Facility with Foothill, and initially designated four of Prandium’s five-member board of directors.  Under the Plan, the Representative has the right to initially designate one individual to a currently vacant position on the board of directors of Prandium.  The Representative’s right to nominate one individual for election to the board of directors continues until the Notes are paid in full pursuant to the Plan and a nominating agreement entered into with Prandium and certain of Prandium’s common stockholders. As of March 21, 2003, the Representative had not yet designated a director.

          The Plan did not involve any of Prandium’s or FRI-MRD’s operating subsidiaries.  The claims of employees, general unsecured creditors (other than noteholders) and secured creditors, other than holders of the 14% FRI-MRD Notes, were not impaired under the Plan.

          2.     Credit Facility.  On July 2, 2002, the Company entered into the four-year Credit Facility to provide for the ongoing working capital needs of the Company.  The Credit Facility includes anniversary fee provisions which call for payments of $150,000 at the first year anniversary, $300,000 at the second year anniversary and $450,000 at the third year anniversary, respectively.  In addition, the Credit Facility is subject to early termination on January 1, 2005 if, on or before January 1, 2005, the maturity date of the Notes (or any refinancing of the Notes) has not been extended to October 2, 2006 or later.  The Credit Facility replaces the Old Credit Facility and provides for up to $4 million in revolving cash borrowings and up to $15 million in letters of credit (less the outstanding amount of revolving cash balances). As of March 21, 2003, the Credit Facility includes a $1 million reserve against both the revolving cash borrowings and letter of credit limits that prohibits the Company from borrowing the full amounts available under the revolver and letter of credit components of the Credit Facility. The $1 million reserve is to be released at the 270-day anniversary of the Closing Date. In addition, any borrowings are subject to restrictions based on a borrowing base calculation in the Credit Facility.  The Credit Facility is secured by substantially all of the real and personal property of the Company and contains customary restrictive covenants, including the maintenance of certain financial ratios.  Among other things, the covenants restrict the Company’s ability to incur debt, pay dividends on or redeem capital stock, make certain types of investments, make dispositions of assets and engage in mergers and consolidations.  In addition, a change in ownership of 30% or more of the Company’s common stock, with certain permitted exceptions, is prohibited.  The Company was in compliance with all financial ratios at December 29, 2002.

          Approximately $9.9 million of letters of credit were outstanding under the Credit Facility as of December 29, 2002 with approximately $9.8 million outstanding as of March 21, 2003.  Such outstanding letters of credit, in large part, provide security for future amounts payable under the Company’s workers’ compensation insurance program and under Kevin S. Relyea’s severance agreement.   Working capital borrowings of $1 million were outstanding under the Credit Facility as of December 29, 2002 and March 21, 2003.

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

          Sale of the Hamburger Hamlet Chain.  On May 10, 2002, the Company entered into the Hamlet Agreement to sell the Hamburger Hamlet Chain.  On August 9, 2002, the Company terminated the Hamlet Agreement in accordance with its terms. The purchaser under the Hamlet Agreement provided the Company notice that it did not believe that the Company’s termination notice was effective.  The Company and the purchaser have continued to discuss the matter, including the negotiation of a potential new transaction with a subsidiary of the purchaser, but the parties have not been able to reach acceptable terms and no other action has been taken by either side and no new written agreement to sell the Hamburger Hamlet Chain to any party exists.

          As called for in the Note Agreement, the proceeds of any sale of the Hamburger Hamlet Chain would be used to prepay the Notes in accordance with the terms of the Note Agreement.

          Prior to a sale of the Hamburger Hamlet Chain, the Note Agreement requires that the excess cash flow generated by the Hamburger Hamlet Chain be used to prepay the Notes.  In accordance with this provision and contractual extra reductions, $566,000 for the second quarter of 2002, $425,000 for the third quarter of 2002 and $422,000 for the fourth quarter of 2002, was used to prepay $747,000, $551,000 and $531,000, respectively, principal amount of the Notes. There can be no assurance that a sale will be successfully completed.  A prior agreement to sell the Hamburger Hamlet Chain to a different party was entered into on October 23, 2001 and terminated on February 6, 2002 in accordance with its terms.

          Other.  The State of Delaware sent the Company a notice dated July 29, 2002 that requested compliance with Delaware’s escheat (unclaimed property) laws.  The Company and certain of its subsidiaries have entered into voluntary disclosure agreements with Delaware which allowed the Company to file unclaimed property reports for the years 1991 through 1996, plus the current report for 1997, on March 1, 2003.  Reports for years prior to 1991 and any penalties and interest will be waived.  The Company paid approximately $340,000  in connection with those reports.  Additional amounts potentially due to other states by the Company or on behalf of certain divested businesses are accrued in the Company’s consolidated balance sheet.

Capital Resources

          Net cash provided by investing activities was $6.3 million for the year ended December 29, 2002, including $2.2 million used for capital expenditures, as compared to net cash used in investing activities of $14.7 million for fiscal 2001 and net cash provided by investing activities of $89.6 million for fiscal 2000. The change in net cash provided by (used in) investing activities for 2002 as compared to 2001 and 2000 was  primarily due to (i) a decrease in restricted cash of $12.9 million in 2002, (ii) net proceeds from the completion of the El Torito Sale in 2000 and (iii) lower capital expenditures in 2002 and 2001.  The $2.2 million of capital expenditures for fiscal 2002 were used to repair and replace equipment in the normal course of business.

          Capital expenditures of up to approximately $4.3 million have been identified for fiscal 2003, primarily related to maintaining existing open and operating restaurants. Actual capital expenditures for fiscal 2003 will be dependent on restrictions under the Company’s debt instruments and the availability of the required funds.

Results of Operations

          As used herein, “comparable restaurants” are restaurants operated by the Company for at least eighteen months and that continued operating through the last day of the later year being compared.

Fiscal year 2002 as compared to fiscal year 2001

          As a result of the consummation of the Plan and the Company’s emergence from bankruptcy, the results of operations since the Closing Date are not comparable to those prior to the Closing Date. For certain key operating elements of the statement of operations, however, the following analysis of a comparison of 2002’s operations (six months of Successor Company plus six months of Predecessor Company) to 2001’s operations of the Predecessor Company is provided.  Where there is a lack of comparability of results, such as for depreciation and amortization and interest expense, that fact is noted.

          Total sales of $257,181,000 for 2002 decreased by $32,689,000 or 11.3% as compared to 2001.  The decrease was the result of (i) declines in comparable restaurant sales for Koo Koo Roo, Chi-Chi’s and Hamburger Hamlet and (ii) sales decreases for restaurants sold or closed, slightly offset by sales from a new restaurant.  The breakdown of the sales decrease for 2002 is detailed below:

2002 Sales Decrease

($ in thousands)
Decrease in Sales of Comparable Restaurants	$(18,603)
Decrease in Sales from Restaurants Sold or Closed	(14,213)
Sales from a New Restaurant	127

$(32,689)

          Overall sales for comparable restaurants in 2002 were $252,856,000, which were $18,603,000 or 6.9% unfavorable when compared to 2001.  Comparable sales in 2002 for Chi-Chi’s were $186,107,000, which were $13,122,000 or 6.6% unfavorable to 2001.  Koo Koo Roo’s comparable sales were $36,621,000 in 2002, which were $3,238,000 or 8.1% unfavorable to 2001.  Comparable Hamburger Hamlet sales of $30,128,000 in 2002 were $2,243,000 or 6.9% unfavorable to 2001.

	2002 Comparable Sales Decrease

	Amount	Percent

	($ in thousands)
Comparable Chi-Chi’s	$(13,122)	(6.6)%
Comparable Koo Koo Roo	(3,238)	(8.1)
Comparable Hamburger Hamlet	(2,243)	(6.9)

	$(18,603)	(6.9)%

          Sales for comparable restaurants declined in 2002 as compared to 2001 for each of the Company’s restaurant concepts.  These sales declines have continued in the first quarter of 2003 and have been exacerbated by harsh winter weather in the Company’s Midwest and East Coast restaurants. In spite of this issue, the Company reported an improvement in operating income (loss) and EBITDA during 2002 as compared to 2001 due to various reductions in costs.  If sales for comparable restaurants do not improve in the future, cost reductions may not be available to continue to offset the impact of declining sales and a reduction in operating cash flow could result.  This could cause a risk to the Company’s ability to comply with the terms of its financing agreements, including financial ratios.

          Product costs of $64,087,000 for 2002 decreased by $12,544,000 or 16.4% as compared to 2001.  Product costs as a percentage of sales decreased from 26.4% in 2001 to 24.9% in 2002, a savings of approximately $3,239,000 or 25.8% of the total decrease.  Product costs as a percentage of sales decreased because most commodity prices were favorable for Chi-Chi’s and turkey and grocery pricing was favorable for Koo Koo Roo.   The remainder of the decrease in product costs was the result of lower sales in comparable restaurants and the closure of 18 restaurants throughout 2002.

          Payroll and related costs of $92,008,000 for 2002 were $11,773,000 or 11.3% favorable to 2001.  As a percentage of sales, payroll and related costs remained flat at 35.8% in 2002 and 2001.  Efficiencies in Chi-Chi’s were offset by the higher cost of workers’ compensation insurance as the Company was required to insure under a guaranteed cost program in 2002 because of its financial restructuring process.  All other decreases were the result of lower comparable sales and the closure of restaurants.

          The Company is subject to federal and state laws governing matters such as minimum wages, overtime and other working conditions.  Approximately 44% of the Company’s employees are paid at rates related to the minimum wage.  Therefore, increases in the minimum wage or decreases in the allowable tip credit (tip credits reduce the minimum wage that must be paid to tipped employees in certain states) increase the Company’s labor costs.  This is especially true in California, where there is no tip credit.  The federal minimum wage is $5.15.  In California, the state’s minimum wage was increased to $6.75 on January 1, 2002. No increases to the $5.15 federal minimum wage are currently scheduled for 2003.  In response to previous minimum wage increases, the Company has implemented various menu price increases.

          Occupancy and other operating expenses of $72,475,000 in 2002 were $11,457,000 or 13.7% favorable to 2001.  As a percentage of sales, occupancy and other operating expenses decreased from 29.0% in 2001 to 28.2% in 2002.  The closure of 18 additional restaurants during 2002 improved rent expense by $2.3 million.  The remainder of the decrease was the result of reduced variable expenses related to lower sales, offset by the higher cost of general liability insurance.

          Depreciation and amortization of $11,218,000 for 2002 decreased by $4,473,000 or 28.5% as compared to 2001 due to the impact of the 18 restaurants closed since the beginning of 2002, the reduced depreciable basis from the impairment write-down of certain long-lived assets and the adoption of fresh start accounting.

          General and administrative expenses of $15,871,000 in 2002 were $6,228,000 or 28.2% lower than 2001.  As a percentage of sales, general and administrative expenses decreased from 7.6% in 2001 to 6.2% in 2002.  This decrease reflects the full year impact of staffing cuts begun at the end of 2001.  Additionally, no corporate level bonus was accrued in 2002, a savings of approximately $1.3 million over 2001.

          Opening costs are incurred in connection with the opening or remodeling of a restaurant and are principally related to stocking the restaurant and training its staff.  Opening costs of $1,000 in 2002 decreased $353,000 or 99.7% from 2001 as the Company halted all new opening and major remodel programs.

          The Company reported a loss on disposition of properties of $1.5 million for 2002 compared to a loss of $1.4 million in 2001.  These amounts reflect losses associated with restaurant divestments and closures.  In addition, the Company’s reserve for carrying costs of closed properties increased $0.3 million in 2002 and $1.2 million in 2001.

          During 2002, the Company recorded a $5,775,000 provision for divestitures and write-down of long-lived assets consisting of (i) $250,000 for the write-off of a Chi-Chi’s liquor license, (ii) $979,000 for lease terminations and other divestment costs (iii) $5,026,000 to write down the assets and liabilities of the Hamburger Hamlet Chain to their estimated net realizable value and (iv) $16,000 to write down certain other long-lived assets to their net realizable value.  The Company also evaluated its divestment reserves and $496,000 previously recorded in conjunction with the provision for divestitures was reversed.

          At December 29, 2002, the assets and liabilities of the Hamburger Hamlet Chain were written down to their estimated net realizable value of $11,891,000 and classified as property held for sale in the 2002 consolidated balance sheet.  As noted above, this amount reflects write-downs of $3,052,000 and $1,974,000, which are reported in the provision for divestitures and write-down of long-lived assets in the accompanying consolidated statements of operations for the six months ended December 29, 2002 and June 30, 2002, respectively.

          The Company reported restructuring costs of $2,483,000 for 2002.  These costs were primarily related to amounts paid to legal and financial advisors in connection with the Company’s debt and capital restructuring.

          Interest expense, net of $16,147,000 for 2002 decreased by $12,075,000 or 42.8% as compared to 2001 primarily resulting from reduced interest expense due to the filing of the Reorganization Case on May 6, 2002.

          The Company recorded a gain on extinguishments of debt of $191,385,000 in connection with the Closing and additional gains of $189,000 and $142,000 in the third and fourth quarters of 2002, respectively, related to prepayments of the Notes from excess cash flow generated by the Hamburger Hamlet Chain.

          The Company reported reorganization items of $9,214,000 in connection with the Closing.  The reorganization items include a fresh start adjustment of $9,883,000, reduced by legal and professional fees incurred during the pendency of the Reorganization Case.

Fiscal year 2001 as compared to fiscal year 2000

          Total sales of $289,870,000 for 2001 decreased by $134,762,000 or 31.7% as compared to 2000.  The decrease was the result of: (i) the sale of the El Torito Division on June 28, 2000; (ii) sales decreases for restaurants sold or closed, other than those included in the sale of the El Torito Division; (iii) declines in comparable restaurant sales for Koo Koo Roo, Chi-Chi’s and Hamburger Hamlet;  and (iv) the absence of sales related to having 52 weeks of operations in fiscal 2001 versus 53 weeks of operations in fiscal 2000, partially offset by sales from new restaurants.  The breakdown of the sales decrease for 2001 is detailed below:

2001 Sales Decrease

($ in thousands)
Decrease in Sales from the Sale of the El Torito Division	$(112,409)
Decrease in Sales from Restaurants Sold or Closed other than Those included in the Sale of the El Torito Division	(12,285)
Decrease in Sales of Comparable Restaurants	(6,833)
Sales From Extra Week of Operations in 2000	(4,881)
Sales from New Restaurants	1,646

$(134,762)

          Overall sales for comparable restaurants in 2001 were $278,972,000, which were $6,833,000 or 2.4% unfavorable when compared to 2000.  Comparable sales in 2001 for Chi-Chi’s were $204,594,000, which were $2,495,000 or 1.2% unfavorable to 2000.  Koo Koo Roo’s comparable sales were $42,007,000 in 2001, which were $4,254,000 or 9.2% unfavorable to 2000.  Comparable Hamburger Hamlet sales of $32,371,000 in 2001 were $84,000 or 0.3% unfavorable to 2000.

	2001 Comparable Sales Decrease

	Amount	Percent

	($ in thousands)
Comparable Chi-Chi’s	$(2,495)	(1.2)%
Comparable Koo Koo Roo	(4,254)	(9.2)
Comparable Hamburger Hamlet	(84)	(0.3)

	$(6,833)	(2.4)%

          Costs related to the introduction of Chi-Chi’s Menu 2000 negatively impacted operating profit (loss) in 2000.  During the second quarter of 2000, gross margin was negatively impacted by introductory food and labor costs, including training, totaling approximately $1.8 million and expenses for menus, uniforms and small equipment totaling approximately $600,000.

          In the following discussion of the Company’s operating results, one of the major components of the variance of 2001 versus 2000 was the El Torito Sale.  Reported results for 2000 included six months of operations for El Torito prior to the El Torito Sale on June 28, 2000.  When the discussion references the impact of the El Torito Sale, the impact to which it refers is this six-month inclusion of El Torito’s operating results for 2000.

          Product costs of $76,631,000 for 2001 decreased by $36,647,000 or 32.4% as compared to 2000.  Product costs as a percentage of sales decreased from 26.7% in 2000 to 26.4% in 2001.   The El Torito Sale accounted for $27,851,000 (76.0%) of the product costs decrease and, without El Torito, product costs as a percentage of sales decreased from 27.4% to 26.4%, as produce prices were favorable for Koo Koo Roo and Chi-Chi’s and chicken pricing was favorable for Chi-Chi’s. Additionally, as Chi-Chi’s became more familiar with the new menu it introduced in 2000, it regained efficiencies that it lost when the new menu was introduced.

          Payroll and related costs of $103,781,000 for 2001 were $48,889,000 or 32.0% favorable to 2000.  As a percentage of sales, payroll and related costs decreased from 36.0% in 2000 to 35.8% in 2001.  The El Torito Sale accounted for $39,278,000 (80.3%) of the total variance.  The remaining variance was composed of lower management expenses as a result of 52 weeks of salaries in 2001 versus 53 weeks in 2000 and decreases in variable labor as Chi-Chi’s became more familiar with the new menu it introduced in 2000 and regained efficiencies that it lost when the new menu was introduced.  Payroll and related costs as a percentage of sales, excluding El Torito, decreased from 36.3% in 2000 to 35.8% in 2001.  Chi-Chi’s, the primary driver of the improvement, decreased from 37.5% to 36.5%.

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

          General and administrative expenses of $22,099,000 in 2001 were $5,735,000 or 20.6% lower than 2000. The decrease in expenses was primarily due to the El Torito Sale ($5,684,000 or 99.1% of the total variance).  As a percentage of sales, general and administrative expenses increased from 6.6% in 2000 to 7.6% in 2001. The increase as a percentage of sales for 2001 primarily reflects general and administrative expenses being spread over fewer restaurants due to the El Torito Sale. This increase resulted in spite of the elimination of over 100 positions in the Company’s support center since the end of 1999.

          Opening costs are incurred in connection with the opening or remodeling of a restaurant and are principally related to stocking the restaurant and training its staff.  Opening costs of $354,000 in 2001 decreased $408,000 or 53.5% from 2000 as the Company reduced the rate of new openings and remodels.

          The Company reported a loss on disposition of properties of $1.4 million for 2001 compared to a loss of $4.1 million in 2000.  These amounts reflect losses associated with restaurant divestments and closures and remodeled restaurant asset retirements in such periods.  In addition, the Company’s reserve for carrying costs of closed properties increased $1.2 million in 2001 and $0.2 million in 2000.

          In the fourth quarter of 2001, four Koo Koo Roo restaurants were designated for divestment, and the Company recorded a provision for divestitures of $0.8 million.  Also during the fourth quarter of 2001, sixteen Chi-Chi’s were designated for divestment, and the Company recorded a provision for divestitures of $2.7 million.  In December 2001, the Company recorded an additional provision for divestitures of $2.0 million for costs associated with Chi-Chi’s lease terminations and other divestment costs.  The Company also identified three Chi-Chi’s restaurants with impaired values in 2001 and recorded write-downs of long-lived assets of $1.6 million in the fourth quarter.  Finally, the Company analyzed the carrying value of certain restaurants impaired prior to 2001 and recorded additional write-downs of long-lived assets of $0.4 million during 2001.

          At December 30, 2001, the assets and liabilities of the Hamburger Hamlet Chain were written down to their estimated net realizable value of $15.8 million and classified as property held for sale in the 2001 consolidated balance sheet.  The related write-down of $8.2 million was reported in provision for divestitures and write-down of long-lived assets in the third quarter of 2001.  During the third quarter of 2001, the Company also recorded a write-down of $1.1 million related to the sale of another restaurant property.

          The Company reported restructuring costs of $3,610,000 for 2001.  These costs were primarily related to amounts paid to legal and financial advisors in connection with the Company’s debt and capital restructuring and accrued severance and related costs due to the second quarter organizational restructuring designed to centralize certain divisional functions, reduce corporate support center costs and gain efficiencies for the Company going forward.

          Interest expense, net of $28,222,000 for 2001 decreased by $2,619,000 or 8.5% as compared to 2000 primarily resulting from reduced interest expense on working capital borrowings.

Recent Accounting Pronouncements Not Yet Adopted

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

          In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activities.  SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  As the provisions of SFAS 146 are required to be applied prospectively after the adoption date, management cannot determine the potential effects that adoption of SFAS 146 will have on the Company’s consolidated financial statements.

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”), an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.  Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  Interpretation 45’s initial recognition and initial measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company adopted the disclosure requirements of Interpretation 45 effective December 29, 2002.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities.  Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company believes it has no variable interest entities to which Interpretation 46 would apply.

Selected Operating Data

          The following table sets forth certain information regarding (i) the Company; (ii) its ongoing Chi-Chi’s restaurants, Koo Koo Roo and Hamburger Hamlet restaurants (both acquired on October 30, 1998) and other operating restaurants; and (iii) the El Torito restaurant division which was divested on June 28, 2000.  At December 29, 2002, the Company operated 128 full-service Chi-Chi’s restaurants, 29 fast-casual Koo Koo Roo restaurants, 14 full-service Hamburger Hamlet restaurants and one other restaurant.  No distinction is made in the table for Predecessor or Successor operations, since the application of fresh start accounting has no impact on the information presented.

	For the Years Ended

	December 29, 2002	December 30, 2001	December 31, 2000

	($ in thousands, except average check amount)
Chi-Chi’s Restaurants
Restaurants Open at End of Period:
Owned/operated	128	137	140
Franchised and Licensed	8	7	13
Sales	$186,400	$205,851	$217,469
Restaurant Level Cashflow (a)	20,405	17,027	14,347
Divisional EBITDA (b)	9,161	4,775	557
Percentage decrease in comparable restaurant sales	(6.6)%	(1.2)%	(1.1)%
Average food check	$11.51	$11.05	$10.78
Koo Koo Roo Restaurants (c)
Restaurants Open at End of Period:
Owned/operated	29	36	43
Franchised and Licensed	—	—	—
Sales	$37,726	$46,781	$54,941
Restaurant Level Cashflow (a)	4,249	3,468	4,373
Divisional EBITDA (b)	1,059	(676)	(675)
Percentage decrease in comparable restaurant sales	(8.1)%	(9.2)%	(6.7)%
Average transaction	$10.01	$9.82	$9.42
Hamburger Hamlet Restaurants (c)
Restaurants Open at End of Period:
Owned/operated	14	14	14
Franchised and Licensed	—	—	—
Sales	$30,128	$32,371	$33,006
Restaurant Level Cashflow (a)	3,812	4,869	5,072
Divisional EBITDA (b)	2,806	3,642	3,797
Percentage increase (decrease) in comparable restaurant sales	(6.9)%	(0.3)%	1.3%
Average food check	$10.43	$10.18	$9.83
Other Operating Restaurants
Restaurants Open at End of Period:
Owned/operated	1	3	6
Franchised and Licensed	—	—	—
Sales	$2,927	$4,867	$6,807
Restaurant Level Cashflow (a)	145	162	159
Divisional EBITDA (b)	(140)	(4,089)	(1,709)
Ongoing Operations
Restaurants Open at End of Period:
Owned/operated	172	190	203
Franchised and Licensed	8	7	13
Sales	$257,181	$289,870	$312,223
Restaurant Level Cashflow (a)	28,611	25,526	23,951
Divisional EBITDA (b)	12,886	3,652	1,970
Divested Operations (d)
Restaurants Open at End of Period:
Owned/operated	—	—	—
Franchised and Licensed	—	—	—
Sales	$—	$—	$112,409
Restaurant Level Cashflow (a)	—	—	18,668
Divisonal EBITDA (b)	—	—	12,984
Total Company
Restaurants Open at End of Period:
Owned/operated	172	190	203
Franchised and Licensed	8	7	13
Sales	$257,181	$289,870	$424,632
EBITDA (e)	12,740	3,427	14,785

(a)

Restaurant Level Cashflow with respect to any operating division represents Divisional EBITDA (as defined below) before general and administrative expenses and any net franchise profit or miscellaneous income (expense) reported by the respective division.

(b)

Divisional EBITDA with respect to any operating division is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, interest, taxes, depreciation and amortization. Corporate general and administrative expenses which were not eliminated and that would have been allocated to the El Torito Division prior to the sale of that division were charged to Other Operating Restaurants in 2001 and 2000 so as not to distort the year-over-year comparisons of the Chi-Chi’s, Koo Koo Roo and Hamburger Hamlet restaurants.

(c)	During fiscal 2000 and a significant portion of 2001, Koo Koo Roo and Hamburger Hamlet shared certain divisional support functions, the cost of which was absorbed by Koo Koo Roo.

(d)	Divested Operations represents the results of the El Torito Division until it was divested on June 28, 2000.

(e)

EBITDA is defined as earnings (loss) before opening costs, loss on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, VCU termination expense, restructuring costs, reorganization items, interest, taxes, depreciation and amortization and gain on extinguishment of debt.  The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer’s historical ability to service debt.  EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.

Inflation

          The inflationary factors which have historically affected the Company’s results of operations include increases in the cost of food, alcoholic beverages, labor and other operating expenses.  In addition, most of the Company’s real estate leases require the Company to pay taxes, maintenance, insurance, repairs and utility costs, all of which are subject to the effects of inflation.  To date, the Company has offset the effects of inflation, at least in part, through periodic menu price increases and various cost-cutting programs, but no assurance can be given that the Company will continue to be able to offset such increases in the future.

          During 2002, 2001 and 2000, the effects of general inflation did not have a significant impact on the Company’s results of operations.  However, beginning in late 2000, utility rate increases began to adversely impact the Company.  The continuing impact of these increases, if any, cannot be predicted at this time.

Seasonality

          The Company, as a whole, does not experience significant seasonal fluctuations in sales.  However, the Company’s sales tend to be slightly greater during the spring and summer months.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s primary exposure to financial market risks is the impact that interest rate changes could have on the Credit Facility, under which $1.0 million in working capital borrowings was outstanding as of December 29, 2002 and March 21, 2003.  Borrowings under the Credit Facility bear interest at the prime rate as announced by Wells Fargo Bank plus 4.25 percentage points.  A hypothetical increase of 100 basis points in short-term interest rates would result in an increase of approximately $10,000 in annual pretax losses.  The estimated increase is based upon the outstanding balance of the Credit Facility, and assuming no change in the volume, index or compositions of debt, at March 21, 2003.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See the Index to Consolidated Financial Statements on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth certain information with respect to the Directors, executive officers and senior management of the Company as of March 21, 2003:

Name	Age	Position With Company

William G. Knuff, III	35	Director
Joseph C. Miller	61	Director
Paul E. Suckow	55	Director
Hugh G. Hilton	52	Interim Chief Executive Officer and President
Timothy Matthew Klein	32	Interim Chief Operating Officer
Robert T. Trebing, Jr.	53	Executive Vice President and Chief Financial Officer, President of Chi-Chi’s, Inc. and President of Koo Koo Roo, Inc.
William O. Zavertnik	47	Chief Operating Officer of Chi-Chi’s, Inc.
Lisa C. Manuel	47	Senior Vice President, Finance and Information Technology
Michael A. Rule	37	Vice President, General Counsel and Secretary

          William G. Knuff, III  became a director of the Company as of July 2, 2002.  Mr. Knuff is a principal in the firm of Sutter Capital Management, LLC. Since March 2002 he has also served as co-chief executive officer and director of Sutter Holding Company. Prior to joining Sutter Capital Management, Mr. Knuff worked in investment banking for Robertson Stephens, a wholly owned subsidiary of Fleet Financial Corporation, focused for a time on the restaurant and consumer retail sectors. Mr. Knuff holds an MBA from Cornell University and a bachelor’s degree in finance from the University of Texas at Austin’s Undergraduate Business School.

          Joseph C. Miller became a director of the Company as of July 2, 2002.  Mr. Miller is Vice Chairman of Oil Dri Corporation of America, a NYSE listed company.  Prior to joining Oil Dri in 1989, Mr. Miller was President, Partner and COO for Inland Distributing, a $50 million building material distribution company in the Midwest.  From 1971 to 1984, Mr. Miller held the position of President/Chief Operating Officer of Lowes, Inc., a $100 million consumer pet care products company.  Mr. Miller is also a director of Statewide Aluminum, a $50 million privately owned manufacturer of truck components; Playing Mantis, a $30 million manufacturer of collectable toys; and Kamterter, Inc., a privately funded agri-tech research and development company.  He is a member of the Executive Committee of Saint Joseph Regional Medical Center in Indiana, a $350 million member of the Trinity Health Care Group. Mr. Miller holds a bachelor’s degree in business from the West Virginia University School of Business.

          Paul E. Suckow became a director of the Company as of July 2, 2002.  Mr. Suckow is currently an adjunct professor of economics and finance at Villanova University and Widener University, respectively. Mr. Suckow was Executive Vice President and Chief Investment Officer-

Fixed Income of Delaware Investment Advisors, Inc., where he managed a $10.5 billion portfolio of fixed income assets from 1993 to 1999.  From 1985 to 1992, Mr. Suckow was with Oppenheimer Management Corporation in New York where he was Executive Vice President, Director of Fixed Income Securities.  In the 1980’s, Mr. Suckow was an executive at Delaware Investment Advisors, Inc. and at Sun Insurance Services, Inc.  In these positions, he was responsible for directing large financial investment portfolios with diverse assets.  Mr. Suckow currently serves on the board of Ascent Assurance, Inc. an OTC bulletin board listed holding company primarily engaged in the development, marketing, underwriting and administration of medical-surgical expense, supplemental health, life and disability insurance products.  Mr. Suckow holds an MBA from Western Illinois University and a bachelor’s degree in economics from Bradley University.

          Hugh G. Hilton was appointed Interim Chief Executive Officer and President of the Company as of February 26, 2003.  Mr. Hilton is a Managing Director at Alvarez & Marsal, Inc. (“A&M”) and specializes in real estate, retail, technology, business diagnostics, plan development and financial strategies for corporate turnarounds and restructurings.  His advisory assignments include RB Furniture, Affiliated Medical Enterprises, Phillips Colleges, Phar Mor, Epoch Internet and Aladdin Gaming. Mr. Hilton has also served as Chief Executive Officer of Fedco, Inc. a regional general merchandise retail chain with $600 million in revenues and Chief Operating Officer and President of Wherehouse Entertainment, Inc. a $750 million a specialty music retailer.  Mr. Hilton received both a BBA and an MBA from the University of Michigan, and a J.D. from the University of Colorado.

          Timothy Matthew Klein was appointed Interim Chief Operating Officer of the Company as of February 26, 2003.  Mr. Klein is a Director at A&M and specializes in business diagnostics, operational improvements, plan development and financial strategies for corporate turnarounds and restructurings. His advisory assignments include Leiner Health Products, First American Financial, Invatech and Genuity.  Mr. Klein has previously served as the Executive Vice President of Viata Software, a travel software development company and was a member of the Business Recovery Services Group of PricewaterhouseCoopers LLP where he served as a senior associate.  Mr. Klein holds an MBA from the University of Texas at Austin and a bachelor’s degree in Finance from the California Polytechnic University, Pomona.

          Robert T. Trebing, Jr. serves as Executive Vice President and Chief Financial Officer of the Company and has so served since April 1997.  He also became President of both Chi-Chi’s, Inc. and Koo Koo Roo, Inc., on December 30, 2002. He joined the Company at its inception and has held the positions of Senior Vice President and Chief Financial Officer, Senior Vice President of Finance, Vice President of Finance, Vice President and Controller and Manager of Financial Reporting. Mr. Trebing is a Certified Public Accountant. Mr. Trebing received a BA from California State University at Fullerton and an MBA from the University of Southern California.

          William O. Zavertnik serves as Chief Operating Officer for the Company’s Chi-Chi’s restaurant division and has so served since January 2002.  Mr. Zavertnik joined Chi-Chi’s, Inc. in June 1983 and has held several positions over the years, including restaurant General Manager, District Manager and Chi-Chi’s Divisional Vice President of Operations.  Mr. Zavertnik earned a BA in Sociology from Lenoir-Rhyne College and has an MBA from Kent State Universtiy.

          Lisa C. Manuel serves as Senior Vice President, Finance and Information Technology and has so served since September 2001. She joined the Company in 1996 as Vice President, Finance for the Chi-Chi’s division and added responsibility for Finance for the other divisions of the Company in 2000.  Ms. Manuel received her BA from Texas Christian University and her MBA from UCLA.

          Michael A. Rule serves as Vice President, General Counsel and Secretary of the Company and has so served since February 2002.  He joined the Company in February 1997 as Senior Legal Counsel and has also held the position of Vice President, Associate General Counsel.  Prior to joining the Company, Mr. Rule spent six years in private practice as a business transactional attorney and business litigator with the law firms Morgan Lewis & Bockius and Thomson & Nelson.  Mr. Rule earned his Juris Doctorate degree from Columbia University.

          The Company’s By-laws provide that its board of directors shall consist of not less than two nor more than seven members, the exact number to be fixed from time to time by the Board. The Company’s Board of Directors is currently fixed at five directors, consisting of Messrs. Knuff, Miller and Suckow and two vacancies, which are to be filled, pursuant to the Plan (1) by the Company’s Chief Executive Officer and (2) as designated by the majority FRI-MRD Noteholder Representative, as defined in the Plan.

Compliance with Section 16(a) of the Securities Exchange Act

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10 percent of a registered class of the Company’s equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

          To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all filings required under Section 16(a) were made on a timely basis during the 2002 Fiscal Year, except as follows:

1.	Each of Ms. Katapski, Ms. Manuel and Messrs. Knuff, Miller, Suckow and Rule did not file their respective Forms 3 within the prescribed time period; and
2.	Each of Ms. Katapski, Ms. Manuel and Messrs. Relyea, Rule, Malanga and Trebing did not timely file their respective Forms 4 to report stock option grants they received on July 2, 2002, the Closing Date of the Chapter 11 Plan. Forms 4 for each of the above individuals for their respective stock option grants were filed on September 4, 2002.
Item 11.	EXECUTIVE COMPENSATION

          The following table sets forth, in summary form, information about the compensation the Company paid to its Chief Executive Officer and the four other most highly compensated executives (the “Named Executive Officers”), for services performed in the 2002, 2001 and 2000 fiscal years.

Summary Compensation Table

		Annual Compensation					Long-Term Compensation

Name and Principal Position	Year	Salary($)	Bonus($)		Other Annual Compensation(1) ($)		Securities Underlying Options(#)		All Other Compensation (2)

Kevin S. Relyea, (3)	2002	466,600	—		—		112,016	(5)	1,000,810	(6)
Former Chairman of the Board,	2001	522,728	418,950	(4)	—		—		810
President, Chief Executive Officer,	2000	497,837	959,600	(7)	—		—		810
President of Chi-Chi’s, Inc. and
President of Koo Koo Roo, Inc.
Robert T. Trebing, Jr.,	2002	211,542	—		—		36,634		1,032
Executive Vice	2001	211,542	105,772	(4)	—		—		1,032
President and Chief	2000	204,174	116,942	(8)	—		—		988
Financial Officer; President of Chi-Chi’s, Inc. and President of Koo Koo Roo, Inc.
Michael E. Malanga, (9)	2002	173,040	—		18,496	(10)	20,000		535
Former Executive Vice President,	2001	173,040	82,194	(4)	—		—		535
Corporate Development	2000	169,938	69,732	(11)	—		—		521
Laurie A. Katapski, (12)	2002	167,400	—		—		15,500		513
Former Executive Vice President,	2001	161,200	83,700	(4)	44,537	(13)	—		327
Marketing	2000	143,269	12,902		—		—		284
William O. Zavertnik,	2002	159,288	—		—		12,000		486
Chief Operating Officer of Chi-Chi’s, Inc.	2001	141,500	66,081	(4)	—		—		419
	2000	139,977	21,007		—		—		415

1.

As permitted by rules established by the SEC, no amounts are shown with respect to certain “perquisites” where such amounts do not exceed in the aggregate the lesser of 10% of bonus plus salary or $50,000.

2.	Amount shown represents the imputed value of life insurance provided by the Company, unless otherwise noted.
3.	Mr. Relyea terminated his employment with the Company on December 30, 2002.
4.	Represents amount received pursuant to the Company’s 2001 Management Incentive Compensation Plan bonus program.
5.	All of Mr. Relyea’s 112,016 stock options were cancelled as of December 30, 2002, pursuant to the terms of his Severance Agreement of that same date.
6.	Includes $1,000,000 which Mr. Relyea received pursuant to a retention bonus set forth in his Second Amended and Restated Employment Agreement.
7.

Mr. Relyea received $159,600 pursuant to the Company’s 2000 Management Incentive Compensation Plan bonus program and $800,000 in connection with the sale of the El Torito and pursuant to his Second Amended and Restated Employment Agreement.

8.

Mr. Trebing received $48,592 pursuant to the Company’s 2000 Management Incentive Compensation Plan bonus program and $68,350 pursuant to the Company’s 1999-2000 Divestiture Bonus Plan for Key Management.

9.	Mr. Malanga terminated his employment with the Company on March 6, 2003.
10.	Mr. Malanga received $9,000 representing the value of automobile benefits, $2,080 in pretax medical benefits and $7,416 in executive medical benefits
11.

Mr. Malanga received $32,747 pursuant to the Company’s 2000 Management Incentive Compensation Plan bonus program and $36,985 pursuant to the Company’s 1999-2000 Divestiture Bonus Plan for Key Management.

12.	Ms. Katapski terminated her employment with the Company on March 6, 2003.
13.	Ms. Katapski received $9,000 representing the value of automobile benefits, $624 in pretax medical benefits, $2,087 in executive medical benefits and $32,826 in relocation expenses.

Option Grants

          The following stock options were granted to the Named Executive Officers during the 2002 fiscal year.

		Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees	Exercise Price Per Share ($)	Expiration Date	Grant Date Present Value ($) (1)

Kevin S. Relyea (2)	112,016	25.5	1.90	July 2, 2012	0
Robert T. Trebing, Jr.	36,634	8.3	1.90	July 2, 2012	0
Michael E. Malanga (3)	20,000	4.5	1.90	July 2, 2012	0
Laurie A. Katapski (4)	15,500	3.5	1.90	July 2, 2012	0
William O. Zavertnik	12,000	2.7	1.90	July 2, 2012	0

(1)

The fair value for these options was estimated at the date of grant using an options pricing model.  The model was designed to estimate the fair value of exchange traded options which, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions, including the expected volatility of the stock price.  Therefore, in management’s opinion, the existing models do not provide a reliable single measure of the value of employee stock options.  The estimated fair value of these options was calculated based on an expected dividend yield of 0%, an expected stock price volatility of 9.65%, a risk-free interest rate of 2.76% and an expected options life of ten years.

(2)	All of Mr. Relyea’s 112,016 stock options were cancelled as of December 30, 2002, pursuant to the terms of his Severance Agreement of that same date.
(3)

5,000 of Mr. Malanga’s options had vested as of March 6, 2003, the date of his termination of employment with the Company, and remain exercisable for 90 days thereafter; all of Mr. Malanga’s unvested options were cancelled as of March 6, 2003.

(4)

3,875 of Ms. Katapski’s options had vested as of March 6, 2003, the date of her  termination of employment with the Company, and remain exercisable for 90 days thereafter; all of Ms. Katapski’s unvested options were cancelled as of March 6, 2003.

Aggregated Option Exercises in Last Fiscal Year and Year-end Option Values

          No Named Executive Officer exercised any options to purchase shares of common stock during the year ended December 29, 2002.  The following table provides information concerning the number of unexercised options held by each of the Named Executive Officers as of December 29, 2002.

	Number of Securities Underlying Unexercised Options Held at Fiscal Year-End 2002		Value of Unexercised In-the-Money Options at Fiscal Year-End 2002(1)

Name	Exercisable(#)	Unexerciseable(#)	Exercisable($)	Unexerciseable($)

Kevin S. Relyea (2)	28,004	84,012	0	0
Robert T. Trebing, Jr.	9,159	27,475	0	0
Michael E. Malanga (3)	5,000	15,000	0	0
Laurie A. Katapski (4)	3,875	11,625	0	0
William O. Zavertnik	3,000	9,000	0	0

(1)

The value of unexercised in-the-money options is calculated by multiplying (A) the number of securities underlying such options by (B) the difference between (i) the closing price of the common stock on the OTC Bulletin Board on the last trading day of the 2002 fiscal year and (ii) the option exercise price. The closing value per share was $0.45 on the last trading day of the 2002 Fiscal Year as reported on the OTC Bulletin Board.

(2)	All of Mr. Relyea’s 112,016 stock options were cancelled as of December 30, 2002, pursuant to the terms of his Severance Agreement of that same date.
(3)

5,000 of Mr. Malanga’s options had vested as of March 6, 2003, the date of his termination of employment with the Company, and remain exercisable for 90 days thereafter; all of Mr. Malanga’s unvested options were cancelled as of March 6, 2003.

(4)

3,875 of Ms. Katapski’s options had vested as of March 6, 2003, the date of her  termination of employment with the Company, and remain exercisable for 90 days thereafter; all of Ms. Katapski’s unvested options were cancelled as of March 6, 2003.

Employment Agreements

          The Company entered into a Severance Agreement and General Release with Mr. Relyea on December 30, 2002.  Pursuant to that Agreement, Mr. Relyea terminated his employment with the Company effective December 30, 2002. In consideration for a release of all claims and other covenants, as stated below, Mr. Relyea is entitled to receive from the Company (i) an amount equal to $750,000, payable in bi-weekly installments, commencing January 1, 2003 and concluding December 27, 2005 (which amount shall remain secured by a letter of credit (see Item 13 for discussion) and (ii) $50,000 in a lump sum on January 7, 2003.

          In addition, the Severance Agreement with Mr. Relyea provides for the Company to (a) make available to Mr. Relyea through March 30, 2005 the automobile in his possession on the date of termination; (b) provide him a telephone number at the Company’s headquarters for 90 days following his termination; (c) reimburse him for up to $25,000 in legal fees incurred in negotiating the Severance Agreement; (d) provide certain benefits to Mr. Relyea that are comparable to those he received immediately prior to the termination until the earlier of (i) Mr. Relyea’s employment with another party or (ii) the termination of the Severance Agreement; and (e) reimburse him, for six months following the termination, for executive placement fees up to $1,500 per month.

          Mr. Relyea released the Company and its subsidiaries from all claims he may have had arising out of or relating in any way to his employment relationship with the Company and the termination of that relationship, subject to certain indemnification obligations the Company will retain pursuant to the terms of an Amended Indemnity Agreement signed in conjunction with the Severance Agreement on December 30, 2002 (see Item 13 for discussion).

          On February 26, 2003, the Company entered into a letter of engagement with A&M pursuant to which A&M is entitled to receive monthly cash payments and up to 213,000 convertible preferred shares of stock in the Company.  The preferred shares will be convertible into common stock at a conversion ratio of 10:1, potentially representing up to 29.9% of the common stock of the Company.

Compensation of Directors

          In the 2002 fiscal year, each non-employee director of the Company received a quarterly fee of $12,500 for his services to the Company.  Employee directors do not receive any compensation for their service on the board of directors or any committee meetings thereof.  Each non-employee director is reimbursed for reasonable expenses incurred to attend director and committee meetings.

Compensation Committee Interlocks and Insider Participation

          From January to July 2002, Messrs. Daniel E. Maltby and William E. Rulon served on the Compensation Committee.  Since July 2002, Messrs. Knuff, Miller and Suckow have comprised the Company’s Compensation Committee.  No member of the Compensation Committee has served as an officer of the Company or any of its subsidiaries.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 21, 2003 by  (i) each of the Company’s current directors; (ii) each of the Named Executive Officers (as such term is defined under “Executive Compensation”); (iii) all Executive Officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock (the “Principal Stockholders”).  This table is based on information provided to the Company or filed with the Securities and Exchange Commission (the “Commission”) by the Company’s directors, Executive Officers and Principal Stockholders.  Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect of such shares, subject to community property laws where applicable.  Applicable percentages are based on 5,000,000 shares outstanding as of March 21, 2003 adjusted as required by rules promulgated by the Commission.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Oppenheimer Funds, Inc. 498 Seventh Avenue, New York, NY 10018 (2)	1,908,538		37.2%
Northeast Investors Trust, 50 Congress Street, Boston, MA 02109-4096	869,935		17.4
Franklin Advisers, Inc., One Franklin Parkway, San Mateo, CA 94403	621,036		12.4
U.S. Bancorp, 800 Nicollet Mall, Minneapolis, MN 55402	338,698		6.8
William G. Knuff, III	0		0
Joseph C. Miller	0		0
Paul E. Suckow	0		0
Kevin S. Relyea	0		0
Robert T. Trebing, Jr.	9,159	(3)		*
Michael E. Malanga	5,000	(3)(4)		*
Laurie A. Katapski	3,875	(3)(5)		*
William O. Zavertnik	3,000	(3)		*
All Executive Officers and Directors as a Group (10 persons)	26,700	(3)		*

* Less than 1%

(1)

Information for each institutional stockholder listed was derived from statements filed with the Commission pursuant to Section 13(d) or 13(g) of the Securities Exchange Act; the business address of each director or management stockholder listed is c/o the Company at 2701 Alton Parkway, Irvine, California 92606.

(2)	Includes Oppenheimer Strategic Income Fund (1,019,757 shares; 20.4%); Oppenheimer High Yield Fund (459,132 shares; 9.2%); and Oppenheimer Champion Income Fund (323,326 shares; 6.5%).
(3)	All management shares are issuable upon exercise of options exercisable within 60 days of March 21, 2003.
(4)

5,000 of Mr. Malanga’s options had vested as of March 6, 2003, the date of his termination of employment with the Company, and remain exercisable for 90 days thereafter; all of Mr. Malanga’s unvested options were cancelled as of March 6, 2003.

(5)

3,875 of Ms. Katapski’s options had vested as of March 6, 2003, the date of her  termination of employment with the Company, and remain exercisable for 90 days thereafter; all of Ms. Katapski’s unvested options were cancelled as of March 6, 2003.

          On February 26, 2003, the Company entered into a letter of engagement with A&M pursuant to which A&M is entitled to receive monthly cash payments and up to 213,000 convertible preferred shares of stock in the Company.  The preferred shares will be convertible into common stock at a conversion ratio of 10:1, potentially representing up to 29.9% of the common stock of the Company.

Equity Compensation Plan Information

          The following table sets forth information as of December 29, 2002 regarding the Company’s equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	435,969	$1.90	119,587
Total	435,969	$1.90	119,587

          Pursuant to the Plan, the Company adopted the Prandium, Inc. 2002 Stock Incentive Plan (the “Incentive Plan”) on July 2, 2002.  The Incentive Plan provides for the issuance of incentive stock options, restricted stock and other awards to purchase a maximum of 555,556 shares of the Company’s common stock.  The Incentive Plan is administered by the board of directors.  Stock option awards must be evidenced by an award agreement, the form of which is determined at the time of award.  The exercise price of an option may not be less than 100% of the fair market value of the underlying shares on the grant date if the option is an incentive stock option and not less than 85% of the fair market value of the underlying shares on the grant date if the option is a non-qualified stock option.  The exercise price of an option granted to a ten percent owner of the Company’s common stock must not be less than 110% of the fair market value of the underlying shares on the grant date.  In the event of a change of control of the company, all awards will become fully vested and exercisable and all restrictions on vesting and excercisability of such awards will lapse as of the date of the change of control, unless the outstanding awards are assumed or equivalent rights are substituted therefor.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company’s By-laws provide that the Company indemnify its directors and may indemnify its officers, employees and other agents to the fullest extent permitted by law. The Company believes that indemnification under its By-laws covers at least negligence and gross negligence by indemnified parties, and may require the Company to advance litigation expenses in the case of stockholder derivative actions or other actions against an undertaking by the indemnified party to repay such advances if it is ultimately determined that the indemnified party is not entitled to indemnification. On July 30, 2001, the Company entered into indemnification agreements with each ofits then-serving directors that, like the By-laws, provide that the Company shall indemnify its directors to the fullest extent permitted by the law.  In addition, the indemnification agreements set forth the procedures by which indemnification is to be provided.  On December 30, 2002, in conjunction with the Severance Agreement between the Company and Mr. Relyea dated December 30, 2002, the Company entered into an Amended Indemnity Agreement that provides for continued indemnification of Mr. Relyea following his termination of employment with the Company for claims relating to activities occurring prior to his termination.

          In addition, the Company’s Certificate of Incorporation provides that, pursuant to Delaware law, its directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to the Company and its stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to the Company for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

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

          On July 13, 2000, the board of directors approved the issuance of a letter of credit in favor of Mr. Relyea solely for the purpose of securing amounts owed or that may be owed to such individual by the Company, as discussed below.  On November 7, 2000, a letter of credit was issued in favor of Mr. Relyea in the amount of $2,375,214, which amount substantially covered the obligations of the Company under Mr. Relyea’s Second Amended and Restated Employment Agreement.  Pursuant to the terms of the Severance Agreement between the Company and Mr. Relyea dated December 30, 2002, Mr. Relyea’s letter of credit was reduced to $750,000 through December 31, 2003, and is subject to further reductions to $500,000 through December 31, 2004 and $250,000 through December 31, 2005, at which time the letter of credit shall expire.

          On February 26, 2003, the Company appointed two members of the turnaround firm, A&M, to key management positions.  The Company appointed Hugh G. Hilton to the position of Interim Chief Executive Officer and President and Timothy Matthew Klein to the position of Interim Chief Operating Officer.

          The Company entered into the Services Agreement on February 26, 2003 with A&M regarding the provision of interim management services by the Officers to the Company and its board of directors.  Under the terms of the Services Agreement, A&M will make available to the Company the services of the Officers and additional professionals as necessary to assist in the performance of services by the Officers. It is anticipated that the Officers’ activities in connection with the Services Agreement will include the following (i) identification and execution of cost reduction and operational improvement opportunities; (ii) identification and execution of revenue improvement opportunities; (iii) development and implementation of both short-term turnaround and long-term stabilization and growth strategies for the Company’s restaurant concepts; and (iv) leadership in other strategic alternatives. The Services Agreement will continue until terminated, and may be terminated by either party upon 30 days written notice to the other party. The Officers are employees of A&M, will remain employees of A&M during the time that they act as officers of the Company, and A&M will be responsible for the Officers’ compensation and employee benefits during the term of the Services Agreement.  A&M will be compensated for the services of the Officers partially in cash and partially in shares of a new series of preferred stock to be issued by the Company.  During the term of the Services Agreement, the Company will pay A&M a fixed monthly fee of $165,000, subject to annual adjustment, and shall reimburse A&M for reasonable out-of-pocket expenses.  Subject to certain conditions, the Company will also issue to A&M the Shares.  The Shares shall be payable as follows:  200,000 Shares on March 1, 2004 and 13,000 Shares on June 1, 2004.  All or a portion of the Shares may be issued to A&M earlier upon the occurrence of certain events set forth in the Services Agreement.  Each Share will be convertible into 10 shares of the Company’s common stock, will have piggyback registration rights and will not be entitled to receive dividends.  Each of the Shares will have one vote, voting together with the common stock as a single class.  The Shares will have a standard non-participating liquidation preference upon liquidation of the Company’s assets or a sale of the Company.

          Mr. Hilton is a Managing Director of A&M and has an indirect material interest in the Services Agreement in that he is entitled to receive his salary and a discretionary bonus from A&M annually.  Mr. Klein is a Director of A&M and has an indirect material interest in the Services Agreement in that he is entitled to receive his salary and a discretionary bonus from A&M annually.

Item 14.	CONTROLS AND PROCEDURES

          The term “disclosure controls and procedures” is defined in Rules 12a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 (the “Exchange Act”).  These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods.  The Company’s Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the “Evaluation Date”), and, they have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in the Company’s reports filed or submitted under the Exchange Act.

          Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

          There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, known to the Interim Chief Executive Officer or the Chief Financial Officer, subsequent to the Evaluation Date.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Page

(a)	(1)	Financial Statements. See the Index to Consolidated Financial Statements on page F-1.	—

	(2)	Financial Statement Schedule

		Schedule II - Valuation and qualifying accounts	S-1

	(3)	Exhibits

2 (a)

Stock Purchase Agreement dated as of May 10, 2002 by and among FRI-MRD Corporation, the Company and Latin Intellectual Properties, Inc.  (Filed as Exhibit 2 (d) to the Company’s Form 10-Q filed with the SEC on May 15, 2002.)

2 (b)

Prandium and FRI-MRD’s Joint Reorganization Plan, dated  May 6, 2002, filed with The United States Bankruptcy Court for the Central District of California.  (Filed as Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on June 24, 2002.)

3 (a)	Seventh Restated Certificate of Incorporation of Prandium. (Filed as Exhibit 4.1 to the Company’s Form S-8 filed with the SEC on July 3, 2002.)

3 (b)	Third Amended and Restate Bylaws of Prandium. (Filed as Exhibit 4.2 to the Company’s Form S-8 filed with the SEC on July 3, 2002.)

4 (a)

Note Agreement Dated as of July 2, 2002 Re: Up to $80,000,000 FRI-MRD Corporation Senior Secured Notes Due January 31, 2005.  (Filed as Exhibit 4(k) to the Company’s Form 10-Q filed with the SEC on August 14, 2002.)

10 (a)	The Company’s Severance Plan. (Filed as Exhibit 10(m) to the Company’s Form 10-K filed with the SEC on March 27, 1995.)

10 (b)

Lease Indemnification Agreement, dated as of January 27, 1994, by and between the Company and W. R. Grace & Co.-Conn. (Filed as Exhibit 10(ii) to the Company’s Form 10-K filed with the SEC on March 28, 1994.)

10 (c)

Tax Sharing Agreement, dated as of January 27, 1994, by and among the Company, Foodmaker, Inc. and Chi-Chi’s, Inc.  (Filed as Exhibit 10(ll) to the Company’s Form 10-K filed with the SEC on March 28, 1994.)

10 (d)	The Company’s 2000 Management Incentive Compensation Plan Description. (Filed as Exhibit 10(i) to the Company’s Form 10-K filed with the SEC on April 2, 2001.)

10 (e)	The Company’s 2001 Management Incentive Compensation Plan Description. (Filed as Exhibit 10 (j) to the Company’s Form 10-K filed with the SEC on April 1, 2002.)

*10 (f)	The Company’s 2002 Management Incentive Compensation Plan Description.

10 (g)

Second Amended and Restated Employment Agreement dated as of July 13, 2000 by and between Kevin S. Relyea, the Company and certain subsidiaries.  (Filed as Exhibit 10 (t) to the Company’s Form 10-K as filed with the SEC on April 2, 2001.)

10 (h)	Prandium, Inc. Divestiture Bonus Plan for Key Management for 1999-2000. (Filed as Exhibit 10(nn) to the Company’s Form 10-K filed with the SEC on March 29, 2000.)

10 (i)

Offering Memorandum and Disclosure Statement describing Prandium and FRI-MRD Corporation’s Chapter 11 Plan of Reorganization dated April 1, 2002 (including Prandium and FRI-MRD Corporation’s Chapter 11 Plan of Reorganization and all exhibits thereto, except for filings under the Securities Act of 1934).  (Filed as Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on April 9, 2002.)

10 (j)

First Supplement, dated April 5, 2002, to Offering Memorandum and Disclosure Statement describing Prandium and FRI-MRD Corporation’s Chapter 11 Plan of Reorganization dated April 1, 2002.  (Filed as Exhibit 99.3 to the Company’s Form 8-K filed with the SEC on April 9, 2002.)

10 (k)

Order (1) Confirming Prandium and FRI-MRD’s Joint Reorganization Plan; and (2) Granting Related Relief by order of The United States Bankruptcy Court for the Central District of California, dated June 20, 2002.  (Filed as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on June 24, 2002.)

10 (l)	Prandium, Inc. 2002 Stock Incentive Plan (Filed as Exhibit 99.1 to the Company’s Form S-8 filed with the SEC on July 3, 2002.)

10 (m)

Loan and Security Agreement by and among Prandium, FRI-MRD Corporation, Chi-Chi’s, Inc., Koo Koo Roo, Inc., certain of their subsidiaries and Foothill Capital Corporation, dated as of July 2, 2002. (Filed  as Exhibit 10(g) to the Company’s Form 10-Q filed with the SEC on August 14, 2002.)

10 (n)	Nominating Agreement, dated July 2, 2002, by and between Prandium and MacKay Shields LLC. (Filed as Exhibit 10(h) to the Company’s Form 10-Q filed with the SEC on August 14, 2002.)

*10 (o)	Severance Agreement and General and Special Release of All Claims, dated as of December 30, 2002, by and among Kevin S. Relyea and Prandium, Inc., Chi-Chi’s, Inc. and Koo Koo Roo, Inc.

*10 (p)	Amended and Restated Indemnity Agreement, dated as of December 30, 2002, by and between Kevin S. Relyea and Prandium, Inc.

10 (q)	Letter of Engagement, dated as of February 26, 2003, by and between Alvarez & Marsal, Inc. and Prandium, Inc. (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 26, 2003.)

*21 (a)	List of Subsidiaries.

*21 (b)	Names Under Which Subsidiaries Do Business.

*23	Consent of KPMG LLP.

*99	Certification of the Interim Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

	(b)	Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRANDIUM, INC.

By	/s/ ROBERT T. TREBING, JR.	March 31, 2003

	Robert T. Trebing, Jr	Date
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Interim President and
Chief Executive Officer
/s/ HUGH G. HILTON	(Principal Executive Officer)	March 31, 2003

Hugh G. Hilton
Executive Vice President
and Chief Financial Officer
(Principal Financial and
/s/ ROBERT T. TREBING, JR.	Accounting Officer)	March 31, 2003

Robert T. Trebing, Jr.

/s/ WILLIAM G. KNUFF, III	Director	March 31, 2003

William G. Knuff, III

/s/ JOSEPH C. MILLER	Director	March 31, 2003

Joseph C. Miller

/s/ PAUL E. SUCKOW	Director	March 31, 2003

Paul E. Suckow

CERTIFICATION

I, Hugh G. Hilton, certify that:

1. I have reviewed this annual report on Form 10-K of Prandium, Inc.;

          2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ HUGH G. HILTON

Hugh G. Hilton
Interim President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, Robert T. Trebing, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Prandium, Inc.;

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ ROBERT T. TREBING, JR.

Robert T. Trebing, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Prandium, Inc.

Independent Auditors’ Report	F-2

Consolidated Balance Sheets as of December 29, 2002 and December 30, 2001	F-3

Consolidated Statements of Operations for the Six Months Ended December 29, 2002 and June 30, 2002, and the Years Ended December 30, 2001 and December 31, 2000	F-4

Consolidated Statements of Common Stockholders’ Equity (Deficit) for the Six Months Ended December 29, 2002 and June 30, 2002, and the Years Ended December 30, 2001 and December 31, 2000	F-5

Consolidated Statements of Cash Flows for the Six Months Ended December 29, 2002 and June 30, 2002, and the Years Ended December 30, 2001 and December 31, 2000	F-6

Notes to Consolidated Financial Statements	F-8

Schedule II-Valuation and Qualifying Accounts for the Years Ended December 29, 2002, December 30, 2001 and December 31, 2000	S-1

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Prandium, Inc.:

          We have audited the accompanying consolidated balance sheets of Prandium, Inc. and its subsidiaries as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, common stockholders’ equity (deficit) and cash flows for the six months ended December 29, 2002 and June 30, 2002 and the years ended December 30, 2001 and December 31, 2000.  In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prandium, Inc. and its subsidiaries as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for the six months ended December 29, 2002 and June 30, 2002 and the years ended December 30, 2001 and December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

          The accompanying consolidated financial statements have been prepared assuming that Prandium, Inc. will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has experienced comparable restaurant sales declines since its emergence from Chapter 11 bankruptcy on July 2, 2002 that have resulted in operating performance that is significantly lower than projections included as part of the bankruptcy reorganization plan.  These circumstances, among others, raise substantial doubt about the entity’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements and related financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Orange County, California
February 14, 2003, except as to
the fifth paragraph of
 note 22, which is as of
March 6, 2003

PRANDIUM, INC.

CONSOLIDATED BALANCE SHEETS
($ in thousands)

	Successor Company December 29, 2002	Predecessor Company December 30, 2001

ASSETS
Current assets:
Cash and cash equivalents	$6,570	$27,982
Restricted cash	—	12,992
Receivables, net	1,615	1,894
Inventories	1,729	1,887
Other current assets	2,504	5,139
Property held for sale	11,891	15,844

Total current assets	24,309	65,738
Property and equipment, net	72,612	96,926
Other assets, net	11,079	11,218

	$108,000	$173,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt, including capitalized lease obligations	$426	$234,271
Accounts payable	4,581	6,178
Current portion of self-insurance reserves	2,436	2,012
Other accrued liabilities	34,780	81,117
Income taxes payable	1,000	3,379

Total current liabilities	43,223	326,957
Self-insurance reserves	5,096	5,964
Other long-term liabilities	2,412	2,648
Long-term debt, including capitalized lease obligations, less current portion	54,646	967

Total liabilities	105,377	336,536

Commitments and contingencies
Subsequent events (note 22)
Stockholders’ equity (deficit):
Common stock - authorized 9,000,000 shares, par value $.01 per share, 5,000,000 shares issued and outstanding on December 29, 2002 and authorized 300,000,000 shares, par value $.01 per share, 180,380,513 shares issued and outstanding on December 30, 2001	50	1,804
Additional paid-in capital	8,759	222,353
Accumulated deficit	(6,186)	(386,811)

Total stockholders’ equity (deficit)	2,623	(162,654)

	$108,000	$173,882

See accompanying notes to consolidated financial statements

PRANDIUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Successor Company	Predecessor Company

	For the Six Months Ended December 29, 2002	For the Six Months Ended June 30, 2002	For the Years Ended

			December 30, 2001	December 31, 2000

Sales	$121,792	$135,389	$289,870	$424,632

Product costs	30,237	33,850	76,631	113,278
Payroll and related costs	43,860	48,148	103,781	152,670
Occupancy and other operating expenses	34,697	37,778	83,932	116,065
Depreciation and amortization	5,133	6,085	15,691	22,852
General and administrative expenses	7,106	8,765	22,099	27,834
Opening costs	—	1	354	762
Loss on disposition of properties, net	841	654	1,449	4,104
Provision for divestitures and write-down of long-lived assets	3,018	2,757	17,043	58,027
Restructuring costs	167	2,316	3,610	—

Total costs and expenses	125,059	140,354	324,590	495,592

Operating loss	(3,267)	(4,965)	(34,720)	(70,960)

Gain on sale of division	—	—	—	60,729
Interest expense, net (contractual interest of $14,846 for the six months ended June 30, 2002)	5,618	10,529	28,222	30,841
Gain on extinguishment of debt	331	191,385	—	—

Income (loss) before reorganization items and income tax provision	(8,554)	175,891	(62,942)	(41,072)

Reorganization items:
Professional fees	—	(669)	—	—
Fresh start adjustments	—	9,883	—	—

Total reorganization items	—	9,214	—	—

Income (loss) before income tax provision	(8,554)	185,105	(62,942)	(41,072)
Income tax provision (benefit)	(2,368)	187	335	700

Net income (loss)	$(6,186)	$184,918	$(63,277)	$(41,772)

Net income (loss) per common share - basic and diluted	$(1.24)	$1.03	$(0.35)	$(0.23)

Weighted average common shares outstanding - basic and diluted	5,000,000	180,380,513	180,380,513	180,380,513

See accompanying notes to consolidated financial statements

PRANDIUM, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED DECEMBER 29, 2002 AND JUNE 30, 2002
AND THE YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000
($ in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total

	Shares	Amount

Balance at December 26, 1999	180,380,513	$1,804	$222,353	$(281,762)	$(57,605)
Net loss	—	—	—	(41,772)	(41,772)

Balance at December 31, 2000	180,380,513	1,804	222,353	(323,534)	(99,377)
Net loss	—	—	—	(63,277)	(63,277)

Balance at December 30, 2001	180,380,513	1,804	222,353	(386,811)	(162,654)
Net income - six months ended June 30, 2002	—	—	—	184,918	184,918
Fresh start adjustments:
Cancellation of former equity	(180,380,513)	(1,804)	(222,353)	201,893	(22,264)
Issuance of new equity	5,000,000	50	8,759	—	8,809

Balance at June 30, 2002	5,000,000	50	8,759	—	8,759
Net loss - six months ended December 29, 2002	—	—	—	(6,186)	(6,186)

Balance at December 29, 2002	5,000,000	$50	$8,759	$(6,186)	$2,623

See accompanying notes to consolidated financial statements

PRANDIUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Successor Company	Predecessor Company

	For the Six Months Ended December 29, 2002	For the Six Months Ended June 30, 2002	For the Years Ended

			December 30, 2001	December 31, 2000

Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Cash received from customers	$122,118	$135,474	$289,970	$425,546
Cash received from franchisees and licensees	491	487	1,329	1,581
Cash paid to suppliers and employees	(116,827)	(134,614)	(295,634)	(413,351)
Interest received	39	423	1,919	2,142
Interest paid	(687)	(576)	(1,761)	(32,101)
Opening costs	—	(1)	(354)	(762)
Restructuring costs	(1,316)	(707)	(3,715)	—
Income taxes paid	(5)	(193)	(479)	(815)

Net cash provided by (used in) operating activities before reorganization items	3,813	293	(8,725)	(17,760)
Reorganization items - professional fees	(139)	(366)	—	—

Net cash provided by (used in) operating activities	3,674	(73)	(8,725)	(17,760)

Cash flows from investing activities:
Proceeds from disposal of property and equipment	120	70	3,438	1,075
Proceeds from payments on notes receivable	629	—	693	711
Capital expenditures	(1,124)	(1,064)	(5,483)	(15,622)
Lease termination payments	(374)	(1,512)	(1,193)	(974)
Other divestment expenditures	(976)	(987)	(1,873)	(1,976)
Proceeds from (cash required for) the El Torito Sale, net	—	(128)	(1,251)	111,660
Decrease (increase) in restricted cash, net	521	12,400	(7,921)	(2,500)
Other	(1,448)	126	(1,147)	(2,742)

Net cash provided by (used in) investing activities	(2,652)	8,905	(14,737)	89,632

Cash flows from financing activities:
Proceeds from (repayments of) working capital borrowings, net	1,000	—	—	(21,850)
Proceeds from equipment financing	—	—	—	2,672
Payment of debt issuance costs	(148)	(175)	(616)	—
Reductions of long-term debt, including capitalized lease obligations	(1,412)	(531)	(1,445)	(2,789)
Cash settlement of liabilities subject to compromise under reorganization proceedings	—	(30,000)	—	—

Net cash used in financing activities	(560)	(30,706)	(2,061)	(21,967)

Net increase (decrease) in cash and cash equivalents	462	(21,874)	(25,523)	49,905
Cash and cash equivalents at beginning of period	6,108	27,982	53,505	3,600

Cash and cash equivalents at end of period	$6,570	$6,108	$27,982	$53,505

PRANDIUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
($ in thousands)

	Successor Company	Predecessor Company

	For the Six Months Ended December 29, 2002	For the Six Months Ended June 30, 2002	For the Years Ended

			December 30, 2001	December 31, 2000

Reconciliation of Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net income (loss)	$(6,186)	$184,918	$(63,277)	$(41,772)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,133	6,085	15,691	22,852
Amortization of debt issuance costs and deferred gain	123	6	455	1,102
Loss on disposition of properties	841	654	1,449	4,104
Provision for divestitures and write-down of long-lived assets	3,018	2,757	17,043	58,027
Gain on sale of division	—	—	—	(60,729)
Accretion of interest on new notes	1,432	—	—	—
Gain on extinguishment of debt	(331)	(191,385)	—	—
Fresh start adjustments	—	(9,890)	—	—
Decrease in receivables	433	106	56	967
(Increase) decrease in inventories	(47)	207	272	195
(Increase) decrease in other current assets	2,504	180	(2,749)	1,005
Increase (decrease) in accounts payable	(2,416)	625	(1,137)	(2,555)
Increase (decrease) in self-insurance reserves	574	(150)	(800)	(229)
Increase (decrease) in other accrued liabilities	969	5,820	24,416	(612)
Increase (decrease) in income taxes payable	(2,373)	(6)	(144)	(115)

Total adjustments	9,860	(184,991)	54,552	24,012

Net cash provided by (used in) operating activities	$3,674	$(73)	$(8,725)	$(17,760)

See accompanying notes to consolidated financial statements

PRANDIUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 29, 2002 AND JUNE 30, 2002
AND THE YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Prandium, Inc. (together with its subsidiaries, the “Company”) was incorporated in Delaware in 1986.  The Company is primarily engaged in the operation of restaurants in the full-service and fast-casual segments, through its subsidiaries. At December 29, 2002, the Company operated 172 restaurants in 21 states, approximately 66% of which are located in California, Ohio, Pennsylvania, Michigan and Indiana, and franchised and licensed 8 restaurants outside the United States.

          Reference to the “Predecessor Company” refers to the Company with respect to information relating to the periods ended prior to July 2, 2002 and “Successor Company” refers to the Company with respect to information relating to the periods beginning on or after July 2, 2002, giving effect to the Plan (as defined below) and the related transactions discussed below.

Consolidated Financial Statements

          The consolidated financial statements of the Company relating to periods ended before July 2, 2002 were prepared on a going concern basis that contemplated continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the consummation of the Plan (as defined below) on July 2, 2002 and pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization” (“SOP 90-7”), the Company qualified for fresh start reporting as of July 2, 2002.  Under fresh start reporting, all assets and liabilities were restated to the current value of the reorganized entity to approximate the Company’s fair value at the date of reorganization.

          The Company obtained an independent appraisal of the value of its long-term assets as of the Closing (as defined below) of $82.8 million, the estimated effect of which it has utilized, together with adjustments of $229,000 to current assets, $(3,000) to other assets and $(848,000) to current liabilities, to implement fresh start reporting. In addition, although the Notes (as defined below) have an initial face value of $59 million and have an interest rate of 12%, for financial reporting purposes the Notes were recorded at $52.8 million with an interest rate of 16.6% (which was considered the fair value interest rate for the Notes at the Closing).

          The reorganization value of $8.8 million was determined by considering many factors and various valuation methods, including a discounted cash flow analysis using projected five-year financial information, selected publicly traded company market multiples of certain companies whose operating

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

businesses are viewed to be similar to that of the Company, and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company’s business and industry.  The determination of the reorganization value was also based upon a number of estimates and assumptions that are inherently subject to significant uncertainties and contingencies beyond the control of the Company.  For example, the five-year cash flow projections used as a factor in determining the reorganization value were based on estimates and assumptions about circumstances and events that have not yet taken place.  Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of the Company including, but not limited to, those with respect to the future course of the Company’s business activity.  Any difference between the Company’s cash flow projections and actual results following the consummation of the Plan will not alter the determination of the fresh start reorganization equity value because the determination of the reorganization value is not contingent upon the Company achieving the projected results or meeting any of the other factors considered by the Company.  Accordingly, there can be no assurance that the values reflected in the reorganization value will be realized, and actual results could vary materially.  Moreover, the value of the Company’s common stock may, and currently does, differ materially from the reorganization value.

          The accumulated deficit of the Predecessor Company was eliminated as required by fresh start reporting.  For financial reporting purposes, the effective date of the Reorganization Case (as defined below) is deemed to be the close of business on June 30, 2002; therefore certain transactions occurring after June 30, 2002 but on or before July 2, 2002 are reflected in the consolidated financial statements as if they had occurred on June 30, 2002.  As a result, the consolidated statement of operations for the six months ended June 30, 2002 reflects the effects of the forgiveness of debt ($191.4 million) resulting from confirmation of the Plan and the effects of the adjustments to restate assets and liabilities ($9.9 million) to reflect the reorganization value of the Company.  As such, the consolidated balance sheet of the Company as of December 29, 2002 and the accompanying consolidated statement of operations for the six months then ended represent, in effect, that of a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods.  The accompanying consolidated balance sheet as of December 30, 2001 and the consolidated statements of operations for the six months ended June 30, 2002 and the years ended December 30, 2001 and December 31, 2000 represent that of the Predecessor Company.

Fiscal year

          The Company reports results of operations based on 52 or 53 week periods ending on the last Sunday in December.  The fiscal years ended December 29, 2002 and December 30, 2001 included 52 weeks, and the fiscal year ended December 31, 2000 included 53 weeks.

Principles of consolidation

          The consolidated financial statements include the accounts of Prandium, Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

          Prior to the adoption of FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), losses on disposition of properties were recognized when a commitment to divest a restaurant property was made by the Company and include estimated carrying costs through the expected disposal date.  As a result of the adoption of SFAS 146 in fiscal 2003, future losses on disposition of properties will be recognized when incurred.  Divestment charges include liabilities for the net present value of any remaining lease obligations, including executory costs, after the expected closure dates, net of estimated sublease income, if any.

Advertising

          Production costs of commercials and programming are charged to operations when aired. Costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expenses were $4,074,000 and $5,259,000 for the six months ended December 29, 2002 and June 30, 2002, respectively, and $12,383,000 and $16,829,000 for the years ended December 30, 2001 and December 31, 2000, respectively.

Franchise, license and royalty fees

          Initial franchise, license and royalty fees are recognized when all material services have been performed and conditions have been satisfied. No initial fees were recognized in 2002 and 2001. Initial fees for 2000 totaled $49,000.  Monthly fees for all franchise, license and royalty

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements are accrued as earned based on the respective monthly sales.  Such fees totaled $394,000 and $485,000 for the six months ended December 29, 2002 and June 30, 2002, respectively, and $1,313,000 and $1,530,000 for the years 2001 and 2000, respectively, and offset general and administrative expenses.

Costs in excess of net assets of business acquired

          Costs in excess of net assets of business acquired were amortized using the straight-line method over 40 years.  Costs in excess of net assets of business acquired related to the Hamburger Hamlet restaurant chain were amortized through the third quarter of 2001 when the Company classified the net assets and liabilities of the Hamburger Hamlet restaurant chain as property held for sale as further discussed in Note 4.  Costs in excess of net assets of business acquired related to the Koo Koo Roo restaurant chain were amortized through the fourth quarter of 2000 when the Company wrote off its remaining balance as further discussed in Note 5. The Company evaluated the carrying value of its costs in excess of net assets of business acquired on an ongoing basis relying on a number of factors, including operating results, business plans, budgets and economic projections.  In addition, the Company’s evaluation considered non-financial data such as continuity of personnel, changes in the operating environment, name identification, competitive information and market trends.  Finally, the evaluation considered changes in management’s strategic direction or market emphasis.  When the foregoing considerations suggested that a deterioration of the financial condition of the Company or any of its divisions had occurred, the Company measured the amount of an impairment, if any, based on the estimated fair value of the restaurant operations over the remaining amortization period.

Impairment of long-lived assets

          The Company evaluates long-lived assets for impairment by comparison of the carrying value of the assets to estimated undiscounted cash flows (before interest charges) expected to be generated by the asset over its estimated remaining useful life.  In addition, the Company’s evaluation considers data such as continuity of personnel, changes in the operating environment, name identification, competitive information and market trends.  Finally, the evaluation considers changes in management’s strategic direction or market emphasis.  When the foregoing considerations suggest that a deterioration of the financial condition of the Company or any of its assets has occurred, the Company measures the amount of an impairment, if any, based on the estimated fair value of each of its assets.

          During 2002, the Company recorded net write-downs of long-lived assets of $16,000 to reduce the assets’ carrying value to their estimated fair value.

          During 2001, the Company identified three unprofitable Chi-Chi’s restaurants as being impaired.  In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded write-downs of long-lived assets of $1,626,000 during the fourth quarter of 2001 to reduce the assets’ carrying value to their estimated fair value.  The Company also analyzed the carrying value of restaurants impaired prior to 2001.  In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded additional write-downs of long-lived assets of $410,000 during 2001 to reduce the assets’ carrying value to their estimated fair value.

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          During 2000, the Company identified three unprofitable Chi-Chi’s restaurants, three unprofitable El Torito Express restaurants and two unprofitable Koo Koo Roo restaurants as being impaired.  In connection with this analysis, the Company analyzed the carrying value of the long-lived assets of these restaurants and recorded write-downs of long-lived assets of $1,730,000 and $3,106,000 during the third and fourth quarters of  2000, respectively, to reduce the assets’ carrying value to their estimated fair value.

Opening costs

          Opening costs are incurred in connection with the opening or remodeling of a restaurant, are principally related to stocking the restaurant and training its staff and are expensed as incurred. Opening costs incurred during 2002, 2001 and 2000 were $1,000, $354,000 and $762,000, respectively.

Net loss per common share

          Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”  specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  The impact of common stock equivalents has not been included since the impact would be anti-dilutive for all periods presented.

Stock-based employee compensation

          As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company measures stock-based employee compensation cost for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations and includes pro forma information in Note 17.  Accordingly, compensation cost for the stock option grants to employees is measured as the excess of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock.  For the six months ended December 29, 2002 and June 30, 2002 and the years ended December 30, 2001 and December 31, 2000, 436,000 shares, 12,974,000 shares, 18,015,000 shares and 21,252,000 shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of net income (loss) per common share as their effect would have been anti-dilutive.

          Pro forma net loss and net loss per common share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 and are presented in the table below ($ in thousands, except per share amounts):

	Successor Company For the Six Months Ended December 29, 2002	Predecessor Company

		For the Six Months Ended June 30, 2002	Year Ended December 30, 2001	Year Ended December 31, 2000

Net income (loss) as reported	$(6,186)	$184,918	$(63,277)	$(41,772)
Net income (loss) – pro forma	(6,186)	184,918	(63,280)	(41,789)
Net income (loss) per common share – pro forma – basic and diluted	$(1.24)	$1.03	$(0.35)	$(0.23)
Weighted average fair value of options granted	$.0005	$.00	$.02	$.08

          The total valuation of stock options granted during the third and fourth quarters of 2002 was less than $1,000.  Consequently, the pro forma net income (loss) is equal to that presented in the  consolidated statement of operations for the six months ended December 29, 2002 and June 30, 2002. There were no stock options granted during the first and second quarters of  2002 .  For the 2001 and 2000 pro forma disclosures, the options’ estimated fair value was amortized over the vesting period.  These pro forma disclosures are not necessarily indicative of anticipated future disclosures because there were no options granted in 1997, 1996 and 1995, and SFAS 123 does not apply to grants before 1995.  The fair value for these options was estimated at the date of grant using an options pricing model.  The model was designed to estimate the fair value of exchange traded options which, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions, including the expected volatility of the stock price.  Therefore, in management’s opinion, the existing models do not provide a reliable single measure of the value of employee stock options.  The following weighted average assumptions were used to estimate the fair value of these options:

	December 29, 2002	December 30, 2001	December 31, 2000

Expected dividend yield	0%	0%	0%
Expected stock price volatility	9.65%	10%	10%
Risk free interest rate	2.76%	4.75%	5.00%
Expected life of options (in years)	10	10	10

Segment disclosures

          The Company applies the provisions of SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting information about operating segments.  The Company’s reportable segments are based on restaurant operating divisions.

Income taxes

          The Company recognizes income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reclassifications

          Certain amounts as previously reported have been reclassified to conform to the 2002 presentation.

NOTE 2 - GOING CONCERN MATTERS AND REORGANIZATION PLAN:

          On May 6, 2002, following receipt of sufficient votes from their debtholders approving a pre-packaged Chapter 11 plan of reorganization (the “Plan”), Prandium, Inc. and its subsidiary, FRI-MRD Corporation (“FRI-MRD”), each filed cases (together, the “Reorganization Case”) seeking confirmation of the Plan in the United States Bankruptcy Court for the Central District of California, Santa Ana division (the “Bankruptcy Court”).  The Reorganization Case was entitled In re Prandium, Inc. and FRI-MRD Corporation, Case No. SA-02-13529 (RA) (Jointly Administered). The Bankruptcy Court subsequently confirmed the Plan on June 20, 2002.  The Plan was consummated (the “Closing”) on July 2, 2002 (the “Closing Date”) when all material conditions to the Plan, including entering into a new secured credit facility (the “Credit Facility”) with Foothill Capital Corporation (“Foothill”), were completed.

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

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

          Also under the Plan, Prandium’s 9 3/4% Senior Notes (the “9 3/4% Prandium Notes”) were cancelled in exchange for all 5,000,000 shares of the new common stock of Prandium, and stock options to purchase up to an additional 444,070 shares at an exercise price of $1.90 per share were granted to certain members of management.  Prandium’s 10 7/8% Senior Subordinated Discount Notes (the “10 7/8% Prandium Notes” and together with the 9 3/4% Prandium Notes, the “Prandium Notes”) were cancelled without receiving any consideration.  The old common stock of Prandium was also cancelled without receiving any consideration.

          In accordance with the Plan, at the Closing the Company, among other things, entered into a note agreement (the “Note Agreement”) governing the Notes, revised Prandium’s charter and bylaws and the charter of FRI-MRD, entered into the Credit Facility with Foothill to replace the old secured credit facility (the “Old Credit Facility”) with Foothill and initially designated four members of Prandium’s five-member board of directors.  Under the Plan, the investment representative of certain of the holders of the Notes (the “Representative”) has the right to initially designate one individual to a currently vacant position on the board of directors of Prandium. The Representative’s right to nominate one individual for election to the board of directors continues until the Notes are paid in full pursuant to the Plan and a nominating agreement entered into with Prandium and certain of Prandium’s common stockholders.  As of March 21, 2003, the Representative had not yet designated a director.

          The Plan did not involve any of Prandium’s or FRI-MRD’s operating subsidiaries.  The claims of employees, general unsecured creditors (other than noteholders) and secured creditors, other than holders of the 14% FRI-MRD Notes, were not impaired under the Plan.

          The Company has experienced comparable restaurant sales declines in each of its concepts since the Closing Date. These sales declines have resulted in operating performance that is significantly lower than projections included as part of the Plan. As a result of this operating performance, the Company has supplemented its cash flow from operations with borrowings under the Credit Facility.  The sales declines and depressed operating performance have continued into the first quarter of 2003.  Should the Company’s operating results not improve and the Company be unable to meet its financial covenants or, if necessary, obtain waivers or amendments to the Credit Facility, the Company’s financial condition and results of operations could be materially adversely affected.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

          In response to the Company’s financial condition and results of operations, on February 26, 2003, the Company appointed two members of the turnaround firm, Alvarez & Marsal, Inc. (“A&M”), to key management positions.  The Company appointed Hugh G. Hilton to the position of Interim Chief Executive Officer and President and Timothy Matthew Klein to the position of Interim Chief Operating Officer.  Mr. Hilton will report directly to the Board of Directors and will

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

oversee all day-to-day operations, including marketing and restaurant operations.  Mr. Klein will report directly to Mr. Hilton.

          The Company entered into an agreement (the “Services Agreement”) on February 26, 2003 with A&M regarding the provision of interim management services by Messrs. Hilton and Klein (the “Officers”) to the Company and its Board of Directors.  Under the terms of the Services Agreement, A&M will make available to the Company the services of the Officers and one additional professional to assist in the performance of services by the Officers. It is anticipated that the Officers’ activities in connection with the Services Agreement will include the following (i) identification and execution of cost reduction and operational improvement opportunities; (ii) identification and execution of revenue improvement opportunities; (iii) development and implementation of both short-term turnaround and long-term stabilization and growth strategies for the Company’s restaurant concepts; and (iv) leadership in other strategic alternatives.  The Services Agreement will continue until terminated, and may be terminated by either party upon 30 days written notice to the other party.  The Officers are employees of A&M , will remain employees of A&M during the time that they act as officers of the Company, and A&M will be responsible for the Officers’ compensation and employee benefits during the term of the Services Agreement. A&M will be compensated for the services of the Officers partially in cash and partially in shares of a new series of preferred stock to be issued by the Company.  During the term of the Services Agreement, the Company will pay A&M a fixed monthly fee of $165,000, subject to annual adjustment, and shall reimburse A&M for reasonable out-of-pocket expenses.  Subject to certain conditions, the Company will also issue to A&M up to 213,000 shares of a new series of preferred stock (the “Shares”).  The Shares shall be payable as follows:  200,000 Shares on March 1, 2004 and 13,000 Shares on June 1, 2004.  All or a portion of the Shares may be issued to A&M earlier upon the occurrence of certain events set forth in the Services Agreement.  Each Share will be convertible into 10 shares of the Company’s common stock, will have piggyback registration rights and will not be entitled to receive dividends.  Each of the Shares will have one vote, voting together with the common stock as a single class.  The Shares will have a standard non-participating liquidation preference upon liquidation of the Company’s assets or a sale of the Company.

          The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements and ultimately to attain profitable operations.

NOTE 3 - SALE OF EL TORITO DIVISION:

          On June 28, 2000, the Company completed the sale of its El Torito restaurant division (the “El Torito Sale”) in a transaction with an adjusted enterprise value of approximately $129.5 million.  At June 28, 2000, the El Torito Division operated 97 full-service restaurants and four fast-casual restaurants in eleven states and franchised and licensed eleven restaurants outside the United States.  All but two full-service restaurants and none of the four fast-casual restaurants were included in the El Torito Sale.  As a result of the El Torito Sale, the Company received, after a $0.7 million post-closing adjustment based on a closing balance sheet, $128.8 million, consisting of $114.0 million in cash, the assumption of $9.8 million of long-term debt, consisting primarily of capitalized lease obligations, and $5.0 million deposited in

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

escrow.  The Company recorded a pretax gain of $60.7 million in fiscal 2000 as a result of this transaction.  A portion of the net cash proceeds was used to pay indebtedness outstanding under the Old Credit Facility of $25.9 million and another portion was set aside in an interest bearing escrow account totaling $5.0 million.  Of this escrow account balance, $2.5 million was recorded as restricted cash and $2.5 million was recorded in other assets at December 31, 2000.  During 2001, the Company received $2.5 million of the escrow balance, and the remaining $2.5 million was received in 2002. In connection with the El Torito Sale, the Company and FRI-MRD have agreed, subject to certain limitations, to indemnify the buyer against losses if they occur, primarily related to events prior to the closing. The buyer has agreed to indemnify the Company, with certain exceptions, for certain events occurring after the closing.

          The 95 full-service El Torito Division restaurants that were sold generated sales and  operating income of $112,409,000 and $5,411,000, respectively, for the six months and two days ended June 27, 2000 (through date of sale).  Such operating income included charges for allocated corporate general and administrative expenses of $2,889,000 for the six months and two days ended June 27, 2000.

NOTE 4 – SALE OF THE HAMBURGER HAMLET CHAIN:

          On May 10, 2002, the Company entered into an agreement (the “Hamlet Agreement”) to sell the Hamburger Hamlet Chain.  On August 9, 2002, the Company terminated the Hamlet Agreement in accordance with its terms. The purchaser under the Hamlet Agreement provided the Company notice that it did not believe that the Company’s termination notice was effective. The Company and the purchaser have continued to discuss the matter, including the negotiation of a potential new transaction with a subsidiary of the purchaser, but the parties have not been able to reach acceptable terms and no other action has been taken by either side and no new written agreement to sell the Hamburger Hamlet Chain to any party exists.

          As called for in the Note Agreement, the proceeds of any sale of the Hamburger Hamlet Chain would be used to prepay the Notes in accordance with the terms of the Note Agreement.

          Prior to a sale of the Hamburger Hamlet Chain, the Note Agreement requires that the excess cash flow generated by the Hamburger Hamlet Chain be used to prepay the Notes.  In accordance with this provision, $566,000 for the second quarter of 2002, $425,000 for the third quarter of 2002 and $422,000 for the fourth quarter of 2002, was used to prepay $747,000, $551,000 and $531,000, respectively, principal amount of the Notes.  There can be no assurance that a sale will be successfully completed. A prior agreement to sell the Hamburger Hamlet Chain to a different party was entered into on October 23, 2001 and terminated on February 6, 2002 in accordance with its terms.

          At December 29, 2002, the assets and liabilities of the Hamburger Hamlet Chain have been written down to their estimated net realizable value of $11,891,000 and classified as property held for sale in the accompanying consolidated balance sheet.  This amount reflects write-downs of $3,052,000 and $1,974,000, which are reported in the provision for divestitures and write-down of long-lived assets in the accompanying consolidated statements of operations for the six months ended December 29, 2002 and June 30, 2002, respectively.

          The Hamburger Hamlet Chain generated sales of $30,128,000 and $32,371,000 for the fiscal years ended December 29, 2002 and December 30, 2001, respectively, and related operating income of $2,806,000 and $3,642,000 for the same periods, respectively.  Such operating

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income includes charges for allocated general and administrative expenses of $600,000 and $748,000 for the fiscal years ended December 29, 2002 and December 30, 2001, respectively.

NOTE 5 - WRITE-OFF OF COSTS IN EXCESS OF NET ASSETS OF BUSINESS ACQUIRED:

          On October 30, 1998, the Company acquired Koo Koo Roo, Inc. (“KKR”) by merger  (the “Merger”).  Since the Merger, Koo Koo Roo realized comparable restaurant sales declines that continued through the fourth quarter of 2000. These sales declines resulted in operating performance for Koo Koo Roo which was lower than anticipated at the time of the Merger. These operating results caused the Company to reevaluate its business strategy for Koo Koo Roo.

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

          The Company evaluated the recoverability of the Koo Koo Roo costs in excess of net assets of business required on the basis of a forecast of future operations.  Based on such forecast, the cumulative undiscounted future cash flow was insufficient to recover the Koo Koo Roo costs in excess of net assets of business required balance.  Accordingly, the Company wrote off the remaining unamortized balance of $47,771,000 in the fourth quarter of 2000.

NOTE 6 - RECEIVABLES:

          A summary of receivables follows:

	2002	2001

	($ in thousands)
Trade, principally credit cards	$1,308	$1,427
License and franchise fees and related receivables	11	110
Notes receivable	—	53
Other	296	304

	$1,615	$1,894

NOTE 7 - STRATEGIC DIVESTMENT PROGRAMS:

          During the fiscal years 1999, 2000 and 2001, the Company designated three, ten and four non-strategic Koo Koo Roo restaurants for divestment (the “KKR Strategic Divestment Program”), respectively.  In conjunction with the KKR Strategic Divestment Program, for such periods, the Company recorded provisions for divestitures of $904,000, $4,510,000 and $814,000, respectively. On a cumulative basis, these provisions consisted of (i) $3,429,000 for the write-down to net realizable value of the property and equipment associated with such restaurants and (ii) $2,799,000 for costs associated with lease terminations, subsidized leases, brokerage fees and other divestment costs. During 2001, the Company also recorded a provision for severance costs of $189,000

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with certain restaurant managers in connection with the restaurants to be divested.  During 2000, two of the restaurants designated in 1999 were subleased and a third restaurant’s lease was terminated.  Of the ten restaurants designated in 2000, nine were divested or closed during 2001, and one was closed during the first quarter of 2002.  Of the four restaurants designated in 2001, one was divested in the fourth quarter of 2001, and three were divested or closed during the first quarter of 2002.  For the years ended December 29, 2002, December 30, 2001 and December 31, 2000, the Company paid (i) $58,000, $138,000 and $0, respectively, for severance costs associated with certain restaurant and regional managers who were terminated in connection with the restaurants divested and (ii) $751,000, $947,000 and $135,000, respectively, for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs.  During 2002, the Company paid $211,000 for lease terminations. During 2002, restaurants still in operation under the KKR Strategic Divestment Program had sales of $352,000 and restaurant-level operating losses of $232,000.  The Company has identified one additional Koo Koo Roo restaurant for divestment.  During 2002, this restaurant had sales of $781,000 and restaurant-level operating losses of $190,000.  Any costs associated with the divestment of this restaurant will be expensed when a divestment transaction is determined.  During the fourth quarter of 2002, the Company recorded a provision of $246,000 for other divestment costs.

          In the fourth quarter of 1998, 48 non-strategic Chi-Chi’s restaurants were designated for divestment (the “CC Strategic Divestment Program”).  In conjunction with the CC Strategic Divestment Program, the Company recorded a provision for divestitures of $22,884,000, including divestment reserves of $12,256,000.  During the fourth quarter of 1999, the Company determined that it would not be able to satisfactorily negotiate lease terminations or subleases for 20 operating restaurants of the 48 Chi-Chi’s restaurants designated for divestment.  As a result, these 20 restaurants were removed from the CC Strategic Divestment Program, and $1,048,000 previously recorded in conjunction with the provision for divestitures was reversed during the fourth quarter of 1999.  After this reversal, the eight restaurants remaining in the CC Strategic Divestment Program were divested during 2000.  In the fourth quarter of 2001, sixteen additional Chi-Chi’s restaurants were designated for divestment.  The Company recorded a provision for divestitures of $2,736,000. This provision consisted of (i) $2,386,000 for the write-down to net realizable value of the property and equipment associated with such restaurants and (ii) $350,000 for costs associated with lease terminations, subsidized leases, brokerage fees and other divestment costs.  In December 2001, the Company recorded an additional provision for divestitures of $2,029,000 for costs associated with lease terminations, subsidized leases, brokerage fees and other divestment costs.  For the years ended December 29, 2002, December 30, 2001 and December 31, 2000, the Company paid (i) $118,000, $33,000 and $225,000, respectively, for severance costs associated with certain restaurant and regional managers who were terminated in connection with the restaurants divested and (ii) $1,965,000, $1,681,000 and $2,124,000, respectively, for net costs associated with lease terminations, subsidized subleases, brokerage fees and other divestment costs.  During the first quarter of 2002, the Company recorded an additional provision of $695,000 consisting of (i) $250,000 for the write-off of a liquor license and (ii) $445,000 for lease terminations and other divestment costs. During the second quarter of 2002, the Company recorded a provision of $82,000 for lease terminations, other divestment costs and the write-down of property and equipment to net realizable value.  During the fourth quarter of 2002, the Company recorded a $217,000 provision for divestitures for one Chi-Chi’s restaurant.  During the fourth quarter of 2002, the Company also evaluated its divestment reserves and $496,000 previously recorded in conjunction with the provision for divestitures was reversed.  During 2002, the Company paid $1,417,000 for lease

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminations.  During 2002, restaurants still in operation under the CC Strategic Divestment Program had sales of $11,568,000 and restaurant-level operating losses of $1,788,000.  Of the properties remaining in the CC Strategic Divestment Program from 2001, the Company has determined that three of the restaurants will be operated until their leases expire due to their short remaining lease lives.  In addition, the Company has identified two additional Chi-Chi’s restaurants for divestment.  During 2002, these restaurants had sales of $1,693,000 and restaurant-level operating losses of $203,000.  Any costs associated with the divestment of these restaurants will be expensed when divestment transactions are determined.

          In the second quarter of 2001, the Company announced an organizational restructuring that resulted in the elimination of approximately 40 positions in the Company’s support center.  The Company recorded a provision of $1,607,000 for severance and outplacement services and the amount was included in restructuring costs on the 2001 consolidated statement of operations. During 2002 and 2001, a total of $17,000 and $1,521,000 was paid for severance and outplacement services, respectively.

NOTE 8 - PROPERTY AND EQUIPMENT:

          A summary of property and equipment follows:

	2002	2001

	($ in thousands)
Land	$16,867	$12,217
Buildings and improvements	41,501	93,065
Furniture, fixtures and equipment	19,016	60,039
Projects under construction	269	2,728

	77,653	168,049
Accumulated depreciation and amortization	(5,041)	(71,123)

	$72,612	$96,926

          Property under capitalized leases in the amount of $0 at December 29, 2002 and $2,829,000 at December 30, 2001 is included in buildings and improvements.  Accumulated amortization of this property under capitalized leases amounted to $0 at December 29, 2002 and $2,314,000 at December 30, 2001.  These capitalized leases primarily relate to the buildings on certain restaurant properties; the land portions of these leases are accounted for as operating leases.

          In addition, property under capitalized leases in the amount of $0 at December 29, 2002 and $1,446,000 at December 30, 2001 is included in furniture, fixtures and equipment.  Accumulated amortization of this property under capitalized leases amounted to $0 at December 29, 2002 and $1,146,000 at December 30, 2001.

          Depreciation and amortization relating to property and equipment was $5,041,000 for the six months ended December 29, 2002, $5,988,000 for the six months ended June 30, 2002, $15,169,000 for 2001 and $20,436,000 for 2000, of which $0, $67,000, $237,000 and $1,787,000, respectively, was related to amortization of property under capitalized leases.

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          A majority of the capitalized building leases have original terms of 25 years and all of the capitalized equipment leases have original terms of three years.  All of these leases expire by the end of the year 2005.  A majority of the operating leases have original terms of 25 years, and substantially all of these leases expire in the year 2013 or later.  Most operating leases have renewal options. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in most cases, contingent rent, calculated as a percentage of sales, in excess of minimum rent.  The total amount of contingent rent under capitalized leases for the six months ended December 29, 2002 and June 30, 2002, and the years ended December 30, 2001 and December 31, 2000 was $0, $0, $0 and $16,000, respectively.  Total rental expense for all operating leases comprised the following:

	Six Months Ended December 29, 2002	Six Months Ended June 30, 2002	2001	2000

	($ in thousands)
Minimum rent	$12,428	$14,058	$28,907	$36,373
Contingent rent	330	485	911	1,719
Less: Sublease rent	(1,805)	(2,059)	(4,473)	(5,179)

	$10,953	$12,484	$25,345	$32,319

          At December 29, 2002, the present value of capitalized lease payments and the future minimum lease payments on non-cancellable operating leases were:

Due in	Capitalized Leases	Operating Leases

	($ in thousands)
2003	$202	$24,840
2004	107	21,568
2005	57	18,672
2006	—	13,188
2007	—	11,384
Later years	—	25,034

Total minimum lease payments	366	$114,686

Interest	(37)

Present value of minimum lease payments	$329

          The Company currently has a substantial portfolio of subleased and assigned properties.  Because the ability of any particular sub-lessee or assignee to satisfy its obligations under any subleased or assigned lease depends on its ability to generate sufficient revenues in the acquired restaurant, there can be no assurance that the Company will not incur significant and unplanned costs in connection with such leases.  The Company’s maximum theoretical future exposure at December 29, 2002, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $51,514,000.  Approximately $24,639,000 of this amount and commitments for leased properties included in the Company’s divestiture programs are included in the $114,686,000 of operating lease payments noted above.  The remaining $26,875,000 of this

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount is for assigned properties.  This amount does not take into consideration any mitigating measures the Company could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the lease by negotiating a lump sum payment to the landlord less than the sum of all remaining future rents.

NOTE 9 - OTHER ASSETS:

          A summary of other assets follows:

	2002	2001

	($ in thousands)
Liquor licenses	$6,193	$5,052
Debt issuances costs	866	711
Notes receivable	3,031	3,731
Other	989	1,724

	$11,079	$11,218

          Debt issuance costs are amortized over the terms of the respective loan agreements on a method approximating the effective interest method.

NOTE 10 - LONG-TERM DEBT, INCLUDING CAPITALIZED LEASE OBLIGATIONS:

          Long-term debt, including capitalized lease obligations, is comprised of the following:

	2002	2001

	($ in thousands)
12% Senior Secured Notes	$52,935	$—
9-3/4% Senior Notes	—	103,456
10-7/8% Senior Subordinated Discount Notes	—	30,900
15% Senior Discount Notes	—	75,000
14% Senior Secured Discount Notes	—	24,000
Capitalized lease obligations	329	935
Working capital borrowings	1,000	—
Other	808	873

	55,072	235,164
Deferred gain on debt exchange	—	74

	55,072	235,238
Amounts due within one year	426	234,271

	$54,646	$967

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

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          Under the Plan, the 14% FRI-MRD Notes were exchanged at a discount for $18 million in cash, and the 15% FRI-MRD Notes were exchanged at a discount for a combination of $12 million in cash and Notes with an initial face value of $59 million having substantially similar terms as the 15% FRI-MRD Notes except that the replacement notes (i) mature on January 31, 2005, (ii) have an interest rate of 12% that is payable-in-kind at the Company’s option, (iii) include capital expenditure restrictions on the Hamburger Hamlet Chain, (iv) require that free cash flow generated by the Hamburger Hamlet Chain prior to a sale of the restaurants, and the proceeds of any Hamburger Hamlet sale, be applied to prepay the Notes and (v) contain additional limitations on indebtedness and capital expenditures.  In addition, while no cash interest payments will be required on the Notes, prepayments are encouraged by an extra reduction in principal of up to 33.33% of the prepaid amount, depending on how quickly the prepayment is made.  The Notes are secured by the stock of the subsidiary operating the Hamburger Hamlet Chain.  Although the Senior Secured Notes had an initial face value of $59 million and have a stated interest rate of 12%, for financial reporting purposes the Notes are recorded at fair market value of $52,935,000 based on a discount rate of 16.6%.

          Also under the Plan, the 9 3/4% Prandium Notes were cancelled in exchange for all 5,000,000 shares of the new common stock of Prandium. The 10 7/8% Prandium Notes were cancelled without receiving any consideration.

          On July 2, 2002, the Company entered into the four-year Credit Facility to provide for the ongoing working capital needs of the Company.  The Credit Facility includes anniversary fee provisions which call for payments of $150,000 at the first year anniversary, $300,000 at the second year anniversary and $450,000 at the third year anniversary, respectively.  In addition, the Credit Facility is subject to early termination on January 1, 2005 if, on or before January 1, 2005, the maturity date of the Notes (or any refinancing of the Notes) has not been extended to October 2, 2006 or later.  The Credit Facility replaces the Old Credit Facility and provides for up to $4 million in revolving cash borrowings and up to $15 million in letters of credit (less the outstanding amount of revolving cash balances).  At March 21, 2003, the Credit Facility includes a $1 million reserve against both the revolving cash borrowings and letter of credit limits that prohibits the Company from borrowing the full amounts available under the revolver and letter of credit components of the Credit Facility. The $1 million reserve is to be released at the 270 day anniversary of the Closing Date. In addition, any borrowings are subject to restrictions based on a borrowing base calculation in the Credit Facility.  The Credit Facility is secured by substantially all of the real and personal property of the Company and contains customary restrictive covenants, including the maintenance of certain financial ratios.  Among other things, the covenants restrict the Company’s ability to incur debt, pay dividends on or redeem capital stock, make certain types of investments, make dispositions of assets and engage in mergers and consolidations. In addition, a change in ownership of 30% or more of the Company’s common stock, with certain permitted exceptions, is prohibited.  The Company was in compliance with all financial ratios at December 29, 2002.

          Approximately $9.9 million of letters of credit were outstanding under the Credit Facility as of December 29, 2002 with approximately $9.8 million outstanding as of March 21, 2003. Such outstanding letters of credit, in large part, provide security for future amounts payable under the Company’s workers’ compensation insurance program and under Kevin S. Relyea’s severance agreement (see note 22). Working capital borrowings of $1 million were outstanding under the Credit Facility as of December 29, 2002 and March 21, 2003.  There were no working capital borrowings outstanding as of December 30, 2001 under the Old Credit Facility.

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          Maturities of long-term debt, including capitalized lease obligations and interest expected to be paid-in-kind, during the four years subsequent to December 28, 2003 are as follows:  $241,000 in 2004, $77,465,000 in 2005, $1,142,000 in 2006, $123,000 in 2007 and $0 thereafter.

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The recorded amounts of the Company’s cash and cash equivalents, restricted cash, receivables, accounts payable, self-insurance reserves, other accrued liabilities and certain financial instruments included in other assets at December 29, 2002 and December 30, 2001 approximate fair value due to their short term nature.  The fair value of the Company’s long-term debt, excluding capitalized lease obligations, is estimated as follows:

	2002		2001

	Recorded Amount	Fair Value	Recorded Amount	Fair Value

	($ in thousands)
Senior Secured Notes	$52,935	$52,935	$—	$—
Senior Notes	—	—	103,456	3,621
Discount Notes	—	—	30,900	—
Senior Discount Notes	—	—	75,000	57,821
Senior Secured Discount Notes	—	—	24,000	18,503
Other	1,808	1,686	873	750

          Although the Senior Secured Notes had an initial face value of $59 million and have a stated interest rate of 12%, for financial reporting purposes the Notes are recorded at fair market value based on a discount rate of 16.6%.  The fair values of the Senior Notes as of the end of 2001 were based on an average market price of these instruments.  The fair value of the Discount Notes as of the end of 2001 was based on the Company’s assessment that under the reorganization plan, there was no value available for distribution to the holders of these notes. The fair values of the Senior Discount Notes and Senior Secured Discount Notes as of the end of 2001 was based on the reorganization plan, which included cash payments plus the issuance of new notes.  The fair values were calculated as the amount of cash payments plus the accreted value of the new notes discounted at rates which the Company believes would be available to it for debt with similar terms and maturity date.  The fair value of the other debt is estimated using discount rates which the Company believes would be available to it for debt with similar terms and average maturities.  The fair value of $1 million in working capital borrowings included in “Other” equals the recorded amount as a result of the variable interest rate of such debt.

          The Company does not believe it has any instruments or transactions subject to the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

          The Company purchases certain commodities such as beef, chicken, cheese and cooking oil. Purchases of these commodities are generally based on vendor agreements, which often contain contractual features that limit the price paid by establishing price floors or caps.  As commodity

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price aberrations are generally short-term in nature and have not historically had a significant impact on operating performance, financial instruments are not used directly by the Company to hedge commodity price risk.  However, the Company may authorize certain vendors to utilize the commodity futures markets as a means of establishing price caps for certain commodities.

NOTE 12 - OTHER ACCRUED LIABILITIES:

          A summary of other accrued liabilities follows:

	2002	2001

	($ in thousands)
Wages, salaries and bonuses	$9,168	$13,021
Carrying costs of closed properties	3,860	5,399
Reserve for divestitures	5,514	7,798
Interest	2,950	39,928
Property taxes	1,850	1,910
Sales tax	1,208	1,382
Utilities	885	1,297
Gift certificates	1,792	1,719
Other	7,553	8,663

	$34,780	$81,117

          Carrying costs of closed properties represent the estimated future costs associated with the Company’s closed and subleased restaurants which consists primarily of the net present value of lease subsidies which are mainly comprised of the excess of future lease payments over estimated sublease revenues.

NOTE 13 - INCOME TAXES:

          Net operating loss carryforwards (“NOL’s”) from prior years were utilized to offset the cancellation of indebtedness (“COD”) income in connection with the Company’s reorganization under Chapter 11.  COD income is the amount by which the indebtedness discharged (approximately $176.1 million) exceeds any consideration given in exchange (approximately $8.8 million in equity value) therefore.

          On a tax return basis, the remaining Federal regular operating loss carryforwards amounted to approximately $171.6 million ($184.4 million of alternative minimum tax operating loss carryforwards) and expire in 2012 through 2022.  The Company has approximately $707,000 of tax credit carryforwards which expire in 2003 and 2004.

          The Company experienced an ownership change as defined in the Internal Revenue Code on December 29, 2000.  The Company’s future utilization of the pre-ownership change net operating loss carryforwards for regular and alternative minimum federal income tax purposes is subject to an annual limitation of approximately $608,000.

          The provision (benefit) for income taxes is comprised of the following:

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor Company For the Six Months Ended December 29, 2002	Predecessor Company

		For the Six Months Ended June 30, 2002	Year Ended December 30, 2001	Year Ended December 31, 2000

	($ in thousands)
Current taxes:
Federal	$(2,481)	$—	$—	$200
State	113	187	335	500

	$(2,368)	$187	$335	$700

          The provision (benefit) for income taxes differs from the amount computed by applying the federal income tax rate of 35% to income (loss) before income taxes as follows:

	Successor Company For the Six Months Ended December 29, 2002	Predecessor Company

		For the Six Months Ended June 30, 2002	Year Ended December 30, 2001	Year Ended December 31, 2000

	($ in thousands)
Expected taxes at federal statutory rate	$(2,994)	$64,787	$(22,030)	$(14,375)
State income taxes, net of federal benefits	73	161	243	300
Goodwill	8	8	16	17,531
Reassessment of tax exposures	(2,481)	—	—	—
Fresh start adjustments to NOL’s and deferred taxes	—	114,375	—	—
Change in deferred tax asset subject to a full valuation reserve	3,034	(179,121)	22,106	(2,756)
Other	(8)	(23)	—	—

	$(2,368)	$187	$335	$700

          The major components of the Company’s net deferred tax assets of $121,620,000 at December 29, 2002 and $187,498,000 at December 30, 2001 are as follows:

	Successor Company December 29, 2002	Predecessor Company December 30, 2001

	($ in thousands)
Deferred tax assets (liabilities):
Depreciation	$2,520	$(2,001)
Book/tax basis difference of the Notes	(2,526)	—
Carrying costs and other reserves	4,116	5,592
Self-insurance reserves	3,076	3,249
Straight-line rent	941	1,045
Reorganization costs	7,496	6,611
Net operating loss and credit carryforwards	100,468	166,886
Intangibles	3,181	2,355
Other	2,348	3,761

Net deferred tax assets before valuation allowance	121,620	187,498
Valuation allowance on net deferred tax assets	(121,620)	(187,498)

Net deferred tax assets	$—	$—

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          As of July 2, 2002, the Company had various deferred tax assets made up primarily of the expected future tax benefit of net operating loss carryforwards, various credit carryforwards, and reserves not yet deductible for tax purposes. A valuation allowance was provided in full against these net deferred tax assets upon emergence from bankruptcy when fresh start reporting was adopted. As of December 29, 2002, a valuation allowance continued to be provided in full against these net deferred tax assets as management has determined it is more likely than not the assets will not be utilized.

          Any subsequent reduction in the valuation allowance of approximately $118 million established in connection with fresh start reporting on July 2, 2002 will be reported as a direct addition to paid-in capital under SOP 90-7.

          The Company has reassessed its tax exposures in light of the closing of the statute of limitations on relevant years and has reduced its income tax payable account accordingly.

NOTE 14 - OTHER LONG-TERM LIABILITIES:

          A summary of other long-term liabilities follows:

	2002	2001

	($ in thousands)
Straight-line rents	$2,309	$2,564
Other	103	84

	$2,412	$2,648

NOTE 15 - BENEFIT PLANS:

          The Company maintains certain incentive compensation and related plans for executives and key operating personnel, including restaurant and field management.  Expenses for these plans were $1,579,000, $4,966,000 and $3,787,000 for 2002, 2001 and 2000, respectively.

          The Company provides a savings plan pursuant to Section 401(k) of the Internal Revenue Code, which allows administrative and clerical employees who have satisfied the service requirements to contribute from 1% to 15% of their pay on a pre-tax basis.  The Company contributes an amount equal to 20% of the first 4% of compensation that is contributed by the participant. The Company’s contributions under this plan were $92,000, $117,000 and $149,000 in 2002, 2001 and 2000, respectively. A participant’s right to Company contributions vests at a rate of 25% per year of service.

          In June 2001, the Company terminated its non-qualified deferred compensation plan.    The plan was created in 1994 for key executives and other members of management who were then excluded from participation in the qualified savings plan.  The plan was amended in 1999 to include a split-dollar investment vehicle.  This plan allowed participants to defer up to 50% of their salary on a pre-tax basis. The Company contributed an amount equal to 20% of the first 4% contributed by the employee.  The Company’s contributions under the non-qualified deferred compensation plan were $13,000 and $71,000 in 2001 and 2000, respectively.

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 - RELATED PARTY TRANSACTIONS:

          On December 29, 2000, Mr. Relyea, the Company’s then Chairman, President and Chief Executive Officer, acquired approximately 53.1% of the Company’s then outstanding capital stock.  Mr. Relyea purchased 95,831,997 outstanding shares of common stock held by AIF II, L.P. for an aggregate consideration of $15,000 in cash.  After giving effect to the acquisition, Mr. Relyea owned approximately 53.7% of the outstanding capital stock of the Company.  Prior to effecting the acquisition, Foothill granted a waiver under the change of control provisions of the Foothill Credit Facility.  Mr. Relyea’s purchase did not trigger the change of control provisions of the Prandium Notes or the FRI-MRD Notes.  On January 26, 2001, a stockholder of the Company initiated a stockholder derivative suit arising out of Mr. Relyea’s purchase of the common stock.  In accordance with a Court approved settlement of this matter, the block of stock purchased by Mr. Relyea, together with the remainder of Prandium’s old common stock was canceled without consideration on July 2, 2002 pursuant to the Plan  The cost of settlement was covered by insurance.

NOTE 17 - STOCK OPTIONS:

          On July 2, 2002, certain officers and employees of the Company were granted stock options to purchase 444,070 shares under the Prandium, Inc. 2002 Stock Incentive Plan.  The stock options granted vest 25% on the date of the grant and 25% on each of the first three anniversaries of such date of grant.  The stock options have a ten-year term.  Concurrently, the old common stock of Prandium and the old stock option plans were canceled.  Options to purchase common stock are generally granted at the fair market value of the Company’s stock on date of grant.  Under the 2002 Stock Incentive Plan, approximately 119,587 shares of common stock were available for future stock option grants at December 29, 2002.

          A summary of the status of the Company’s plans as of December 29, 2002, December 30, 2001 and December 31, 2000 and changes during the years then ended is presented below:

	December 29, 2002		December 30, 2001		December 31, 2000

	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

Outstanding at beginning of year	18,015,174	$1.13	21,251,704	$1.15	25,800,767	$1.18
Granted	444,070	1.90	611,000.05		805,000.21
Cancelled	(18,023,275)	1.13	(3,847,174)	1.13	(5,354,063)	1.18

Outstanding at end of year	435,969	$1.90	18,015,174	$1.13	21,251,704	$1.15

Options exercisable at end of year	109,664		15,749,656		16,373,231

          The 18,023,275 options canceled during 2002 included 18,015,174 options issued under the Predecessor Company plans and 8,101 options issued under the Successor Company plan.

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          Options granted to 238 employees during 2002 represented approximately 8.9% of the weighted average common shares outstanding.  There were no options exercised during the periods presented.

	Options Outstanding December 29, 2002			Options Exercisable December 29, 2002

Range of Exercise Prices	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

All at $1.90	435,969	9.51	$1.90	109,664	$1.90

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 – ACCOUNTING PRONOUCEMENTS RECENTLY ADOPTED:

          In July 2001, the FASB issued Statement No. 141, “Business Combinations” (“SFAS 141”), and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS 141 also specifies criteria for intangible assets acquired in a purchase method business combination to meet in order to be recognized and reported apart from goodwill.  SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.  SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”  (“SFAS 144”).

          The Company was required to adopt the provisions of SFAS 141 effective July 1, 2001 and the provisions of SFAS 142 effective January 1, 2002. As a result of the anticipated sale of the Hamburger Hamlet Chain and the classification of the net realizable value of the Hamburger Hamlet Chain’s assets and liabilities as property held for sale, the Company no longer had goodwill or intangible assets to analyze in connection with the adoption of SFAS 142.  Accordingly, the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

          The FASB issued SFAS 144 in October 2001.  SFAS 144 is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and effectively supersedes SFAS 121.  The Company was required to adopt the provisions of SFAS 144 effective January 1, 2002.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

          In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the requirements to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements.  SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged.  The Company adopted SFAS 145 effective in the third quarter of 2002 and as such has classified all gains on extinguishment of indebtedness on and after the Closing Date as non-extraordinary items.

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, SFAS 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier adoption encouraged.  The Company adopted the disclosure requirements of SFAS 148 effective December 29, 2002.

NOTE 19 - SEGMENT INFORMATION:

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

          The accounting policies of the segments are the same as those described in Note 1.  The corporate component of sales, depreciation and amortization and operating income (loss) primarily represents operating results of the full-service and fast-casual restaurants not included in the El Torito Sale, as well as corporate general and administrative expenses.  Corporate assets include corporate cash, restricted cash, investments, receivables, asset portions of financing instruments and the full-service and fast-casual restaurants not included in the El Torito Sale.  Segment information for the El Torito Division in 2000 has been restated to exclude the results of the two full-service and four fast-casual restaurants not included in the El Torito Sale.

          As a result of the impact of the Plan on the Company’s capital structure and the Company’s adoption of fresh start reporting, certain key elements of segment reporting since the Closing Date are not comparable to those prior to the Closing Date.  The information presented for the year ended December 29, 2002 is composed of six months of Successor Company operations plus six months of Predecessor Company operations. The value of the total assets is based on an independent appraisal recently performed in connection with the determination of the Company’s reorganization value in connection with fresh start reporting.

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 29, 2002	December 30, 2001	December 31, 2000

	($ in thousands)
Sales
El Torito Division	$0	$0	$112,409
Chi-Chi’s Division	186,400	205,851	217,469
Koo Koo Roo Divison	67,854	79,152	87,947
Corporate	2,927	4,867	6,807

Total Sales	$257,181	$289,870	$424,632

Depreciation and Amortization
El Torito Division	$0	$0	$5,367
Chi-Chi’s Division	7,974	10,669	10,521
Koo Koo Roo Division	2,069	3,737	5,512
Corporate	1,175	1,285	1,452

Total Depreciation and Amortization	$11,218	$15,691	$22,852

Operating Income (Loss)
El Torito Division	$0	$0	$5,411
Chi-Chi’s Division	(247)	(12,492)	(16,380)
Koo Koo Roo Division	(3,592)	(10,596)	(58,810)
Corporate	(4,393)	(11,632)	(1,181)

Total Operating Loss	$(8,232)	$(34,720)	$(70,960)

Interest Expense, net
El Torito Division	$0	$0	$1,227
Chi-Chi’s Division	661	368	986
Koo Koo Roo Division	221	162	172
Corporate	15,265	27,692	28,456

Total Interest Expense, net	$16,147	$28,222	$30,841

Capital Expenditures
El Torito Division	$0	$0	$934
Chi-Chi’s Division	1,724	2,271	8,988
Koo Koo Roo Division	322	2,082	3,914
Corporate	142	1,130	1,786

Total Capital Expenditures	$2,188	$5,483	$15,622

Total Assets
Chi-Chi’s Division	$72,158	$90,784	$104,387
Koo Koo Roo Division	22,210	43,028	46,202
Corporate	13,632	40,070	69,923

Total Assets	$108,000	$173,882	$220,512

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarter

	1st	2nd	3rd	4th

	($ in thousands, except per share amounts)
Fiscal 2002
Total sales	$67,895	$67,494	$62,595	$59,197
Operating income (loss)	(3,205)	(1,760)	169	(3,436)
Net income (loss)	$(10,772)	$195,690	$(2,495)	$(3,691)

Net income (loss) per share – basic and diluted	$(0.06)	$1.09	$(0.50)	$(0.74)

Fiscal 2001
Total sales	$75,982	$74,528	$70,864	$68,496
Operating loss	(5,661)	(6,454)	(12,115)	(10,490)
Net loss	$(12,413)	$(13,627)	$(19,251)	$(17,986)

Net loss per share – basic and diluted	$(0.07)	$(0.08)	$(0.11)	$(0.10)

          As a result of the impact of the Plan on the Company’s capital structure and the Company’s adoption of fresh start reporting, certain elements of quarterly operating results since the Closing Date are not comparable to those prior to the Closing Date.  The selected quarterly financial data relating to the first and second quarters of 2002 represent the operations of the Predecessor Company and the data relating to the third and fourth quarters of 2002 represent the operations of the Successor Company. For financial reporting purposes, the effective date of the Reorganization Case is deemed to be the close of business on June 30, 2002; therefore, certain transactions occurring after June 30, 2002 but on or before July 2, 2002 are reflected in the consolidated financial statements as if they had occurred on June 30, 2002.  As a result, the net income for the second quarter reflects the effects of the forgiveness of debt ($191.4 million) resulting from confirmation of the Plan and the effects of the adjustments to restate assets and liabilities ($9.9 million) to reflect the reorganization value of the Company.  In addition, quarterly operating results are not necessarily representative of operations for a full year for various reasons, including unpredictable adverse weather conditions which may affect sales volume and food costs.  All quarters have 13 weeks.

          At December 29, 2002, the assets and liabilities of the Hamburger Hamlet Chain have been written down to their estimated net realizable value of $11,891,000 and classified as property held for sale in the accompanying 2002 consolidated balance sheet.  This amount reflects write-downs of $1,506,000, $467,000, $59,000 and $2,992,000 which are reported in the provision for divestitures and write-down of long-lived assets in the accompanying consolidated statements of operations for the first, second, third and fourth quarters of  2002, respectively.

          In the first quarter of 2002, the Company recorded the following charges (i) a $250,000 provision for the write-off of a Chi-Chi’s liquor license and (ii) a $445,000 provision for lease termination and other divestment costs.  During the second quarter 2002, the Company recorded an $82,000 provision for lease terminations, other divestment costs and the write-down of property and equipment to net realizable value.  In the fourth quarter of 2002, the Company recorded the

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following charges (i) a $246,000 additional provision for Koo Koo Roo divestitures and (ii) a $217,000 provision for divestitures for one Chi-Chi’s restaurant.  During the fourth quarter of 2002, the Company also evaluated its divestment reserves and $496,000 previously recorded in conjunction with the provision for divestitures was reversed.

          At December 30, 2001, the assets and liabilities of the Hamburger Hamlet Chain were written down to their estimated net realizable value of $15,844,000 and classified as property held for sale in the accompanying 2001 consolidated balance sheet.  The related write-down of $8,172,000 was reported in provision for divestitures and write-down of long-lived assets in the third quarter of 2001. During the third quarter of 2001, the Company also recorded a write-down of $1,069,000 related to the sale of another restaurant property.

          In the fourth quarter of 2001, the Company recorded the following charges (i) a $1,626,000 write-down of long-lived assets for three Chi-Chi’s restaurants, (ii) an $814,000 provision for divestitures for four Koo Koo Roo restaurants, (iii) a $2,736,000 provision for divestitures for sixteen Chi-Chi’s restaurants, and (iv) a $2,029,000 additional provision for Chi-Chi’s divestitures. The Company also recorded a $410,000 additional write-down of long-lived assets during 2001.

NOTE 21 - CONTINGENCIES:

          The Company is involved in various other litigation matters incidental to its business.  The Company does not believe that any of the claims or actions filed against it will have a material adverse effect upon the consolidated financial position or results of operations of the Company.

NOTE 22 - SUBSEQUENT EVENTS:

          On December 30, 2002, Mr. Kevin S. Relyea, the Company’s Chairman, Chief Executive Officer and President, resigned all his positions with the Company.  The Company entered into a Severance Agreement and General Release with Mr. Relyea on December 30, 2002.  Pursuant to that Agreement, Mr. Relyea terminated his employment with the Company effective December 30, 2002.  In consideration for a release of all claims and other covenants, as stated below, Mr. Relyea is entitled to receive from the Company (i) an annual amount equal to $250,000, payable in bi-weekly installments, commencing January 1, 2003 and concluding December 27, 2005 and (ii) $50,000 in a lump sum on January 7, 2003.

          In addition, this Severance Agreement with Mr. Relyea provides for the Company to (a) make available to Mr. Relyea through March 30, 2005 the automobile in his possession on the date of termination; (b) provide him a telephone number at the Company’s headquarters for 90 days following his termination; (c) reimburse him for up to $25,000 in legal fees incurred in negotiating the Severance Agreement; (d) provide certain benefits to Mr. Relyea that are comparable to those he received immediately prior to the resignation until the earlier of (i) Mr. Relyea’s employment with another party or (ii) the termination of the Severance Agreement; and (e) reimburse him, for six months following the termination, for executive placement fees up to $1,500 per month.

          Mr. Relyea released the Company and its subsidiaries from all claims he may have had arising out of or relating in any way to his employment relationship and the termination of that relationship, subject to certain indemnification obligations the Company will retain pursuant to the

PRANDIUM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms of an amended indemnity agreement signed in conjunction with the Severance Agreement on December 30, 2002.

          In connection with the Severance Agreement, the Company recorded a $952,000 severance provision in January 2003.

          On March 6, 2003, as one of the first initiatives under the A&M engagement, 30 divisional and corporate support positions were eliminated.  These eliminations included several executive positions.  In connection with these eliminations, the Company recorded a severance provision of $718,000 in March 2003.

SCHEDULE II

PRANDIUM, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000
($ in thousands)

		Additions

Description	Balance at beginning of period	Charged to costs and expenses	Deductions		Balance at end of period

Allowance for uncollectible receivables:
For the year 2002	$3,087	$3	$(328	)(1)	$2,762
For the year 2001	3,149	12	(74	)(1)	3,087
For the year 2000	3,306	0	(157	)(1)	3,149

(1) Represents write-off of uncollectible receivables against allowance and includes transfers to other accounts.

See accompanying independent auditors’ report.

S-1