Form 10-Q
period 2003-03-30
PRANDIUM INC
filed 2003-05-14
CIK 813856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2003

OR

☐

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 33-14051

Prandium, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0197361 (I.R.S. Employer Identification No.)

2701 Alton Parkway, Irvine, California (Address of principal executive offices)	92606 (Zip Code)

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

Yes ☒ No ☐

As of May 9, 2003 the registrant had issued and outstanding 5,000,000 shares of common stock, $.01 par value per share.

PRANDIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	Successor Company

	March 30, 2003	December 29, 2002

	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$7,356	$6,570
Receivables, net	1,851	1,615
Inventories	1,538	1,729
Other current assets	2,447	2,504
Property held for sale	11,891	11,891

Total current assets	25,083	24,309

Property and equipment, net	68,531	72,612
Other assets, net	10,792	11,079

	$104,406	$108,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt, including capitalized lease obligations	$388	$426
Accounts payable	4,739	4,581
Current portion of self-insurance reserves	2,282	2,436
Other accrued liabilities	33,132	34,780
Income taxes payable	1,070	1,000

Total current liablities	41,611	43,223

Self-insurance reserves	4,931	5,096
Other long-term liabilities	2,354	2,412
Long-term debt, including capitalized lease obligations, less current portion	57,935	54,646

Total liabilities	106,831	105,377

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock - authorized 1,000,000 shares, par value $.01 per share, no shares issued and outstanding	—	—
Common stock - authorized 9,000,000 shares, par value $.01 per share, 5,000,000 shares issued and outstanding on March 30, 2003 and on December 29, 2002	50	50
Additional paid-in capital	8,759	8,759
Accumulated deficit	(11,234)	(6,186)

Total stockholders’ equity (deficit)	(2,425)	2,623

	$104,406	$108,000

See accompanying notes to condensed consolidated financial statements

PRANDIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)
(Unaudited)

	Successor Company	Predecessor Company

	For the Quarter Ended March 30, 2003	For the Quarter Ended March 31, 2002

Sales	$60,188	$67,895

Product costs	14,972	17,266
Payroll and related costs	21,209	24,488
Occupancy and other operating expenses	17,254	18,922
Depreciation and amortization	2,688	3,023
General and administrative expenses	3,446	4,671
Opening costs	—	1
Loss on disposition of properties, net	156	141
Provision for divestitures and write-down of long-lived assets	347	2,207
Restructuring costs	2,418	381

Total costs and expenses	62,490	71,100

Operating loss	(2,302)	(3,205)

Interest expense, net	2,779	7,473
Gain on extinguishment of debt	141	—

Loss before income tax provision	(4,940)	(10,678)

Income tax provision	108	94

Net loss	$(5,048)	$(10,772)

Net loss per share - basic and diluted	$(1.01)	$(0.06)

Weighted average shares outstanding - basic and diluted	5,000,000	180,380,513

See accompanying notes to condensed consolidated financial statements

PRANDIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Successor Company	Predecessor Company

	For the Quarter Ended March 30, 2003	For the Quarter Ended March 31, 2002

Cash flows from operating activities:
Cash received from customer, franchisees and licensees	$59,990	$68,273
Cash paid to suppliers and employees	(57,579)	(66,562)
Interest paid, net	(285)	(63)
Opening costs	—	(1)
Restructuring costs	(1,245)	(671)
Income taxes paid	(38)	(55)

Net cash provided by operating activities	843	921

Cash flows from investing activities:
Proceeds from disposal of property and equipment	1,750	70
Proceeds from payments on notes receivable	173	—
Capital expenditures	(364)	(405)
Lease termination payments	(134)	(1,203)
Other divestment expenditures	(570)	(486)
Cash required for the El Torito Sale	—	(96)
Decrease in restricted cash, net	—	2,423
Other	(372)	(336)

Net cash provided by (used in) investing activities	483	(33)

Cash flows from financing activities:
Payment of debt issuance costs	—	(92)
Reductions of long-term debt, including capitalized lease obligations	(540)	(312)

Net cash used in financing activities	(540)	(404)

Net increase in cash and cash equivalents	786	484
Cash and cash equivalents at beginning of period	6,570	27,982

Cash and cash equivalents at end of period	$7,356	$28,466

Reconciliation of net loss to net cash provided by operating activities:

Net loss	$(5,048)	$(10,772)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,688	3,023
Amortization of debt issuance costs and deferred gain	62	6
Loss on disposition of properties	156	141
Provision for divestitures and write-down of long-lived assets	347	2,207
Accretion of interest on new notes	2,231	—
Gain on extinguishment of debt	(141)	—
(Increase) decrease in receivables, inventories and other current assets	(47)	1,255
Increase in accounts payable, self-insurance reserves, other accrued liabilities and income taxes payable	595	5,061

Total adjustments	5,891	11,693

Net cash provided by operating activities	$843	$921

See accompanying notes to condensed consolidated financial statements

PRANDIUM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.

Company. Prandium, Inc. (“Prandium” and together with its subsidiaries, the “Company”), was incorporated in Delaware in 1986. Prandium, through its subsidiaries, is primarily engaged in the operation of restaurants in the full-service and fast-casual segments. At March 30, 2003, the Company operated 170 restaurants in 21 states, approximately 66% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 8 restaurants outside the United States.

For the purpose of information presented in the condensed consolidated financial statements, “Predecessor Company” refers to the Company with respect to information relating to the periods ended prior to July 2, 2002 and “Successor Company” refers to the Company with respect to information relating to the periods beginning on or after July 2, 2002, giving effect to the Plan (as defined below).

2.

Financial Statements. The Condensed Consolidated Financial Statements in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Fiscal Year Ended December 29, 2002 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (the “Form 10-K”) for information with respect to the Company’s significant accounting and financial reporting policies, as well as other pertinent information. The Company believes that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the quarter ended March 30, 2003 are not necessarily indicative of those for the full year.

As a result of the consummation of the Plan (as defined below) on July 2, 2002 and pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization,” the Company qualified for fresh start reporting as of July 2, 2002. Under fresh start reporting, all assets and liabilities were restated to the current value of the reorganized entity to approximate the Company’s fair value at the date of reorganization. As such, the condensed consolidated balance sheets of the Company as of March 30, 2003 and December 29, 2002 and the accompanying condensed consolidated statement of operations for the quarter ended March 30, 2003 represent, in effect, that of a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods. The accompanying condensed consolidated statement of operations for the quarter ended March 31, 2002 represents that of the Predecessor Company.

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company measures stock-based employee compensation cost for financial statement purposes using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Accordingly, compensation cost for the stock option grants to employees is measured as the excess of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. For the quarter ended March 30, 2003 and the quarter ended March 31, 2002, 262,000 shares and 16,570,000 shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of net loss per common share as their effect would have been anti-dilutive.

Pro forma net loss and net loss per common share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 and are presented in the table below ($ in thousands, except per share amounts):

	Successor Company	Predecessor Company

	For the Quarter Ended March 30, 2003	For the Quarter Ended March 31, 2002

Net loss as reported	$(5,048)	$(10,772)
Net loss – pro forma	(5,048)	(10,772)
Net loss per common share as reported – basic and diluted	(1.01)	(0.06)
Net loss per common share – pro forma – basic and diluted	(1.01)	(0.06)

There were no stock options granted during the first quarter of 2003 and first quarter of 2002. In addition, the total valuation of stock options granted during the third and fourth quarters of 2002 was less than $1,000. Consequently, the pro forma net loss is equal to that presented in the consolidated statements of operations for the all periods presented. These pro forma disclosures are not necessarily indicative of anticipated future disclosures. The fair value for these options was estimated at the date of grant using an options pricing model. The model was designed to estimate the fair value of exchange traded options which, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management’s opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following weighted average assumptions were used to estimate the fair value of these options:

December 29, 2002

Expected dividend yield	0%
Expected stock price volatility	9.65%
Risk free interest rate	2.76%
Expected life of options (in years)	10

As noted above, no stock options were issued during the first quarter of 2003 and first quarter of 2002. Therefore, an option pricing model was not run for these periods.

3.

Reorganization Plan and Going Concern Matters. On May 6, 2002, following receipt of sufficient votes from their debtholders approving a pre-packaged Chapter 11 plan of reorganization (the “Plan”), Prandium and its subsidiary, FRI-MRD Corporation (“FRI-MRD”), each filed cases (together, the “Reorganization Case”) seeking confirmation of the Plan in the United States Bankruptcy Court for the Central District of California, Santa Ana division (the “Bankruptcy Court”). The Reorganization Case was entitled In re Prandium, Inc. and FRI-MRD Corporation, Case No. SA-02-13529 (RA) (Jointly Administered). The Bankruptcy Court subsequently confirmed the Plan on June 20, 2002. The Plan was consummated (the “Closing”) on July 2, 2002 (the “Closing Date”) when all material conditions to the Plan, including entering into a new secured credit facility (the “Credit Facility”) with Foothill Capital Corporation (“Foothill”), were completed.

The Company has experienced comparable restaurant sales declines in each of its concepts since the Closing Date. These sales declines have resulted in operating performance that is significantly lower than projections included as part of the Plan. As a result of this operating performance, the Company has supplemented its cash flow from operations with borrowings under the Credit Facility. The sales declines and depressed operating performance have continued through the first quarter of 2003. Should the Company’s operating results not improve and the Company be unable to meet its financial covenants or, if necessary, obtain waivers or amendments to the Credit Facility, the Company’s financial condition and results of operations could be materially adversely affected. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The report of the Company’s independent auditors on the consolidated financial statements for the year ended December 29, 2002 included an explanatory paragraph stating that there was substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements and ultimately to attain profitable operations.

In response to the Company’s financial condition and results of operations, on February 26, 2003, the Company appointed two members of the turnaround firm, Alvarez & Marsal, Inc. (“A&M”), to key management positions. The Company appointed Hugh G. Hilton to the position of Interim Chief Executive Officer and President and Timothy Matthew Klein to the position of Interim Chief Operating Officer. Mr. Hilton reports directly to the Board of Directors and oversees all day-to-day operations, including marketing and restaurant operations. Mr. Klein reports directly to Mr. Hilton.

The Company entered into an agreement (the “Services Agreement”) on February 26, 2003 with A&M regarding the provision of interim management services by Messrs. Hilton and Klein (the “Officers”) to the Company and its Board of Directors. Under the terms of the Services Agreement, A&M will make available to the Company the services of the Officers and one additional professional to assist in the performance of services by the Officers. The Officers’ activities in connection with the Services Agreement have included the following (i) identification and execution of cost reduction and operational improvement opportunities; (ii) identification and execution of revenue improvement opportunities; (iii) development and implementation of both short-term turnaround and long-term stabilization and growth strategies for the Company’s restaurant concepts; and (iv) leadership in other strategic alternatives. The Services Agreement will continue until terminated, and may be terminated by either party upon 30 days written notice to the other party. The Officers are employees of A&M, will remain employees of A&M during the time that they act as officers of the Company, and A&M will be responsible for the Officers’ compensation and employee benefits during the term of the Services Agreement. A&M will be compensated for the services of the Officers partially in cash and partially in shares of a new series of preferred stock to be issued by the Company. During the term of the Services Agreement, the Company will pay A&M a fixed monthly fee of $165,000, subject to annual adjustment, and shall reimburse A&M for reasonable out-of-pocket expenses. Subject to certain conditions, the Company will also issue to A&M up to 213,000 shares of a new series of preferred stock (the “Shares”). The Shares shall be payable as follows: 200,000 Shares on March 1, 2004 and 13,000 Shares on June 1, 2004. All or a portion of the Shares may be issued to A&M earlier upon the occurrence of certain events set forth in the Services Agreement. Each Share will be convertible into 10 shares of the Company’s common stock, will have piggyback registration rights and will not be entitled to receive dividends. Each of the Shares will have one vote, voting together with the common stock as a single class. The Shares will have a standard non-participating liquidation preference upon liquidation of the Company’s assets or a sale of the Company.

4.

Sale of Hamburger Hamlet Restaurants. On May 10, 2002, the Company entered into an agreement (the “Hamlet Agreement”) to sell 14 Hamburger Hamlet restaurants (the “Hamburger Hamlet Chain”). On August 9, 2002, the Company terminated the Hamlet Agreement in accordance with its terms. The purchaser under the Hamlet Agreement provided the Company notice that it did not believe that the Company’s termination notice was effective. The Company and the purchaser have continued to discuss the matter, including the negotiation of a potential new transaction with a subsidiary of the purchaser, but the parties have not been able to reach acceptable terms and no other action has been taken by either side and no new written agreement to sell the Hamburger Hamlet Chain to any party exists. As called for in the note agreement (the “Note Agreement”) covering the new FRI-MRD 12% Senior Secured Notes (the “Notes”), the proceeds of any sale of the Hamburger Hamlet Chain would be used to prepay the Notes in accordance with the terms of the Note Agreement. Prior to a sale of the Hamburger Hamlet Chain, the Note Agreement requires that the excess cash flow generated by the Hamburger Hamlet Chain be used to prepay the Notes. There can be no assurance that a sale will be successfully completed. A prior agreement to sell the Hamburger Hamlet Chain to a different party was entered into on October 23, 2001 and terminated on February 6, 2002 in accordance with its terms.

The assets and liabilities of the Hamburger Hamlet Chain have been written down to their estimated net realizable fair value of $11,891,000 and classified as property held for sale in the accompanying condensed consolidated balance sheets. During the first quarter of 2003, the Company recorded a provision for divestitures of $165,000 related to the sale of the Hamburger Hamlet Chain.

The Hamburger Hamlet Chain generated sales of $7,537,000 and $7,902,000 for the quarters ended March 30, 2003 and March 31, 2002, respectively, and related operating income of $574,000 and $813,000 for the same periods, respectively. Such operating income includes charges for allocated general and administrative expenses of $170,000 and $185,000 for the quarters ended March 30, 2003 and March 31, 2002, respectively.

5.

Strategic Divestment Programs and Restructuring Accruals. During the first quarter of 2003, no Koo Koo Roo restaurants were added to the Koo Koo Roo strategic divestment program. During the first quarter of 2003, the Company paid $0 for severance and lease termination costs. The one restaurant remaining in the Koo Koo Roo strategic divestment program had sales of $161,000 and restaurant level operating losses of $57,000 during the first quarter of 2003.

During the first quarter of 2003, no Chi-Chi’s restaurants were added to the Chi-Chi’s strategic divestment program. During the first quarter of 2003, the Company recorded a provision for divestitures of $176,000 for lease termination and other divestment costs and $6,000 for severance costs. The Company paid $4,000 for severance and $134,000 for lease termination costs during the first quarter of 2003. The thirteen restaurants still in operation under the Chi-Chi’s strategic divestment program had sales of $2,664,000 and restaurant level operating losses of $368,000 during the first quarter of 2003.

On December 30, 2002, Mr. Kevin S. Relyea, the Company’s then Chairman, Chief Executive Officer and President, resigned all his positions with the Company. The Company entered into a Severance Agreement and General Release with Mr. Relyea. In connection with the Severance Agreement, the Company recorded a $961,000 provision for severance and related costs in January 2003, and such provision is included in restructuring costs in the condensed consolidated statement of operations. On March 6, 2003, as one of the first initiatives under the A&M engagement, 30 divisional and corporate support positions were eliminated. These eliminations included several executive positions. In connection with these eliminations, the Company recorded a provision for severance and outplacement fees of $718,000 in March 2003, and such provision is included in restructuring costs in the condensed consolidated statement of operations. During the first quarter of 2003, the Company recorded an additional provision of $202,000 for other severance and related costs. During the first quarter of 2003, the Company paid $228,000 and $21,000 for severance and outplacement costs, respectively.

6.

Stock Options.   On July 2, 2002, certain officers and employees of the Company were granted stock options to purchase 444,070 shares under the Prandium, Inc. 2002 Stock Incentive Plan. The stock options granted vest 25% on the date of the grant and 25% on each of the first three anniversaries of such date of grant. The stock options have a ten-year term. Concurrently, the old common stock of Prandium and the old stock option plans were canceled. Options to purchase common stock are generally granted at the fair market value of the Company’s stock on date of grant. Under the 2002 Stock Incentive Plan, 293,742 shares of common stock were available for future stock option grants at March 30, 2003.

A summary of the status of the Company’s plans as of March 30, 2003 and December 29, 2002 and changes during the periods then ended is presented below:

	March 30, 2003		December 29, 2002

	Number of Options	Weighted- Average Exercice Price	Number of Options	Weighted- Average Exercice Price

Outstanding at beginning of period	435,969	$1.90	18,015,174	$1.13
Granted	—	—	444,070	$1.90
Cancelled	(174,155)	1.90	(18,023,275)	1.13

Outstanding at end of period	261,814	$1.90	435,969	$1.90

Options exercisable at end of period	80,340		109,664

There were no stock options granted during the first quarter of 2003. Options granted to 238 employees during 2002 represented approximately 8.9% of the weighted average common shares outstanding. There were no options exercised during the periods presented.

	Options Outstanding March 30, 2003			Options Exercisable March 30, 2003

Range of Exercise Prices	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

All at $1.90	261,814	9.26	$1.90	80,340	$1.90

7.

Segment Information. The Company operates exclusively in the food-service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company. The Company’s reportable segments are based on restaurant operating divisions. The Koo Koo Roo Division includes the operations of Koo Koo Roo and Hamburger Hamlet restaurants. Operating income (loss) includes the operating results before interest. The corporate component of sales, depreciation and amortization and operating income (loss) represents operating results of certain other restaurants, as well as corporate general and administrative expenses. Corporate assets include corporate cash, restricted cash, investments, receivables, asset portions of financing instruments and certain other restaurants. As a result of the impact of the Plan on the Company’s capital structure and the Company’s adoption of fresh start reporting, certain key elements of segment reporting since the Closing Date are not comparable to those prior to the Closing Date. The value of the total assets is based on an independent appraisal performed in connection with the determination of the Company’s reorganization value in connection with fresh start reporting.

	For the Quarters Ended

	March 30, 2003	March 31, 2002

	(Unaudited) ($ in thousands)
Sales
Chi-Chi’s Division	$43,656	$49,215
Koo Koo Roo Division	15,864	17,882
Corporate	668	798

Total Sales	$60,188	$67,895

Depreciation and Amortization
Chi-Chi’s Division	$1,913	$2,174
Koo Koo Roo Division	436	604
Corporate	339	245

Total Depreciation and Amortization	$2,688	$3,023

Operating Income (Loss)
Chi-Chi’s Division	$292	$(960)
Koo Koo Roo Division	183	(1,337)
Corporate	(2,777)	(908)

Total Operating Income (Loss)	$(2,302)	$(3,205)

Interest Expense, net
Chi-Chi’s Division	$154	$183
Koo Koo Roo Division	55	61
Corporate	2,570	7,229

Total Interest Expense, net	$2,779	$7,473

Capital Expenditures
Chi-Chi’s Division	$308	$352
Koo Koo Roo Division	51	14
Corporate	5	39

Total Capital Expenditures	$364	$405

	March 30, 2003	December 29, 2002

	(Unaudited)
	($ in thousands)
Total Assets
Chi-Chi’s Division	$68,193	$72,158
Koo Koo Roo Division	21,932	22,210
Corporate	14,281	13,632

Total Assets	$104,406	$108,000

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

•

the ability of the Company to reverse its trend of declining comparable restaurant sales;

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

Fresh Start Reporting. As a result of the confirmation of the Plan and pursuant to SOP 90-7, the Company qualified for fresh start reporting as of July 2, 2002. Under fresh start reporting, all assets and liabilities were restated to the current value of the reorganized entity to approximate the Company’s fair value at the date of reorganization. The fresh start reporting reorganization value of $8.8 million was determined by considering many factors and various valuation methods, including a discounted cash flow analysis using projected five-year financial information, selected publicly traded company market multiples of certain companies whose operating businesses were viewed to be similar to the Company’s operating business, and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company’s business and industry. The determination of reorganization value and the appraisal of the Company’s long-term assets in connection with the adoption of fresh start reporting both required estimates and judgments of matters inherently uncertain. Different assumptions and estimates could have resulted in different results from those reflected in the condensed consolidated financial statements. Any difference between the Company’s cash flow projections and actual results following the consummation of the Plan will not alter the determination of the fresh start reorganization equity value because the determination of the reorganization value is not contingent upon the Company achieving the projected results or meeting any of the other factors considered by the Company. Accordingly, there can be no assurance that the values reflected in the reorganization value will be realized, and actual results could vary materially. Moreover, the value of the Company’s common stock may, and currently does, differ materially from the reorganization value.

Impairment of Long-Lived Assets. The Company reviews long-lived assets for impairment in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” when events or circumstances indicate that the carrying amounts may not be recoverable. Assets subject to this review, and for which impairments have been recorded in 2003 or prior years, include property, plant and equipment and costs in excess of net assets of business acquired.

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

Insurance Reserves. Insurance liabilities and reserves are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for claims that have not yet been reported. These estimates rely on actuarial calculations of ultimate loss experience for similar historical events and an estimate of incurred but not reported claims. The Company’s insurance reserves totaled $7,213,000 at March 30, 2003. Management continually evaluates the potential for changes in loss estimates, both positive and negative, and uses the results of these evaluations to adjust recorded provisions and reserves.

Divestment Reserves. The Company makes decisions to close restaurants based on their cash flows and anticipated future profitability. Prior to the adoption of FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) losses on disposition of properties were recognized when a commitment to divest a restaurant property was made by the Company and included estimated carrying costs through the expected disposal date. As a result of the adoption of SFAS 146, effective January 1, 2003, future losses on disposition of properties will be recognized when incurred. These divestment charges represent a liability for the net present value of any remaining lease obligations, including executory costs, after the expected closure dates, net of estimated sublease income, if any. These estimates of future costs often require significant judgments and estimates by management and could be materially affected by factors such as the Company’s ability to secure subleases and the Company’s success at negotiating early termination agreements with lessors. While management believes the current estimates of future liabilities are adequate, it is possible that future events could require the Company to make significant adjustments for revisions to these estimates.

As used herein, “comparable restaurants” means restaurants operated by the Company for at least eighteen months and that continued in operation through the end of the first quarter of 2003.

Liquidity and Capital Resources

Liquidity

Cash needs are being funded by available cash balances and cash provided by operating activities, supplemented by borrowings under the Credit Facility. In addition, during the first quarter of 2003, cash was further supplemented by $1.7 million in proceeds from the sale of a Chi-Chi’s restaurant property. As described below, the Company filed a Reorganization Case to confirm the

Plan with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court on June 20, 2002 and consummated on July 2, 2002. The Company has experienced comparable restaurant sales declines in each of its concepts since the Closing Date. These sales declines have resulted in operating performance that is significantly lower than projections included as part of the Plan. As a result of this operating performance, the Company has supplemented its cash flow from operations with borrowings under the Credit Facility. The sales declines and depressed operating performance have continued through the first quarter of 2003. Should the Company’s operating results not improve and the Company be unable to meet its financial covenants or, if necessary, obtain waivers or amendments to the Credit Facility, the Company’s financial condition and results of operations could be materially adversely affected. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Statement of Cash Flows. For the quarter ended March 30, 2003, net cash provided by operating activities was $0.8 million compared to $0.9 million provided by operating activities for the same period in 2002. This $0.1 million change was primarily due to the $0.7 million increase in cash received from customers, franchisees and licensees net of cash paid to suppliers and employers, offset by the $0.6 million increase in restructuring cost payments and the $0.2 million increase in interest paid. For the first quarter of 2003, net cash provided by investing activities was $0.5 million compared to $33,000 used in investing activities for the same period in 2002. This $0.5 million change was primarily due to a $1.7 million increase in proceeds from disposal of property and equipment and a $1.1 million decrease in lease termination payments, partially offset by a $2.4 million change in restricted cash activity. For the first quarter of 2003, net cash used in financing activities was $0.5 million compared to $0.4 million used in financing activities for the same period in 2002. This change was due to additional long-term debt reductions of $0.2 million in 2003.

EBITDA. For the first quarter of 2003, the Company reported EBITDA (defined as earnings (loss) before opening costs, loss (gain) on disposition of properties, provision for divestitures and write-down of long-lived assets, restructuring costs, reorganization items, interest, taxes, depreciation and amortization) of $3.3 million, compared to $2.5 million in the same period of 2002. The $0.8 million increase was composed of (i) a $0.5 million increase in the EBITDA attributable to the Chi-Chi’s restaurants; (ii) a $0.3 million increase in the EBITDA attributable to the Koo Koo Roo restaurants; and (iii) a $0.2 million increase in EBITDA attributable to the other restaurants, offset by a $0.2 million decrease in the EBITDA attributable to the Hamburger Hamlet Chain.

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

A reconciliation of cash flow provided by operating activities to EBITDA (as defined) follows ($ in thousands):

	For the Quarters Ended

	March 30, 2003	March 31, 2002	April 1, 2001

Cash flow provided by (used in) operating activities	$843	$921	$(1,630)

Reconciling items:
Opening costs	—	1	50
Restructuring costs	2,418	381	496
Interest expense, net	2,779	7,473	6,646
Tax provision	108	94	106
Amortization of debt issuance costs	(62)	(6)	(93)
Accretion of interest	(2,231)	—	—
Increase (decrease) in current assets	47	(1,255)	529
Increase in current liabilities	(595)	(5,061)	(6,451)

EBITDA	$3,307	$2,548	$(347)

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

The Company had a working capital deficiency of $16.5 million on March 30, 2003. This amount includes property held for sale of approximately $11.9 million.

The following represents a list of the Company’s contractual obligations and commitments, including interest on the Notes that is payable-in-kind at the Company’s option ($ in thousands):

	Payments Due by Period

		Remaining Nine Months	Years Ending December

	Total	2003	2004	2005	2006	2007	2008	Thereafter

Long-term debt, including capitalized lease obligations	$78,724	$306	$241	$76,912	$1,142	$123	$—	$—
Operating leases	113,106	19,200	22,406	19,528	14,051	12,234	7,971	17,716

Total contractual cash obligations	$191,830	$19,506	$22,647	$96,440	$15,193	$12,357	$7,971	$17,716

The Company currently has a substantial portfolio of subleased and assigned properties. Because the ability of any particular sub-lessee or assignee to satisfy its obligations under any subleased or assigned lease depends on its ability to generate sufficient revenues in the acquired restaurant, there can be no assurance that the Company will not incur significant and unplanned costs in connection with such leases. The Company’s maximum theoretical future exposure at March 30, 2003, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $35,339,000. Approximately $22,400,000 of this amount, related to subleased properties, is included in the $113,106,000 of total operating lease payments in the preceding table of payments due by period. The remaining $12,939,000 of this amount is for assigned properties. The maximum theoretical future exposure does not take into consideration any mitigating measures the Company could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the lease by negotiating a lump sum payment to the landlord less than the sum of all remaining future rents.

On July 2, 2002, Prandium, FRI-MRD, Chi-Chi’s, Inc. (“Chi-Chi’s”), Koo Koo Roo, Inc. (“KKR”), and certain of their subsidiaries became guarantors of the Credit Facility with Foothill. The term of the guarantee is four years. However, the Credit Facility is subject to early termination on January 1, 2005 if, on or before January 1, 2005, the maturity date of the Notes (as defined below) has not been extended to October 2, 2006 or later. The maximum potential amount of future payment the guarantors could be required to make under the guarantee is $15,000,000, assuming that the Company borrowed the full amounts available under the revolver and letter of credit components of the Credit Facility. At May 9, 2003, approximately $9.7 million of letters of credit and $1 million of working capital borrowings were outstanding under the Credit Facility.

In addition, Chi-Chi’s, is a guarantor on six operating leases for Chi-Chi’s restaurants operated by various subsidiaries of Chi-Chi’s. FRI-MRD and KKR are guarantors on operating leases for seven restaurants and one restaurant, respectively, which have been subleased to other parties. The terms of these guarantees run through the lease term for each property. The maximum potential aggregate amount of future payment that could be required to be made under these guarantees is $4,615,000. Of this amount, $2,229,000 is included in the $35,339,000 of maximum theoretical future exposure noted above and $2,386,000 is included in the $113,106,000 of total operating lease payments in the table of payments due by period above.

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

2.

Credit Facility. On July 2, 2002, the Company entered into the four-year Credit Facility to provide for the ongoing working capital needs of the Company. The Credit Facility includes anniversary fee provisions which call for payments of $150,000 at the first year anniversary, $300,000 at the second year anniversary and $450,000 at the third year anniversary, respectively. In addition, the Credit Facility is subject to early termination on January 1, 2005 if, on or before

January 1, 2005, the maturity date of the Notes (or any refinancing of the Notes) has not been extended to October 2, 2006 or later. The Credit Facility provides for up to $4 million in revolving cash borrowings and up to $15 million in letters of credit (less the outstanding amount of revolving cash balances). In addition, any borrowings are subject to restrictions based on a borrowing base calculation in the Credit Facility. The Credit Facility is secured by substantially all of the real and personal property of the Company and contains customary restrictive covenants, including the maintenance of certain financial ratios. Among other things, the covenants restrict the Company’s ability to incur debt, pay dividends on or redeem capital stock, make certain types of investments, make dispositions of assets and engage in mergers and consolidations. In addition, a change in ownership of 30% or more of the Company’s common stock, with certain permitted exceptions, is prohibited. The Company was in compliance with all covenants, including financial ratios, at March 30, 2003.

Approximately $9.8 million of letters of credit were outstanding under the Credit Facility as of March 30, 2003 with approximately $9.7 million outstanding as of May 9, 2003. Such outstanding letters of credit, in large part, provide security for future amounts payable under the Company’s workers’ compensation insurance program and under Kevin S. Relyea’s Severance Agreement. Working capital borrowings in the amount of $1.0 million were outstanding under the Credit Facility as of March 30, 2003 and as of May 9, 2003.

3.

FRI-MRD and Prandium Notes. Under the Plan, the FRI-MRD 14% Senior Secured Discount Notes were exchanged at a discount for $18 million in cash, and the FRI-MRD 15% Senior Discount Notes were exchanged at a discount for a combination of $12 million in cash and new FRI-MRD 12% Senior Secured Notes with an initial face value of $59 million (the “Notes”). Also under the Plan, Prandium’s 9 3/4% Senior Notes were cancelled in exchange for all 5,000,000 shares of the new common stock of Prandium. Prandium’s 10 7/8% Senior Subordinated Discount Notes were cancelled without receiving any consideration. The old common stock of Prandium was also cancelled without receiving any consideration.

The Notes, among other things, (i) mature on January 31, 2005, (ii) have an interest rate of 12% that is payable-in-kind at the Company’s option, (iii) include capital expenditure restrictions on the Hamburger Hamlet Chain, (iv) require that free cash flow generated by the Hamburger Hamlet Chain prior to a sale of the restaurants, and the proceeds of any sale of the Hamburger Hamlet Chain, be applied to prepay the Notes and (v) contain additional limitations on indebtedness and capital expenditures. In addition, while no cash interest payments are required on the Notes, prepayments are encouraged by an extra reduction in principal of up to 33.33% of the prepaid amount through December 31, 2002, 17.65% of the prepaid amount through December 31, 2003 and 11.11% of the prepaid amount through September 30, 2004, depending on how quickly the prepayment is made.

Hamburger Hamlet Sale. On May 10, 2002, the Company entered into the Hamlet Agreement to sell the Hamburger Hamlet Chain. On August 9, 2002, the Company terminated the Hamlet Agreement in accordance with its terms. The purchaser under the Hamlet Agreement provided the Company notice that it did not believe that the Company’s termination notice was effective. The Company and the purchaser have continued to discuss the matter, including the negotiation of a potential new transaction with a subsidiary of the purchaser, but the parties have not been able to reach acceptable terms and no other action has been taken by either side and no new written agreement to sell the Hamburger Hamlet Chain to any party exists. As called for in the Note Agreement, the proceeds of any sale of the Hamburger Hamlet Chain would be used to prepay the Notes in accordance with the terms of the Note Agreement. Prior to a sale of the Hamburger Hamlet Chain, the Note Agreement requires that the excess cash flow generated by the Hamburger Hamlet Chain be used to prepay the Notes. There can be no assurance that a sale will be successfully completed. A prior agreement to sell the Hamburger Hamlet Chain to a different party was entered into on October 23, 2001 and terminated on February 6, 2002 in accordance with its terms.

Capital Resources

Net cash provided by investing activities was $0.5 million for the first quarter of 2003, including $0.4 million used for capital expenditures, as compared to net cash used in investing activities of $33,000 for the same period in 2002. The $0.5 million change in net cash provided by (used in) investing activities for the first quarter of 2003 was primarily due to a $1.7 million increase in proceeds from disposal of property and equipment and a $1.1 million decrease in lease termination payments, partially offset by a $2.4 million change in restricted cash activity.

Capital expenditures of up to approximately $4.3 million have been identified for fiscal 2003, primarily related to maintaining existing open and operating restaurants. Actual capital expenditures for fiscal 2003 will be dependent on restrictions under the Company’s debt instruments and the availability of the required funds.

Results of Operations

As a result of the consummation of the Plan and the Company’s emergence from bankruptcy, the results of operations since the Closing Date are not comparable to those prior to the Closing Date. For certain key operating elements of the statement of operations, however, the following analysis of a comparison of 2003’s operations of the Successor Company to 2002’s operations of the Predecessor Company is provided. Where there is a lack of comparability of results, such as for depreciation and amortization and interest expense, that fact is noted.

The Company’s total sales of $60,188,000 for the first quarter of 2003 decreased by $7,707,000 or 11.4% as compared to the same period in 2002. The decrease was the result of declines in comparable restaurant sales for Chi-Chi’s, Koo Koo Roo and Hamburger Hamlet and sales decreases for restaurants sold or closed. The breakdown of the sales decrease for the first quarter of 2003 is shown in the following table.

Change in First Quarter Sales

($ in thousands)

Decrease in Sales of Comparable Restaurants	$(4,907)
Decrease in Sales from Restaurants Sold or Closed	(2,800)

$(7,707)

Overall, sales for comparable restaurants were $59,499,000 for the first quarter of 2003, a $4,907,000 or 7.6% decline from the same period in 2002. As is shown in the following table, this decline resulted from decreased sales in all concepts. The decreased sales during the first quarter of 2003 were worsened by an overall weakness in the economy, the impact of the war in Iraq on restaurant patronage and inclement weather in the Midwestern and Northeastern markets in January and February. While the impact of the economic weakness and the war in Iraq cannot be quantified, the Company estimates that approximately 1.0 percentage point of the 7.6% comparable sales decline was related to bad weather. On the other hand, sales were positively impacted by a mismatch in the timing of the Easter holiday which occurred in the first quarter of 2002, but in the second quarter in 2003.

	Comparable Sales Decrease

	Amount	Percent

	($ in thousands)

Comparable Chi-Chi’s	$(3,614)	(7.6)%
Comparable Koo Koo Roo	(928)	(10.0)
Comparable Hamburger Hamlet	(365)	(4.6)

Total	$(4,907)	(7.6)%

Product costs of $14,972,000 for the first quarter of 2003 decreased $2,294,000 or 13.3% compared to the same period in 2002. Product costs as a percentage of sales decreased 0.5 percentage point from 25.4% in 2002 to 24.9% in 2003. The primary cause of the decrease in the percentage of sales and amount was favorable commodity costs versus 2002, particularly in chicken, dairy and produce. The remainder of the amount decrease was related to the sales declines from comparable and closed restaurants.

Payroll and related costs of $21,209,000 decreased $3,279,000 or 13.4% for the first quarter of 2003 as compared to the first quarter of 2002. As a percentage of sales, payroll and related costs were 35.2% in the first quarter of 2003, 0.9 percentage point lower than the same period in 2002. The primary drivers of the percentage of sales decrease and the amount decrease were improved workers’ compensation and health insurance expenses. The remainder of the amount decrease was related to the sales declines from comparable and closed restaurants.

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

Occupancy and other operating expenses were $17,254,000 for the first quarter of 2003, $1,668,000 or 8.8% lower than the same period in 2002. As a percentage of sales, occupancy and other operating expenses were 28.7% in 2003, 0.8 percentage point higher than 2002. The primary reasons for the increased percentage of sales were (i) higher utilities expense, particularly natural gas for Chi-Chi’s, because of the colder winter and (ii) increased property insurance and general liability rates, partially offset by a decision to stop advertising on television for Chi-Chi’s, which also contributed to the amount decrease. The remainder of the amount decrease was related to closed restaurants.

Depreciation and amortization of $2,688,000 for the first quarter of 2003 decreased by $335,000 or 11.1% as compared to same period of 2002 due to the impact of the 20 restaurants sold or closed since the beginning of 2002, the reduced depreciable basis from the impairment write-down of certain long-lived assets and the adoption of fresh start accounting.

General and administrative expenses for the first quarter of 2003 were $3,446,000, $1,225,000 or 26.2% lower than the same period in 2002. As a percentage of sales, general and administrative expenses were 5.7% in 2003, 1.2 percentage points lower than 2002. Structural reductions primarily in the Company’s support center generated approximately $1.1 million of savings or approximately 89% of the total variance, for the first quarter of 2003 when compared to the same period of 2002.

The Company reported a loss on disposition of properties of $156,000 for the first quarter of 2003 compared to a loss of $141,000 for the same period of 2002.

During the first quarter of 2003, the Company recorded a provision for divestitures of $347,000 compared to $2,207,000 for the same period in 2002. The provision for divestitures in 2003 was comprised of (i) $176,000 for lease termination and other divestment costs, (ii) $6,000 for severance costs and (iii) $165,000 related to the sale of the Hamburger Hamlet Chain. The provision for divestitures in 2002 was primarily composed of (i) $250,000 for the write-off of a liquor license; (ii) $445,000 for lease terminations and other divestment costs; and (iii) $1.5 million related to the sale of the Hamburger Hamlet Chain.

The Company reported restructuring costs of $2,418,000 during the first quarter of 2003. These costs were primarily related to severance provisions related to the organizational restructuring of the Company’s support center and amounts paid to A&M in connection with their turnaround services.

Interest expense, net of $2,779,000 for the first quarter of 2003 decreased by $4,694,000 or 62.8% as compared to 2002 primarily resulting from reduced interest expense due to the filing of the Reorganization Case on May 6, 2002.

The Company recorded a gain on extinguishment of debt of $141,000 during the first quarter of 2003 related to the prepayment of the Notes from excess cash flow generated by the Hamburger Hamlet Chain.

Recent Accounting Pronouncements

The FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), in September 2001. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this standard for fiscal 2003 with no initial impact on the Company’s financial position, results of operations or liquidity.

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activities. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company adopted this standard for fiscal 2003, and the initial adoption did not have a material impact on the Company’s financial position, results of operations or liquidity.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”), an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45’s initial recognition and initial measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure requirements of Interpretation 45 effective December 29, 2002 and has not entered into any guarantees since December 29, 2002.

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

Selected Division Operating Data

The following table sets forth certain information regarding (i) the Company and (ii) its ongoing Chi-Chi’s restaurants, Koo Koo Roo restaurants and Hamburger Hamlet restaurants and other operating restaurants. At March 30, 2003, the Company operated 126 full-service Chi-Chi’s restaurants, 29 fast-casual Koo Koo Roo restaurants, 14 full-service Hamburger Hamlet restaurants and one other restaurant. No distinction is made in the table for Predecessor or Successor operations, since the application of fresh start accounting has no impact on the information presented.

	For the Quarters Ended

	March 30, 2003	March 31, 2002	April 1, 2001

	($ in thousands, except average check amount)
Chi-Chi’s Restaurant Division
Restaurants Open at End of Period:
Owned/operated	126	133	140
Franchised and Licensed	8	7	13
Sales	$43,656	$49,215	$53,457
Restaurant Level Cashflow (a)	5,048	5,344	3,481
Divisional EBITDA (b)	2,495	2,040	329
Percentage decrease in comparable restaurant sales	(7.6)%	(6.1)%	(0.7)%
Average check (excluding alcoholic beverage sales)	$11.47	$11.35	$10.79

Koo Koo Roo Restaurants (c)
Restaurants Open at End of Period:
Owned/operated	29	30	41
Franchised and Licensed	—	—	—
Sales	$8,327	$9,980	$12,860
Restaurant Level Cashflow (a)	779	866	781
Divisional EBITDA (b)	238	(32)	(431)
Percentage decrease in comparable restaurant sales	(10.0)%	(10.2)%	(6.2)%
Average transaction	$10.13	$9.63	$9.75

Hamburger Hamlet Restaurants (c)
Restaurants Open at End of Period:
Owned/operated	14	14	14
Franchised and Licensed	—	—	—
Sales	$7,537	$7,902	$8,366
Restaurant Level Cashflow (a)	840	1,090	1,293
Divisional EBITDA (b)	574	813	971
Percentage increase (decrease) in comparable restaurant sales	(4.6)%	(5.5)%	1.8%
Average check (excluding alcoholic beverage sales)	$10.40	$10.44	$10.32

Other Operating Restaurants
Restaurants Open at End of Period:
Owned operated	1	1	3
Franchised and Licensed	—	—	—
Sales	$668	$798	$1,299
Restaurant Level Cashflow (a)	86	(81)	(29)
Divisional EBITDA (b)	56	(167)	(1,192)

Total Company
Restaurants Open at End of Period:
Owned/operated	170	178	198
Franchised and Licensed	8	7	13
Sales	$60,188	$67,895	$75,982
EBITDA (d)	3,307	2,548	(347)

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

(c)

During fiscal 2001, Koo Koo Roo and Hamburger Hamlet shared certain divisional support functions, the cost of which was absorbed by Koo Koo Roo.

(d)

EBITDA is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, restructuring costs, reorganization items, interest, taxes, depreciation and amortization and gain on extinguishment of debt. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer’s historical ability to service debt. EBITDA should not be considered an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable. See reconciliation of cash flow provided by operating activities to EBITDA (as defined) on page 16.

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The Company’s primary exposure to financial market risks is the impact that interest rate changes could have on the Credit Facility, under which $1 million in working capital borrowings were outstanding as of March 30, 2003 and May 9, 2003. Borrowings under the Credit Facility bear interest at the prime rate as announced by Wells Fargo Bank plus 4.25 percentage points. A hypothetical increase of 100 basis points in short-term interest rates would result in an increase of approximately $10,000 in annual pretax losses. The estimated increase is based upon the outstanding balance of the Credit Facility, and assuming no change in the volume, index or composition of debt, at May 9, 2003.

The Company purchases certain commodities such as beef, chicken, cheese and cooking oil. Purchases of these commodities are generally based on vendor agreements, which often contain contractual features that limit the price paid by establishing price floors or caps. As commodity price aberrations are generally short-term in nature and have not historically had a significant impact on operating performance, financial instruments are not used directly by the Company to hedge commodity price risk. However, the Company may authorize certain vendors to utilize the commodity futures markets as a means of establishing price caps for certain commodities.

Item 4.

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

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)

   Exhibits

2 (a)

Stock Purchase Agreement dated as of May 10, 2002, by and among FRI-MRD Corporation, the Company and Latin Intellectual Properties, Inc. (Filed as Exhibit 2(d) to the Company’s Form 10-Q filed with the SEC on May 15, 2002.)

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

10 (d)	Prandium, Inc. 2002 Stock Incentive Plan (Filed as Exhibit 99.1 to the Company’s Form S-8 filed with the SEC on July 3, 2002.)

10 (e)

Loan and Security Agreement by and among Prandium, FRI-MRD Corporation, Chi-Chi’s, Inc., Koo Koo Roo, Inc., certain of their subsidiaries and Foothill Capital Corporation, dated as of July 2, 2002. (Filed as Exhibit 10(g) to the Company’s Form 10-Q filed with the SEC on August 14, 2002.)

10 (f)	Nominating Agreement, dated July 2, 2002, by and between Prandium and MacKay Shields LLC. (Filed as Exhibit 10(h) to the Company’s Form 10-Q filed with the SEC on August 14, 2002.)

10 (g)

Severance Agreement and General and Special Release of All Claims, dated as of December 30, 2002, by and among Kevin S. Relyea and the Company, Chi-Chi’s, Inc. and Koo Koo Roo, Inc. (Filed as Exhibit 10 (o) to the Company’s Form 10-K filed with the SEC on March 31, 2003.)

10 (h)

Amended and Restated Indemnity Agreement, dated as of December 30, 2002, by and between Kevin S. Relyea and the Company. (Filed as Exhibit 10 (p) to the Company’s Form 10-K filed with the SEC on March 31, 2003.)

10 (i)	Letter of Engagement, dated as of February 26, 2003, by and between Alvarez & Marsal, Inc. and the Company. (Filed as Exhibit 10.1 to the Company’s Form 8s-K filed with the SEC on February 26, 2003.)

*99	Certification of the Chief Executive Officer and Chief Financial Officer.

______________

*       Filed herewith.

(b)        Reports on Form 8-K.

On January 3, 2003, the Company filed a report on Form 8-K announcing the resignation of Kevin S. Relyea as a director and Chairman of the Board, President and Chief Executive Officer of the Company.

On February 26, 2003, the Company filed a report on Form 8-K announcing that two members of the turnaround firm, Alvarez & Marsal, Inc., had been appointed to key management positions. The Company entered into an agreement with A&M regarding the provision of interim management services.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prandium, Inc. (Registrant)
By:	/S/ ROBERT T. TREBING, Jr.

Robert T. Trebing, Jr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: May 14, 2003

CERTIFICATION

I, Hugh G. Hilton, certify that:

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

Date: May 14, 2003
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

Date: May 14, 2003
/S/ ROBERT T. TREBING, Jr.

Robert T. Trebing, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)