Form 10-Q
period 2003-06-29
PRANDIUM INC
filed 2003-08-13
CIK 813856

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2003

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to

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

As of August 8, 2003 the registrant had issued and outstanding 5,000,000 shares of common stock, $.01 par value per share.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

PRANDIUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)
(Unaudited)

	Successor Company

	June 29, 2003	December 29, 2002

ASSETS
Current assets:
Cash and cash equivalents	$4,398	$6,570
Receivables, net	2,285	1,615
Inventories	1,674	1,729
Other current assets	2,011	2,504
Property held for sale	11,891	11,891

Total current assets	22,259	24,309
Property and equipment, net	66,318	72,612
Other assets, net	10,209	11,079

	$98,786	$108,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt, including capitalized lease obligations	$331	$426
Accounts payable	4,085	4,581
Current portion of self-insurance reserves	2,363	2,436
Other accrued liabilities	32,838	34,780
Income taxes payable	1,047	1,000

Total current liabilities	40,664	43,223
Self-insurance reserves	5,077	5,096
Other long-term liabilities	2,294	2,412
Long-term debt, including capitalized lease obligations, less current portion	57,947	54,646

Total liabilities	105,982	105,377

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock - authorized 1,000,000 shares, par value $.01 per share,no shares issued and outstanding	—	—
Common stock - authorized 9,000,000 shares, par value $.01 per share, 5,000,000 shares issued and outstanding on June 29, 2003 and on December 29, 2002	50	50
Additional paid-in capital	8,759	8,759
Accumulated deficit	(16,005)	(6,186)

Total stockholders’ equity (deficit)	(7,196)	2,623

	$98,786	$108,000

See accompanying notes to condensed consolidated financial statements

PRANDIUM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)
(Unaudited)

	Successor Company	Predecessor Company

	For the Quarter Ended June 29, 2003	For the Quarter Ended June 30, 2002

Sales	$58,857	$67,494

Product costs	15,226	16,584
Payroll and related costs	21,589	23,660
Occupancy and other operating expenses	16,854	18,856
Depreciation and amortization	2,714	3,062
General and administrative expenses	3,257	4,094
Loss on disposition of properties, net	74	513
Provision for divestitures and write-down of long-lived assets	306	550
Restructuring costs	654	1,935

Total costs and expenses	60,674	69,254

Operating loss	(1,817)	(1,760)
Interest expense, net (contractual interest of $7,373 for the quarter ended June 30, 2002)	2,912	3,056
Gain on extinguishment of debt	67	191,385

Income (loss) before reorganization items and income tax provision	(4,662)	186,569
Reorganization items:
Professional fees	—	(669)
Fresh start adjustments	—	9,883

Total reorganization items	—	9,214

Income (loss) before income tax provision	(4,662)	195,783
Income tax provision	109	93

Net income (loss)	$(4,771)	$195,690

Net income (loss) per common share - basic and diluted	$(0.95)	$1.09

Weighted average common shares outstanding - basic and diluted	5,000,000	180,380,513

See accompanying notes to condensed consolidated financial statements

PRANDIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)
(Unaudited)

	Successor Company	Predecessor Company

	For the Six Months Ended June 29, 2003	For the Six Months Ended June 30, 2002

Sales	$119,045	$135,389

Product costs	30,198	33,850
Payroll and related costs	42,798	48,148
Occupancy and other operating expenses	34,108	37,778
Depreciation and amortization	5,402	6,085
General and administrative expenses	6,703	8,765
Opening costs	—	1
Loss on disposition of properties, net	230	654
Provision for divestitures and write-down of long-lived assets	653	2,757
Restructuring costs	3,072	2,316

Total costs and expenses	123,164	140,354

Operating loss	(4,119)	(4,965)
Interest expense, net (contractual interest of $14,846 for the six months ended June 30, 2002)	5,691	10,529
Gain on extinguishment of debt	208	191,385

Income (loss) before reorganization items and income tax provision	(9,602)	175,891

Reorganization items:
Professional fees	—	(669)
Fresh start adjustments	—	9,883

Total reorganization items	—	9,214

Income (loss) before income tax provision	(9,602)	185,105
Income tax provision	217	187

Net income (loss)	$(9,819)	$184,918

Net income (loss) per common share - basic and diluted	$(1.96)	$1.03

Weighted average common shares outstanding - basic and diluted	5,000,000	180,380,513

See accompanying notes to condensed consolidated financial statements

PRANDIUM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Successor Company	Predecessor Company

	For the Six Months Ended June 29, 2003	For the Six Months Ended June 30, 2002

Cash flows from operating activities:
Cash received from customers and licensees	$118,473	$135,961
Cash paid to suppliers and employees	(115,928)	(134,614)
Interest paid, net	(650)	(153)
Opening costs	—	(1)
Restructuring costs	(2,402)	(707)
Income taxes paid	(170)	(193)

Net cash provided by (used in) operating activities before reorganization items	(677)	293
Reorganization items - professional fees	—	(366)

Net cash used in operating activities	(677)	(73)

Cash flows from investing activities:
Proceeds from disposal of property and equipment	1,784	70
Proceeds from payments on notes receivable	345	—
Capital expenditures	(855)	(1,064)
Lease termination payments	(275)	(1,512)
Other divestment expenditures	(1,130)	(987)
Cash required for the El Torito Sale	—	(128)
Decrease in restricted cash, net	—	12,400
Other	(325)	126

Net cash provided by (used in) investing activities	(456)	8,905

Cash flows from financing activities:
Payment of debt issuance costs	—	(175)
Reductions of long-term debt, including capitalized lease obligations	(1,039)	(531)
Cash settlement of liabilities subject to compromise under reorganization proceedings	—	(30,000)

Net cash used in financing activities	(1,039)	(30,706)

Net decrease in cash and cash equivalents	(2,172)	(21,874)
Cash and cash equivalents at beginning of period	6,570	27,982

Cash and cash equivalents at end of period	$4,398	$6,108

Reconciliation of net income (loss) to net cash used in operating activities:
Net income (loss)	$(9,819)	$184,918
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,402	6,085
Amortization of debt issuance costs and deferred gain	123	6
Loss on disposition of properties	230	654
Provision for divestitures and write-down of long-lived assets	653	2,757
Accretion of interest on new notes	4,543	—
Gain on extinguishment of debt	(208)	(191,385)
Fresh start adjustment	—	(9,890)
(Increase) decrease in receivables, inventories and other current assets	(132)	493
Increase (decrease) in accounts payable, self-insurance reserves, other accrued liabilities and income taxes payable	(1,469)	6,289

Net cash used in operating activities	$(677)	$(73)

See accompanying notes to condensed consolidated financial statements

PRANDIUM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          1.     Company.     Prandium, Inc. (“Prandium” and together with its subsidiaries, the “Company”), was incorporated in Delaware in 1986.  Prandium, through its subsidiaries, is primarily engaged in the operation of restaurants in the full-service and fast-casual segments.  At June 29, 2003, the Company operated 166 restaurants in 21 states, approximately 66% of which are located in California, Ohio, Pennsylvania, Indiana and Michigan, and franchised and licensed 8 restaurants outside the United States.

          For the purpose of information presented in the condensed consolidated financial statements, “Predecessor Company” refers to the Company with respect to information relating to the periods ended prior to July 2, 2002 and “Successor Company” refers to the Company with respect to information relating to the periods beginning on or after July 2, 2002, after giving effect to the Plan (as defined below).

          2.     Financial Statements.     The Condensed Consolidated Financial Statements in this Form 10-Q have been prepared in accordance with Securities and Exchange Commission Regulation S-X. Reference is made to the Notes to the Consolidated Financial Statements for the Fiscal Year Ended December 29, 2002 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (the “Form 10-K”) for information with respect to the Company’s significant accounting and financial reporting policies, as well as other pertinent information.  The Company believes that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made.  The results of operations for the quarter and six months ended June 29, 2003 are not necessarily indicative of those for the full year.

          As a result of the consummation of the Plan (as defined below) on July 2, 2002 and pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization,” the Company qualified for fresh start reporting as of July 2, 2002.  Under fresh start reporting, all assets and liabilities were restated to the current value of the reorganized entity to approximate the Company’s fair value at the date of reorganization.  For financial reporting purposes, the effective date of the Reorganization Case (as defined below) is deemed to be the close of business on June 30, 2002; therefore, certain transactions occurring after June 30, 2002 but on or before July 2, 2002 are reflected in the condensed consolidated financial statements as if they had occurred on June 30, 2002.  As a result, the condensed consolidated statements of operations for the quarter and six months ended June 30, 2002 reflects the effects of the forgiveness of debt ($191.4 million) resulting from confirmation of the Plan and the effects of the adjustments to restate assets and liabilities ($9.9 million) to reflect the reorganization value of the Company.  As such, the condensed consolidated balance sheets of the Company as of June 29, 2003 and December 29, 2002 and the accompanying condensed consolidated statements of operations for the quarter and six months ended June 29, 2003 represent, in effect, that of a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods.  The accompanying condensed consolidated statements of operations for the quarter and six months ended June 30, 2002 represents that of the Predecessor Company.

          As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company measures stock-based employee compensation cost for financial statement purposes using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations.  Accordingly, compensation cost for the stock option grants to employees is measured as the excess of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock.  For the quarters and six months ended June 29, 2003 and June 30, 2002, 225,000 shares and 15,640,000 shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of net income (loss) per common share as their effect would have been anti-dilutive.

          Pro forma net income (loss) and net income (loss) per common share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 and are presented in the table below ($ in thousands, except per share amounts):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company

	For the Quarter Ended June 29, 2003	For the Quarter Ended June 30, 2002	For the Six Months Ended June 29, 2003	For the Six Months Ended June 30, 2002

Net income (loss) as reported	$(4,771)	$195,690	$(9,819)	$184,918
Net income (loss) – pro forma	(4,771)	195,690	(9,819)	184,918
Net income (loss) per common share as reported – basic and diluted	(0.95)	1.09	(1.96)	1.03
Net income (loss) per common share – pro forma – basic and diluted	(0.95)	1.09	(1.96)	1.03

          There were no stock options granted during the first and second quarters of 2003 and 2002.  Consequently, the pro forma net income (loss) is equal to that presented in the consolidated statements of operations for all periods presented.  These pro forma disclosures are not necessarily indicative of anticipated future disclosures.  The Company estimates the fair value of options at the date of grant using an options pricing model.  The model is designed to estimate the fair value of exchange traded options which, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions, including the expected volatility of the stock price.  Therefore, in management’s opinion, the existing models do not provide a reliable single measure of the value of employee stock options.  The following weighted average assumptions were used to estimate the fair value of options issued during the third and fourth quarters of 2002.

December 29, 2002

Expected dividend yield	0%
Expected stock price volatility	9.65%
Risk free interest rate	2.76%
Expected life of options (in years)	10

          As noted above, no stock options were issued during the first and second quarters of 2003 and 2002.  Therefore, an options pricing model was not run for these periods.

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

          The Company has experienced comparable restaurant sales declines in each of its concepts since the Closing Date.  These sales declines have resulted in operating performance that is significantly lower than projections included as part of the Plan.  As a result of this operating performance, the Company has supplemented its cash flow from operations with borrowings under the Credit Facility.  The sales declines and depressed operating performance have continued through the second quarter of 2003.  Should the Company’s operating results not improve and the Company be unable to meet its financial covenants or, if necessary, obtain waivers or amendments to the Credit Facility, the Company’s financial condition and results of operations could be materially adversely affected.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

          The Company entered into an agreement (the “Services Agreement”) on February 26, 2003 with A&M regarding the provision of interim management services by Messrs. Hilton and Klein (the “Officers”) to the Company and its Board of Directors.  Under the terms of the Services Agreement, A&M will make available to the Company the services of the Officers and one additional professional to assist in the performance of services by the Officers.  The Services Agreement will continue until terminated, and may be terminated by either party upon 30 days written notice to the other party. The Officers are employees of A&M, will remain employees of A&M during the time that they act as officers of the Company, and A&M will be responsible for the Officers’ compensation and employee benefits during the term of the Services Agreement. A&M will be compensated for the services of the Officers partially in cash and partially in shares of a new series of preferred stock to be issued by the Company. During the term of the Services Agreement, the Company will pay A&M a fixed monthly fee of $165,000, subject to annual adjustment, and shall reimburse A&M for reasonable out-of-pocket expenses.  Subject to certain conditions, the Company will also issue to A&M up to 213,000 shares of a new series of preferred stock (the “Shares”).  The Shares shall be payable as follows: 200,000 Shares on March 1, 2004 and 13,000 Shares on June 1, 2004. All or a portion of the Shares may be issued to A&M earlier upon the occurrence of certain events set forth in the Services Agreement.  Each Share will be convertible into 10 shares of the Company’s common stock, will have piggyback registration rights and will not be entitled to receive dividends.  Each of the Shares will have one vote, voting together with the common stock as a single class.  The Shares will have a standard non-participating liquidation preference upon liquidation of the Company’s assets or a sale of the Company.  Charges from A&M ($520,000 during the second quarter of 2003 and $1,049,000 during the first six months of 2003) for their turnaround and restructuring services are reported in restructuring costs in the condensed consolidated statements of operations.

          4.     Sale of Hamburger Hamlet Restaurants. The Company is not currently under an agreement to sell its 14 Hamburger Hamlet restaurants (the “Hamburger Hamlet Chain”), although through the possible sale of the entire Company or individually, the Company continues to seek a buyer.  As called for in the note agreement (the “Note Agreement”) covering the new FRI-MRD 12% Senior Secured Notes (the “Notes”), the proceeds of any sale of the Hamburger Hamlet Chain would be used to prepay the Notes in accordance with the terms of the Note Agreement. Prior to a sale of the Hamburger Hamlet Chain, the Note Agreement requires that the excess cash flow generated by the Hamburger Hamlet Chain be used to prepay the Notes.  There can be no assurance that any such sale will be entered into or successfully completed.  Two prior agreements to sell the Hamburger Hamlet Chain to different parties were entered into on October 23, 2001 and May 10, 2002, respectively, and each terminated in accordance with its terms on February 6, 2002 and August 9, 2002, respectively.

          The assets and liabilities of the Hamburger Hamlet Chain have been written down to their estimated fair value less costs to sell of $11,891,000 and classified as property held for sale in the accompanying condensed consolidated balance sheets.  During the first and second quarters of 2003, the Company recorded a provision for divestitures of $165,000 and $123,000, respectively, related to the sale of the Hamburger Hamlet Chain.

          The Hamburger Hamlet Chain generated sales of $15,477,000 and $15,713,000 for the six months ended June 29, 2003 and June 30, 2002, respectively, and related operating income of $1,339,000 and $1,590,000 for the same periods, respectively.  Such operating income includes charges for allocated general and administrative expenses of $330,000 and $345,000 for the six months ended June 29, 2003 and June 30, 2002, respectively.

          5.     Strategic Divestment Programs and Restructuring Accruals.     During the first quarter of 2003, no Koo Koo Roo restaurants were added to the Koo Koo Roo strategic divestment program. During the second quarter of 2003, the Company divested one Koo Koo Roo restaurant and recorded a provision for divestitures of $95,000 for lease termination costs.  During the first six months of 2003, the Company did not pay any severance and lease termination costs.  The one restaurant remaining in the Koo Koo Roo strategic divestment program had sales of $299,000 and restaurant level operating losses of $143,000 during the first six months of 2003.

          During the first quarter of 2003, no Chi-Chi’s restaurants were added to the Chi-Chi’s strategic divestment program.  During the first quarter of 2003, the Company recorded a provision for divestitures of $176,000 for lease termination and other divestment costs and $6,000 for severance costs.  During the second quarter of 2003, the Company recorded a provision for divestitures of $61,000 for lease termination and other divestment costs and $27,000 for severance costs.  The Company paid $33,000 for severance and $275,000 for lease termination costs during the first six months of 2003.  The eleven restaurants still in operation under the Chi-Chi’s strategic divestment program had sales of $4,852,000 and restaurant level operating losses of $713,000 during the first six months of 2003.

          On December 30, 2002, Mr. Kevin S. Relyea, the Company’s then Chairman, Chief Executive Officer and President, resigned all his positions with the Company.  The Company entered into a Severance Agreement and General Release with Mr. Relyea.  In connection with the Severance Agreement, the Company recorded a $961,000 provision for severance and related costs in January 2003, and such provision is included in restructuring costs in the condensed consolidated statement of operations.  On March 6, 2003, as one of the first initiatives under the A&M engagement, 30 divisional and corporate support positions were eliminated.  These eliminations included several executive positions.  In connection with these eliminations, the Company recorded a provision for severance and outplacement fees of $718,000 in March 2003, and such provision is included in restructuring costs in the condensed consolidated statement of operations. During the first quarter of 2003, the Company recorded an additional provision of $202,000 for other severance and related costs. During the first six months of 2003, the Company paid $662,000 and $33,000 for severance and outplacement costs, respectively.

          6.     Possible Sale of the Company.     On May 14, 2003, the Company entered into a non-binding letter of intent with Triyar Companies, LLC, The 180º Group LLC, Prandium Acquisition Company, LLC and Goense Bounds & Partners (collectively, the “Investors”) (the “Letter of Intent”) that contemplated a proposed transaction pursuant to which the Investors would acquire the Company in exchange for $6.4 million in cash to be paid at closing, plus contingent consideration relating to potential future transactions involving certain of the Company’s assets, as more particularly described in the Letter of Intent.

          Pursuant to the terms of the Letter of Intent, if the parties did not execute a definitive agreement on or prior to July 31, 2003, the Letter of Intent would automatically terminate without any further action by any party.  No definitive agreement had been executed by such date and, therefore, the Letter of Intent automatically terminated.  The Company is continuing to explore its strategic alternatives.

          7.     Stock Options.     On July 2, 2002, certain officers and employees of the Company were granted stock options to purchase 444,070 shares under the Prandium, Inc. 2002 Stock Incentive Plan.  The stock options granted vest 25% on the date of the grant and 25% on each of the first three anniversaries of such date of grant.  The stock options have a ten-year term.  Concurrently, the old common stock of Prandium and the old stock option plans were canceled.  Options to purchase common stock are generally granted at the fair market value of the Company’s stock on date of grant.  Under the 2002 Stock Incentive Plan, 330,868 shares of common stock were available for future stock option grants at June 29, 2003.

          A summary of the status of the Company’s plans as of June 29, 2003 and December 29, 2002 and changes during the periods then ended is presented below:

	June 29, 2003		December 29, 2002

	Number of Options	Weighted- Average Exercice Price	Number of Options	Weighted- Average Exercice Price

Outstanding at beginning of period	435,969	$1.90	18,015,174	$1.13
Granted	—	—	444,070	1.90
Cancelled	(211,281)	1.90	(18,023,275)	1.13

Outstanding at end of period	224,688	$1.90	435,969	$1.90

Options exercisable at end of period	60,416		109,664

          There were no stock options granted during the first and second quarters of 2003.  Options granted to 238 employees during 2002 represented approximately 8.9% of the weighted average common shares outstanding.  There were no options exercised during the periods presented.

	Options Outstanding June 29, 2003			Options Exercisable June 29, 2003

Range of Exercise Prices	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

All at $1.90	224,688	9.01	$1.90	60,416	$1.90

          8.     Segment Information.     The Company operates exclusively in the food-service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company. The Company’s reportable segments are based on restaurant operating divisions.  The Koo Koo Roo Division includes the operations of Koo Koo Roo and Hamburger Hamlet restaurants. Operating income (loss) includes the operating results before interest.  The corporate component of sales, depreciation and amortization and operating income (loss) represents operating results of certain other restaurants, as well as corporate general and administrative expenses.  Corporate assets include corporate cash, restricted cash, investments, receivables, asset portions of financing instruments and certain other restaurants.  As a result of the impact of the Plan on the Company’s capital structure and the Company’s adoption of fresh start reporting, certain key elements of segment reporting since the Closing Date are not comparable to those prior to the Closing Date.  The selected quarterly segment data relating to the first and second quarters of 2002 represent the operations of the Predecessor Company.  For financial reporting purposes, the effective date of the Reorganization Case is deemed to be the close of business on June 30, 2002; therefore, certain transactions occurring after June 30, 2002 but on or before July 2, 2002 are reflected in the consolidated financial statements as if they had occurred on June 30, 2002.  The value of the total assets is based on an independent appraisal performed in connection with the determination of the Company’s reorganization value in connection with fresh start reporting.

	For the Quarters Ended		For the Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

	(Unaudited)
	($ in thousands)
Sales
Chi-Chi’s Division	$42,454	$49,288	$86,110	$98,503
Koo Koo Roo Division	15,641	17,489	31,505	35,371
Corporate	762	717	1,430	1,515

Total Sales	$58,857	$67,494	$119,045	$135,389

Depreciation and Amortization
Chi-Chi’s Division	$1,936	$2,203	3,849	$4,377
Koo Koo Roo Division	441	598	877	1,202
Corporate	337	261	676	506

Total Depreciation and Amortization	$2,714	$3,062	$5,402	$6,085

Operating Income (Loss)
Chi-Chi’s Division	$(990)	$374	$(698)	$(586)
Koo Koo Roo Division	(67)	118	116	(1,219)
Corporate	(760)	(2,252)	(3,537)	(3,160)

Total Operating Loss	$(1,817)	$(1,760)	$(4,119)	$(4,965)

Interest Expense, net
Chi-Chi’s Division	$140	$161	$294	$344
Koo Koo Roo Division	51	59	106	120
Corporate	2,721	2,836	5,291	10,065

Total Interest Expense, net	$2,912	$3,056	$5,691	$10,529

Capital Expenditures
Chi-Chi’s Division	$349	$531	$657	$883
Koo Koo Roo Division	141	108	192	122
Corporate	1	20	6	59

Total Capital Expenditures	$491	$659	$855	$1,064

	June 29, 2003	December 29, 2002

	(Unaudited)
	($ in thousands)
Total Assets
Chi-Chi’s Division	$65,537	$72,158
Koo Koo Roo Division	21,512	22,210
Corporate	11,737	13,632

Total Assets	$98,786	$108,000

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

•	the availability of adequate working capital;

•	the development of successful marketing strategies for each of the Company’s concepts;

•	the ability of the Company to sell the Hamburger Hamlet Chain on acceptable terms;

•	the effect of national and regional economic conditions;

•	competitive products and pricing;

•	changes in legislation;

•	demographic changes;

•	the ability to attract and retain qualified personnel;

•	changes in business strategy or development or divestment plans;

•	business disruptions;

•	changes in consumer preferences, tastes and eating habits;

•	increases in food and labor costs; and

•	increases in utility or fuel costs.

          The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

          Additional information regarding these factors is contained in the Company’s SEC filings, including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 and Quarterly Report on Form 10-Q for the period ended March 30, 2003.

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

          Impairment of Long-Lived Assets.     The Company reviews long-lived assets for impairment in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-lived Assets,” when events or circumstances indicate that the carrying amounts may not be recoverable. Assets subject to this review, and for which impairments have been recorded in 2003 or prior years, include property, plant and equipment.

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

          Insurance Reserves.     Insurance liabilities and reserves are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for claims that have not yet been reported.  These estimates rely on actuarial calculations of ultimate loss experience for similar historical events and an estimate of incurred but not reported claims.  The Company’s insurance reserves totaled $7,440,000 at June 29, 2003.  Management continually evaluates the potential for changes in loss estimates, both positive and negative, and uses the results of these evaluations to adjust recorded provisions and reserves.

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

          As used herein, “comparable restaurants” means restaurants operated by the Company for at least eighteen months and that continued in operation through the end of the second quarter of 2003.

Liquidity and Capital Resources

Liquidity

          Cash needs are being funded by available cash balances and cash provided by operating activities, supplemented by borrowings under the Credit Facility. In addition, during the first quarter of 2003, cash was further supplemented by $1.7 million in proceeds from the sale of a Chi-Chi’s restaurant property.  As described below, the Company filed a Reorganization Case to confirm the Plan with the Bankruptcy Court.  The Plan was confirmed by the Bankruptcy Court on June 20,

2002 and consummated on July 2, 2002.  The Company has experienced comparable restaurant sales declines in each of its concepts since the Closing Date.  These sales declines have resulted in operating performance that is significantly lower than projections included as part of the Plan.  As a result of this operating performance, the Company has supplemented its cash flow from operations with borrowings under the Credit Facility.  The sales declines and depressed operating performance have continued through the second quarter of 2003.  Should the Company’s operating results not improve and the Company be unable to meet its financial covenants or, if necessary, obtain waivers or amendments to the Credit Facility, the Company’s financial condition and results of operations could be materially adversely affected.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

          Statement of Cash Flows.     For the six months ended June 29, 2003, net cash used in operating activities was $0.7 million compared to $73,000 used in operating activities for the same period in 2002.  This $0.6 million change was primarily due to the $1.2 million increase in cash received from customers and licensees net of cash paid to suppliers and employers, which was more than offset by the $1.7 million increase in restructuring cost payments.  For the first six months of 2003, net cash used in investing activities was $0.5 million compared to $8.9 million provided by investing activities for the same period in 2002.  This $9.4 million change was primarily due to a $1.7 million increase in proceeds from disposal of property and equipment and a $1.2 million decrease in lease termination payments, which was more than offset by a $12.4 million change in restricted cash activity.  For the first six months of 2003, net cash used in financing activities was $1.0 million compared to $30.7 million used in financing activities for the same period in 2002.  This change was primarily due to the payment of $30.0 million to debtholders in accordance with the Plan.

          EBITDA.     For the first six months of 2003, the Company reported EBITDA (defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, provision for divestitures and write-down of long-lived assets, restructuring costs, reorganization items, interest, taxes, depreciation and amortization) of $5.2 million, compared to $6.8 million in the same period of 2002.  The $1.6 million decrease was primarily composed of (i) a $1.4 million decrease in the EBITDA attributable to the Chi-Chi’s restaurants; (ii) a $0.3 million decrease in the EBITDA attributable to the Koo Koo Roo restaurants; and (iii) a $0.3 million decrease in the EBITDA attributable to the Hamburger Hamlet Chain, partially offset by a $0.3 million improvement in the EBITDA of the other restaurants, which included results from the subsequently closed Mesquite Beach concept in 2002.

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

          A reconciliation of cash flow provided by operating activities to EBITDA (as defined) follows ($ in thousands):

	For the Quarters Ended			For the Six Months Ended

	June 29, 2003	June 30, 2002	July 1, 2001	June 29, 2003	June 30, 2002	July 1, 2001

Cash flow used in operating activities	$(1,520)	$(994)	$(3,194)	$(677)	$(73)	$(4,824)
Reconciling items:
Opening costs	—	—	57	—	1	107
Restructuring costs	654	1,935	2,057	3,072	2,316	2,553
Reorganization items	—	676	—	—	676	—
Interest expense, net	2,912	3,056	7,066	5,691	10,529	13,712
Tax provision	109	93	107	217	187	213
Amortization of debt issuance costs	(61)	—	(90)	(123)	(6)	(183)
Accretion of interest	(2,312)	—	—	(4,543)	—	—
Increase (decrease) in current assets	85	762	(327)	132	(493)	202
Decrease (increase) in current liabilities	2,064	(1,228)	(5,747)	1,469	(6,289)	(12,198)

EBITDA	$1,931	$4,300	$(71)	$5,238	$6,848	$(418)

          Working Capital Deficiency.     The Company normally operates with a working capital deficiency because:

•	restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable;

•	rapid turnover allows a limited investment in inventories; and

•	cash from sales is applied to the payment of related accounts payable for food, beverages and supplies which are generally purchased on trade credit terms.

          The Company had a working capital deficiency of $18.4 million on June 29, 2003.  This amount includes property held for sale of approximately $11.9 million.

          The following represents a list of the Company’s contractual obligations and commitments, including interest on the Notes that is payable-in-kind at the Company’s option ($ in thousands):

	Payments Due by Period

	Total	Remaining Six Months 2003	Years Ending December

			2004	2005	2006	2007	2008	Thereafter

Long-term debt, including capitalized lease obligations	$77,925	$189	$241	$76,230	$1,142	$123	$—	$—
Operating leases	108,881	12,858	22,762	20,192	14,848	13,031	8,910	16,280

Total contractual cash obligations	$186,806	$13,047	$23,003	$96,422	$15,990	$13,154	$8,91017	$16,2801

          The Company currently has a substantial portfolio of subleased and assigned properties.  Because the ability of any particular sub-lessee or assignee to satisfy its obligations under any subleased or assigned lease depends on its ability to generate sufficient revenues in the acquired restaurant, there can be no assurance that the Company will not incur significant and unplanned costs in connection with such leases.  The Company’s maximum theoretical future exposure at June 29, 2003, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $34,018,000.  Approximately $21,293,000 of this amount, related to subleased properties, is included in the $108,881,000 of total operating lease payments in the preceding table of payments due by period.  The remaining $12,725,000 of this amount is for assigned properties.  The maximum theoretical future exposure does not take into consideration any mitigating measures the Company could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the lease by negotiating a lump sum payment to the landlord less than the sum of all remaining future rents.

          On July 2, 2002, Prandium, FRI-MRD, Chi-Chi’s, Inc. (“Chi-Chi’s”), Koo Koo Roo, Inc. (“KKR”), and certain of their subsidiaries became guarantors of the Credit Facility with Foothill. As amended, the term of the guarantee continues until June 30, 2004.  The maximum potential amount of future payment the guarantors could be required to make under the guarantee is $15,000,000, assuming that the Company borrowed the full amounts available under the revolver and letter of credit components of the Credit Facility.  At August 8, 2003, approximately $9.0 million of letters of credit and $2.8 million of working capital borrowings were outstanding under the Credit Facility.

          In addition, Chi-Chi’s, is a guarantor on six operating leases for Chi-Chi’s restaurants operated by various subsidiaries of Chi-Chi’s.  FRI-MRD and KKR are guarantors on operating leases for seven restaurants and one restaurant, respectively, which have been subleased to other parties. These guarantees remain effective through the end of the lease term for each property.  The maximum potential aggregate amount of future payments that could be required to be made under these guarantees is $4,278,000. Of this amount, $2,080,000 is included in the $34,018,000 of maximum theoretical future exposure noted above, and $2,198,000 is included in the $108,881,000 of total operating lease payments in the table of payments due by period above.

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

          2.     Credit Facility.     On July 2, 2002, the Company entered into the Credit Facility to provide for the ongoing working capital needs of the Company.  The Credit Facility included anniversary fee provisions which called for payments of $150,000 at the first year anniversary, $300,000 at the second year anniversary and $450,000 at the third year anniversary, respectively.  In addition, the Credit Facility was subject to early termination on January 1, 2005 if, on or before January 1, 2005, the maturity date of the Notes (or any refinancing of the Notes) had not been extended to October 2, 2006 or later.  The Credit Facility provided for up to $4 million in revolving cash borrowings and up to $15 million in letters of credit (less the outstanding amount of revolving cash balances).  In addition, any borrowings are subject to restrictions based on a borrowing base calculation in the Credit Facility.  The Credit Facility is secured by substantially all of the assets of the Company and contains customary restrictive covenants, including the maintenance of certain financial ratios.  Among other things, the covenants restrict the Company’s ability to incur debt, pay dividends on or redeem capital stock, make certain types of investments, make dispositions of assets and engage in mergers and consolidations. In addition, a change in ownership of 30% or more of the Company’s common stock, with certain permitted exceptions, is prohibited.

          On July 24, 2003, the Company entered into an amendment to the Credit Facility which amends certain provisions of the Credit Facility to provide, among other things, (i) that the obligations existing under the Credit Facility will mature on June 30, 2004 and no anniversary fee will be due at that time; (ii) that the maximum amount of revolving cash borrowings will be increased to an aggregate of $5 million, subject to a potential downward adjustment as set forth in the amendment; (iii) that the maximum amount of aggregate borrowings available under the Credit Facility shall be subject to reduction from $15 million to an amount determined by a formula set forth in the amendment; (iv) for an adjustment to the restrictive covenants regarding financial ratios under the Credit Facility; and (v) that if the outstanding obligations under the Credit Facility have been satisfied by December 31, 2003 a pro rata portion of the $150,000 anniversary fee paid by the Company on July 2, 2003 will be refunded to the Company.  The Company was in compliance with all covenants, including the amended financial ratios, at June 29, 2003.

          Approximately $8.7 million of letters of credit were outstanding under the Credit Facility as of June 29, 2003 with approximately $9.0 million outstanding as of August 8, 2003.  Such outstanding letters of credit, in large part, provide security for future amounts payable under the Company’s workers’ compensation and general liability insurance programs and under Kevin S. Relyea’s Severance Agreement.  Working capital borrowings in the amount of $1.0 million were outstanding under the Credit Facility as of June 29, 2003, with $2.8 million outstanding as of August 8, 2003.

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

          The Notes, among other things, (i) mature on January 31, 2005, (ii) have an interest rate of 12% that is payable-in-kind at the Company’s option, (iii) contain additional limitations on indebtedness and capital expenditures , (iv) include capital expenditure restrictions on the Hamburger Hamlet Chain and (v) require that free cash flow (as defined) generated by the Hamburger Hamlet Chain prior to a sale of the restaurants, and the proceeds of any sale of the Hamburger Hamlet Chain, be applied to prepay the Notes.  In addition, while no cash interest payments are required on the Notes, prepayments are encouraged by an extra reduction in principal of up to 33.33% of the prepaid amount through December 31, 2002, 17.65% of the prepaid amount through December 31, 2003 and 11.11% of the prepaid amount through September 30, 2004.

Capital Resources

          Net cash used in investing activities was $0.5 million for the first six months of 2003, including $0.9 million used for capital expenditures, as compared to net cash provided by investing activities of $8.9 million for the same period in 2002.  The $9.4 million change in net cash provided by (used in) investing activities for the first six months of 2003 was primarily due to a $1.7 million increase in proceeds from disposal of property and equipment and a $1.2 million decrease in lease termination payments, which was more than offset by a $12.4 million change in restricted cash activity in connection with the Plan.

          The Company anticipated that it would incur capital expenditures of up to approximately $4.3 million in fiscal 2003, primarily related to maintaining existing open and operating restaurants. However, current spending trends indicate 2003 capital expenditures will be approximately $3.0 million.  Actual capital expenditures for fiscal 2003 will be dependent on restrictions under the Company’s debt instruments and the availability of the required funds.

Results of Operations

          As a result of the consummation of the Plan and the Company’s emergence from bankruptcy, the results of operations since the Closing Date are not comparable to those prior to the Closing Date.  For certain key operating elements of the statement of operations, however, the following analysis of a comparison of operations of the Successor Company in fiscal 2003 to operations of the Predecessor Company in fiscal 2002 is provided.  The following comparison notes where there is a lack of comparability of results, such as for depreciation and amortization and interest expense.

          The Company’s total sales of $58,857,000 for the second quarter of 2003 decreased by $8,637,000 or 12.8% when compared to the same period in 2002.  For the first six months of 2003, total Company sales of $119,045,000 decreased by $16,344,000 or 12.1% as compared to the same period in 2002.  These decreases were the result of (i) declines in the second quarter of 2003 versus 2002 of comparable restaurant sales for Chi-Chi’s and Koo Koo Roo, partially offset by an increase in comparable sales for Hamburger Hamlet, and comparable restaurant sales declines in all of the concepts for the first six months of 2003 and (ii) sales decreases attributable to restaurants sold or closed.  The breakdown of the sales decreases for the second quarter and first six months of 2003 is shown in the following table.

	Change in Second Quarter 2003 Sales	Change in First Six Months 2003 Sales

	($ in thousands)
Decrease in Sales of Comparable Restaurants	$(6,014)	$(10,921)
Decrease in Sales from Restaurants Sold or Closed	(2,623)	(5,423)

Total	$(8,637)	$16,344)

          Overall, sales for comparable restaurants were $58,010,000 for the second quarter of 2003, a $6,014,000 or 9.4% decline from the same period in 2002.  For the first six months of 2003, sales of comparable restaurants of $117,509,000 decreased by $10,921,000 or 8.5% as compared to the same period in 2002.  As shown in the following table, these declines resulted from decreased sales in comparable Chi-Chi’s and Koo Koo Roo restaurants for both the second quarter and first six months of 2003, along with the results of Hamburger Hamlet whose sales decreased from prior year for the first six months of 2003, but were positive for the second quarter of 2003.

	Change in Second Quarter 2003 Sales		Change in First Six Months 2003 Sales

	Amount	Percent	Amount	Percent

	($ in thousands)
Comparable Chi-Chi’s	$(4,805)	(10.2)%	$(8,419)	(8.9)%
Comparable Koo Koo Roo	(1,338)	(14.9)	(2,266)	(12.4)
Comparable Hamburger Hamlet	129	1.7	(236)	(1.5)

Total	$(6,014)	(9.4)%	$(10,921)	(8.5)%

          Both Koo Koo Roo and Chi-Chi’s restaurants are experiencing lower check averages year over year.  Strategically, the Company desires to improve both concepts’ value perception to guests and, thus, through a mixture of coupons and price decreases, both are offering better values.  However, the near term effect is that costs that are considered variable with sales volume, such as product costs, payroll costs and other operating expenses, are increasing as a percent of sales even though the efficiency of these cost categories (e.g. commodity pricing and number of guests served per labor hour) is unimpaired.

          Product costs of $15,226,000 for the second quarter of 2003 decreased $1,358,000, or 8.2%, as compared to the same period in 2002.  For the first six months of 2003, product costs of $30,198,000 decreased by $3,652,000, or 10.8%, as compared to the same period in 2002.  Product costs as a percentage of sales for the second quarter of 2003 increased 1.3 percentage points from 24.6% in 2002 to 25.9% in 2003.  For the first six months of 2003, product costs as a percentage of sales increased 0.4 percentage point from 25.0% in 2002 to 25.4% in 2003.  The product costs increases as a percentage of sales were primarily related to shifts in menu mix to higher priced seafood items in the Chi-Chi’s restaurants and greater discounting on sales.  Decreases in product cost amounts were primarily as a result of additional restaurants being closed.

          Payroll and related costs of $21,589,000 decreased $2,071,000, or 8.8%, for the second quarter of 2003 as compared to the second quarter of 2002.  For the first six months of 2003, payroll and related costs of $42,798,000 decreased $5,350,000, or 11.1%, as compared to the same period in 2002.  As a percentage of sales, payroll and related costs were 36.7% in the second quarter of 2003, 1.6 percentage points higher than the same period in 2002.  For the first six months of 2003, payroll and related costs were 36.0% of sales, 0.4 percentage point higher than the same period in 2002.  Amount decreases in 2003 versus 2002 were primarily as a result of additional restaurants being closed.  The increase of payroll and related costs as a percentage of sales was primarily as a result of decreased sales in 2003.

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

          Occupancy and other operating expenses were $ 16,854,000 for the second quarter of 2003, $2,002,000, or 10.6%, lower than the same period in 2002.  For the first six months of 2003, occupancy and other operating expenses of $34,108,000 decreased by $3,670,000, or 9.7%, as compared to the same period in 2002.  As a percentage of sales, occupancy and other operating expenses were 28.6% in the second quarter of 2003, 0.7 percentage point higher than the same period in 2002. For the first six months of 2003, occupancy and other operating expenses were 28.7% as a percentage of sales, 0.8 percentage point higher than the same period in 2002.  The decrease in occupancy and other operating expenses was primarily related to additional restaurants being closed and to the decision to halt television advertising for Chi-Chi’s.  The increase of occupancy and other operating expenses as a percentage of sales was primarily as a result of decreased sales in 2003.

          Depreciation and amortization of $2,714,000 for the second quarter of 2003 decreased by $348,000, or 11.4%, as compared to same period of 2002.  For the first six months of 2003, depreciation and amortization of $5,402,000 decreased by $683,000, or 11.2%, as compared to the same period in 2002.  These decreases were due to the impact of restaurants sold or closed since the beginning of 2002, the reduced depreciable basis from the impairment write-down of certain long-lived assets and the adoption of fresh start reporting.

          General and administrative expenses for the second quarter of 2003 were $3,257,000, $837,000, or 20.4%, lower than the same period in 2002.  For the first six months of 2003, general and administrative expenses were $6,703,000, which were $2,062,000, or 23.5%, lower than the first six months of 2002.  As a percentage of sales, general and administrative expenses were 5.5% in the second quarter of 2003, 0.6 percentage point lower than the same period in 2002, and 5.6% in the first six months of 2003, 0.9 percentage point lower than the first six months of 2002.  Cost savings measures, including headcount reductions, were implemented in March 2003 and are the primary driver of the year-over-year improvement.

          The Company reported a loss on disposition of properties of $74,000 in the second quarter of 2003 compared to a loss of $513,000 for the same period of 2002.  For the first six months of 2003, the Company reported a loss on disposition of properties of $230,000 as compared to a loss of $654,000 for the same period in 2002.  Losses in 2002 were greater than 2003 primarily due to corporate asset write-offs.

          In the second quarter and first six months of 2003, the Company recorded provisions for divestitures and write-down of long-lived assets of $306,000 and $653,000, respectively, compared to $550,000 and $2,757,000, respectively, for the same periods in 2002.  The provision for divestitures in the first six months of 2003 was comprised of: (i) $332,000 for lease termination and divestment costs; (ii) $33,000 for severance costs; and (iii) $288,000 related to the sale of the Hamburger Hamlet Chain.  The provision for divestitures in the first six months of 2002 was primarily comprised of: (i) $250,000 for the write-off of a liquor license; (ii) $481,000 for lease terminations; and (iii) $2.0 million related to the sale of the Hamburger Hamlet Chain.

          The Company reported restructuring costs of $654,000 and $3,072,000 during the second quarter and first six months of 2003, respectively.  These costs were primarily related to severance provisions related to the organizational restructuring of the Company’s support center and charges from A&M ($520,000 during the second quarter of 2003 and $1,049,000 during the first six months of 2003) for their turnaround and restructuring services.

          Interest expense, net of $2,912,000 for the second quarter of 2003 decreased by $144,000, or 4.7%, as compared to the same period in 2002.  For the first six months of 2003, interest expense, net of $5,691,000 decreased by $4,838,000, or 45.9%, as compared to the same period in 2002.  The decreases primarily resulted from reduced interest expense due to the filing of the Reorganization Case on May 6, 2002.  Contractual interest for the second quarter and first six months of 2002 would have been higher by $4,317,000 but for the timing of the Reorganization Case.

          The Company recorded gains on extinguishment of debt of $67,000 and $208,000 during the second quarter and first six months of 2003, respectively.  These gains related to the prepayment of the Notes from excess cash flow generated by the Hamburger Hamlet Chain.  During the second quarter of 2002, the Company recorded a gain on extinguishment of debt of $191,385,000 resulting from cancellation of indebtedness due to the filing of the Reorganization Case on May 6, 2002.

          The Company reported reorganization items of $9,214,000 in connection with the Closing.  The reorganization items include a fresh start adjustment of $9,883,000, reduced by legal and professional fees incurred during the pendency of the Reorganization Case.

Recent Accounting Pronouncements

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

          In April 2003, the FASB issued Statement 149, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires prospective application for contracts entered into or modified after June 30, 2003, except for contracts which exist in fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003.  For existing contracts for fiscal quarters that began prior to June 15, 2003, the provisions of this Statement that relate to Statement 133 Implementation Issues should continue to be applied in accordance with their respective effective dates. Statement 149 requires that contracts with comparable characteristics be accounted for similarly.  The Company does not expect the adoption of this pronouncement to have a material impact on the results of its operations, financial position or liquidity.

          In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  Statement 150 requires that an issue classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity for which this statement is effective for fiscal periods beginning December 15, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on the results of its operations, financial position, or liquidity.

Seasonality

          The Company, as a whole, does not experience significant seasonal fluctuations in sales. However, the Company’s sales tend to be slightly greater during the spring and summer months.

Selected Division Operating Data

          The following table sets forth certain information regarding (i) the Company and (ii) its ongoing Chi-Chi’s restaurants, Koo Koo Roo restaurants and Hamburger Hamlet restaurants and other operating restaurants. At June 29, 2003, the Company operated 123 full-service Chi-Chi’s restaurants, 28 fast-casual Koo Koo Roo restaurants, 14 full-service Hamburger Hamlet restaurants and one other restaurant.  No distinction is made in the table for Predecessor or Successor operations, since the application of fresh start accounting has no impact on the information presented.

	For the Quarters Ended			For the Six Months Ended

	June 29, 2003	June 30, 2002	July 1, 2001	June 29, 2003	June 30, 2002	July 1, 2001

	($ in thousands, except average check amount)
Chi-Chi’s Restaurant Division
Restaurants Open at End of Period:
Owned/operated	123	131	139	123	131	139
Franchised and Licensed	8	8	13	8	8	13
Sales	$42,454	$49,288	$52,602	$86,110	$98,503	$106,059
Restaurant Level Cashflow (a)	3,648	5,991	3,734	8,696	11,335	7,215
Divisional EBITDA (b)	1,175	2,982	528	3,670	5,022	857
Percentage increase (decrease) in comparable restaurant sales	(10.2)%	(3.4)%	(3.5)%	(8.9)%	(4.7)%	(2.1)%
Average check (excluding alcoholic beverage sales)	$10.97	$11.53	$10.96	$11.22	$11.50	$10.87
Koo Koo Roo Restaurants (c)
Restaurants Open at End of Period:
Owned/operated	28	30	38	28	30	38
Franchised and Licensed	—	—	—	—	—	—
Sales	$7,701	$9,678	$12,420	$16,028	$19,658	$25,280
Restaurant Level Cashflow (a)	361	1,278	653	1,140	2,144	1,434
Divisional EBITDA (b)	(127)	429	(524)	111	397	(955)
Percentage decrease in comparable restaurant sales	(14.9)%	(8.7)%	(9.2)%	(12.4)%	(9.4)%	(7.7)%
Average transaction	$9.63	$10.05	$9.62	$9.88	$9.84	$9.69
Hamburger Hamlet Restaurants (c)
Restaurants Open at End of Period:
Owned/operated	14	14	14	14	14	14
Franchised and Licensed	—	—	—	—	—	—
Sales	$7,940	$7,811	$8,222	$15,477	$15,713	$16,588
Restaurant Level Cashflow (a)	1,040	1,043	1,307	1,880	2,133	2,600
Divisional EBITDA (b)	765	777	980	1,339	1,590	1,951
Percentage increase (decrease) in comparable restaurant sales	1.7%	(5.0)%	(1.2)%	(1.5)%	(5.3)%	0.3%
Average check (excluding alcoholic beverage sales)	$10.39	$11.96	$11.70	$10.40	$11.99	$11.78
Other Operating Restaurants
Restaurants Open at End of Period:
Owned operated	1	1	3	1	1	3
Franchised and Licensed	—	—	—	—	—	—
Sales	$762	$717	$1,284	$1,430	$1,515	$2,583
Restaurant Level Cashflow (a)	139	82	77	225	1	48
Divisional EBITDA (b)	99	11	(997)	155	(156)	(2,189)
Total Company
Restaurants Open at End of Period:
Owned/operated	166	176	194	166	176	194
Franchised and Licensed	8	8	13	8	8	13
Sales	$58,857	$67,494	$74,528	$119,045	$135,389	$150,510
EBITDA (d)	1,931	4,300	(71)	5,238	6,848	(418)

(a)

Restaurant Level Cashflow with respect to any operating division represents Divisional EBITDA (as defined below) before general and administrative expenses and any license income or miscellaneous income (expense) reported by the respective division.

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
(d)

EBITDA is defined as earnings (loss) before opening costs, gain (loss) on disposition of properties, gain on sale of division, provision for divestitures and write-down of long-lived assets, restructuring costs, reorganization items, interest, taxes, depreciation and amortization and gain on extinguishment of debt. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer’s historical ability to service debt.  EBITDA should not be considered an alternative to, or more meaningful than, operating income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity.  Furthermore, other companies may compute EBITDA differently, and therefore, EBITDA amounts among companies may not be comparable.  See reconciliation of cash flow used in operating activities to EBITDA (as defined) on page 18.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

          The Company’s primary exposure to financial market risks is the impact that interest rate changes could have on the Credit Facility, under which $1 million in working capital borrowings were outstanding as of June 29, 2003, with $2.8 million outstanding as of August 8, 2003.  Borrowings under the Credit Facility bear interest at the prime rate as announced by Wells Fargo Bank plus 4.25 percentage points.  A hypothetical increase of 100 basis points in the prime interest rate would result in an increase of approximately $28,000 in annual pretax losses. The estimated increase is based upon the outstanding balance of the Credit Facility, and assuming no change in the volume, index or composition of debt, at August 8, 2003.

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

Item 4. Controls and Procedures

          The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”).  These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods.  The Company’s Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based upon that evaluation, they have concluded that such controls and procedures are effective in timely alerting them to material information related to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings.

          During the period covered by this quarterly report, there were no significant changes made in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

          The Company is involved in various litigation matters incidental to its business.  The Company does not believe that any of the existing claims or actions will have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Item 6.     Exhibits and Reports on Form 8-K

          (a)     Exhibits

10	(j)

Letter of Intent, dated as of May 14, 2003, among the Company, Triyar Companies, LLC, The 180º Group LLC, Prandium Acquisition Company, LLC and Goense Bounds & Partners.  (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 16, 2003.)

10	(k)	Amendment Number One to Loan and Security Agreement by and among Prandium, Inc., FRI-MRD Corporation, Chi-Chi's, Inc., Koo Koo Roo, Inc., certain of their subsidiaries and Wells Fargo Foothill, Inc., dated as of July 24, 2003. (Filed as Exhibit 10(k) to the Company's Form 8-K filed with the SEC on July 30, 2003.)

31.1		Certification by Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)     Reports on Form 8-K.

On May 16, 2003, the Company filed a report on Form 8-K announcing the signing of a non-binding letter of intent that contemplated the acquisition of the Company.

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

Date:  August 13, 2003